Form 10-K
period 2018-12-31
SUTRO BIOPHARMA, INC.
filed 2019-04-01
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-38662

SUTRO BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0926186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

310 Utah Avenue, Suite 150
South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 392-8412

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $15.20 per share of common stock on The Nasdaq Stock Market on September 27, 2018, was $214.4 million. The Registrant has elected to use September 27, 2018 as the calculation date, which was the initial trading date of the Registrant’s common stock on The Nasdaq Stock Market, because on June 30, 2018 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately-held company. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 27, 2019, was 22,925,441.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Sutro Biopharma, Inc.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Except where the context otherwise requires, in this Annual Report on Form 10-K, “we,” “us,” “our” and the “Company” refer to Sutro Biopharma, Inc.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.  We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

PART I

Item 1.	Business

Overview

We are a clinical stage drug discovery, development and manufacturing company focused on deploying our proprietary integrated cell-free protein synthesis platform, XpressCF™, to create a broad variety of optimally designed, next-generation protein therapeutics initially for cancer and autoimmune disorders. We aim to design therapeutics using the most relevant and potent modalities, including cytokine-based targets, immuno-oncology, or I/O agents, antibody-drug conjugates, or ADCs, and bispecific antibodies that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF™ Platform to create medicines with improved therapeutic profiles for areas of unmet need.

Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial, with initial safety data expected in mid-2019 and initial efficacy data expected by year end 2019. In October 2018, we were granted Orphan Drug Designation by the FDA, for STRO-001 for the treatment of multiple myeloma. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety data expected by year end 2019.  We have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck, a B Cell Maturation Antigen, or BCMA, and an immuno-oncology directed alliance with Celgene Corporation, or Celgene, and an oncology-focused collaboration with Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”).

We believe our XpressCF™ platform is the first and only current Good Manufacturing Practices, or cGMP, compliant and scalable cell-free protein synthesis technology that has resulted in product candidates in clinical development. We believe key advantages of our cell-free protein synthesis platform over conventional biologic drug discovery and development include:

•	ability to rapidly produce a wide variety of protein structures in-house;
•	ability to incorporate multiple, different non-natural amino acids in a single protein;
•	faster cycle time;
•	efficient drug discovery and early pharmacology and safety assessment; and
•	rapid and predictable scalability.

We plan to leverage these capabilities to accelerate the discovery and development of potential first-in-class and best-in-class molecules.

The benefits of our XpressCF™ Platform have resulted in collaborations with leaders in the field of oncology, including Merck, Celgene and EMD Serono. As a result of discovery efforts enabled through our XpressCF+™ Platform, Merck has the right to develop up to three cytokine derivatives for cancer and autoimmune disorders, with Merck to make a specific payment for the third product candidate. Additionally, Celgene has the worldwide right to develop an anti-cancer ADC and an anti-cancer bispecific antibody, with Celgene to make specific payments to us to obtain such worldwide rights to the second of the two product candidates, and development rights to two additional anti-cancer bispecific antibodies outside of the U.S. The lead candidate in this collaboration is a novel ADC therapeutic directed against BCMA for which an IND submission is expected in the first half of 2019. Under the collaboration with EMD Serono, we are using our XpressCF+™ Platform to discover and develop mono, bispecific or multispecific ADC product candidates against multiple cancer targets. The most advanced candidate in this collaboration is a bispecific ADC that is currently undergoing preclinical studies. To date, we have received in aggregate approximately $355 million in payments from all of our collaborations, which includes approximately $54 million in investments in our stock. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery, preclinical development and manufacturing capabilities for the creation of novel therapeutics.

Our first internally developed product candidate is STRO-001, which we believe has the potential to be a first-in-class and best-in-class ADC directed against CD74, an antigen that is highly expressed in many B cell malignancies. In multiple preclinical models, STRO-001 has demonstrated potent anti-tumor activity. In addition, the properties of STRO-001 suggest a low likelihood of off-target toxicity and potential for an improved therapeutic index. STRO-001 is currently enrolling patients in a Phase 1 trial for multiple myeloma and NHL and we expect initial safety data in mid-2019 and expect initial efficacy data by year end 2019.

We are also internally developing STRO-002, an ADC directed against FolRα, initially targeted for the treatment of ovarian and endometrial cancers. Our experiments show that FolRα expression can be detected in 90% or more of ovarian and endometrial cancers. In preclinical models, STRO-002 has demonstrated the potential for enhanced and selective activity against cells expressing FolRα, superior inhibition of tumor growth and greater linker stability, in comparison to experiments we conducted with a benchmark FolRα-targeting molecule. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety data expected by year end 2019.

Although we believe our product candidates have the potential to be first-in-class and/or best-in-class and to provide potent anti-tumor activity with reduced off-target toxicity, we will need to complete additional studies to determine the safety and efficacy of our product candidates. The results of these future studies may be different than the results of our earlier studies. We have not received regulatory approval for any of our product candidates, and in order to obtain regulatory approval and commercialize our product candidates, the FDA or foreign regulatory agencies will need to determine that our product candidates are safe and effective. We may not obtain regulatory approval on the timeline we currently expect, or at all, and competing therapies and products may ultimately reach the market faster or have more favorable safety and efficacy profiles than our products candidates.

Beyond these wholly owned programs and collaborations, we are developing a broader pipeline of next-generation protein therapeutics using our XpressCF™ Platform. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. Our drug discovery teams are exploring novel immuno-oncology therapies, including cytokine-based therapies. We are also actively pursuing the discovery and development of other novel ADC and bispecific antibodies, including T cell-engager discovery programs.

Our Strategy

Our goal is to use our proprietary XpressCF™ Platform to create cytokine-based immuno-oncology therapeutics, ADCs and bispecific antibodies primarily against clinically validated targets. Key elements of our strategy are to:

•

Advance STRO-001 and STRO-002 through clinical development.  We are currently evaluating STRO-001 in a Phase 1 trial for patients with advanced and/or refractory multiple myeloma and NHL. Based on compelling preclinical data, we believe STRO-001 has the potential to be a first-in-class and best-in-class ADC directed against CD74, which is highly expressed in many B cell malignancies. We expect initial safety data in mid-2019 and expect initial efficacy data by year end 2019. In October 2018, we were granted Orphan Drug Designation by the FDA, for STRO-001 for the treatment of multiple myeloma. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety data expected by year end 2019. Given that FolRα is a clinically validated target for ovarian cancer, along with STRO-002’s homogeneous design, we believe it could be a best-in-class FolRα-targeted ADC and provide greater activity, stability and safety as compared to other investigational agents in development.

•

Develop a diverse pipeline of novel product candidates with optimal therapeutic profiles.  We intend to build a broad pipeline of optimally designed, next-generation protein therapeutics for cancer and autoimmune disorders using our XpressCF™ Platform. Our cell-free-based protein synthesis system enables the rapid and systematic evaluation of protein structure-activity relationships, which we believe will accelerate the discovery and development of molecules. We aim to take advantage of the most potent modalities, including cytokines, ADCs and bispecifics, to create drugs that are directed primarily against clinically validated targets where the current standard of care is suboptimal.

5

•

Strategically pursue additional collaborations to broaden the reach of our XpressCF™ Platform.    To maximize the value of our XpressCF™ Platform technology, we have entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck, a BCMA and immuno-oncology directed alliance with Celgene and an oncology-focused ADC collaboration with EMD Serono. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery and manufacturing capabilities for the development of novel therapeutics. As with some of our current collaborations, we intend to retain certain development and commercial rights to maximize the future potential value of product candidates discovered and developed using our XpressCF™ Platform.

•

Maintain worldwide rights to our core product candidates.    We own the worldwide commercial rights to our lead product candidates, STRO-001 and STRO-002. We have assembled a management team with extensive experience in the biopharmaceutical industry, including drug discovery and development through commercialization, and our plan is to independently pursue the development and commercialization of our product candidates. As we continue to advance our products, we may opportunistically pursue strategic partnerships that maximize the value of our pipeline.

•

Selectively expand the scope of our XpressCF™ Platform into other therapeutic areas.    Due to the versatility of our platform, we can explore additional therapeutic areas outside of oncology, such as autoimmune diseases. We intend to make further investment in the development of our XpressCF™ Platform to expand our pipeline of product candidates.

Cancer Remains a Major Unmet Medical Need

Cancer is the second leading cause of mortality in the United States, accounting for nearly one in every four deaths. Approximately 40% of Americans will develop cancer and, according to the American Cancer Society, there will be 1.8 million new cases of cancer and 607,000 deaths due to cancer in the United States in 2019.

Traditional Cancer Therapeutics

Cancer treatment has traditionally included chemotherapy, radiation, surgery or a combination of these approaches. Chemotherapy agents and other small molecule targeted therapies can be effective in certain types of cancer, but they can also cause toxicities that may lead to life-threatening consequences, lower quality of life or untimely termination of treatment. Furthermore, these agents offer limited efficacy in many types of cancer.

Over the last twenty years, new paradigms of cancer research and treatment have emerged to address the limitations of existing treatments. Some of the most promising new approaches involve biologic therapies, including monoclonal antibodies. Monoclonal antibodies are proteins that bind to antigen targets on tumor cells and inhibit tumor growth, or block processes that provide nourishment for the tumor. As a drug class, monoclonal antibodies have transformed the treatment of oncology and represent some of the top selling therapies on the market. For example, Roche’s Avastin, Rituxan/CD20, and Herceptin/HER-2 franchises dominated the market with over $23 billion in combined 2018 annual sales.

Despite the success of conventional monoclonal antibodies, they still have limitations. For example, the response seen with monoclonal antibodies can be variable, with some patients responding, while others do not. In addition, the response is often not durable and many patients relapse or become refractory to treatment. Also, safety and tolerability concerns often limit the use of higher, potentially more efficacious doses. We believe our XpressCF™ Platform will provide enhanced therapeutic approaches for treating cancer to address these unmet needs. A new generation of biologics is emerging, including immuno-oncology agents, ADCs and bispecific antibodies. The expectation is that multiple therapeutic modalities will be used in novel combinations to treat patients and provide the most potent anti-cancer effect.

Immuno-Oncology

The immune system is capable of recognizing and eliminating tumor cells. However, some cancer cells over express proteins, called immune checkpoints, which suppress the immune system, and enable the tumor cells to evade destruction. Immuno-oncology has emerged as a promising new therapeutic approach that aims to enhance anti-tumor immune responses by using monoclonal antibodies to overcome these immune checkpoint blockades.

Monoclonal antibody immune checkpoint inhibitors, such as Opdivo, Keytruda and Yervoy, have been approved for the treatment of a number of cancer indications such as, melanoma, non-small cell lung cancer, or NSCLC, renal cancer and bladder cancer. The 2018 combined sales of these three checkpoint inhibitors are projected to be $16 billion and by 2022, forecasted sales are projected to exceed $27 billion.

Limitations to Current Immuno-Oncology Approaches

The effectiveness of any cancer immunotherapy is dependent on the status of an individual patient’s immune system. While many single-agent immunotherapies have resulted in remarkable clinical results, only a minority of patients have realized durable benefits from these treatments. An immunotherapy cannot succeed if a patient’s immune cells are too impaired to benefit from a particular checkpoint inhibitor or cytokine-based therapeutic. As a result, combination therapies have been explored clinically and are designed to provide an additional boost to revive a patient’s ability to mount an immune response against their tumor. However, combination therapies will likely have to provide a significant risk-benefit advantage in order to justify the cumulative costs of combining two separate immunotherapies. New single agent approaches to achieving combinatorial stimulation of a patient’s immune system may therefore create the preferred option for many patients and physicians.

Antibody-Drug Conjugates

After two decades of industry efforts, several new modalities of highly potent monoclonal antibody-based therapies have emerged, including ADCs. The key components of ADCs include an antibody, a stable linker and a cytotoxic agent (warhead). The antibody is used to target and deliver the cytotoxic agent to tumor cells. ADCs can be mono, bispecific or multi-specific. The intended result of this powerful and targeted approach is greater tumor cell death and less systemic tolerability issues as compared to traditional chemotherapy. The following diagram shows the component parts of an ADC.

Currently, there are more than 100 ADCs being explored in clinical development. Kadcyla and Adcetris are ADCs that have been approved for the treatment of specific subsets of breast cancer and lymphoma, respectively. In the second half of 2017, Besponsa and Mylotarg were approved for the treatment of specific subsets of leukemia. All four of these newly approved therapies demonstrate that ADCs have an emerging role in the armamentarium of cancer therapeutics.

Limitations to Current ADC Approaches

Despite the approvals of these ADCs, there have been challenges in achieving the full clinical potential of this modality. We believe these challenges are directly related to the following:

•

Heterogeneity as a Result of Imprecise and Variable Conjugation.    The approved ADCs and many that are in development use imprecise technologies that opportunistically attach the cytotoxic payload to naturally occurring amino acids within the antibody and result in a heterogeneous mixture. In these mixtures, the number and site location of the linker-warhead can vary significantly from antibody to antibody within the single ADC product. These many different forms in the final product are likely to perform differently, with some forms carrying insufficient cytotoxin to kill the tumor, and some forms carrying too high a load resulting in unintended toxicities. The overall performance of the heterogeneous ADC is therefore the average activity of the different species within the ADC mixture, which may limit both efficacy and tolerability. For these reasons, we believe this current class of ADCs, which are heterogeneous mixtures, are suboptimal for effective cancer treatment. The figure below compares homogeneous and heterogeneous ADCs.

•

Suboptimal Linker-Warhead Positioning.    Conventional ADC technologies use conjugation chemistry to attach linker-warheads to naturally occurring amino acids within an antibody; therefore, the position is dictated by the pre-existing amino acid sequence. Published research studies have demonstrated that linker-warhead positioning along an antibody can have significant effect on the ability of an ADC to kill tumor cells, with some positions resulting in suboptimal killing. This position effect also contributes to the challenge of a heterogeneous ADC mixture. We believe that superior ADCs can be developed using technologies that allow linker-warhead positioning to be fine-tuned to empirically determined sites for maximal therapeutic benefit.

•

Instability Due to Linker Design.    One of the major challenges in ADC technology has been to develop linking chemistries that ensure that warheads are only released from the antibody within a tumor cell, and not released within the blood or healthy tissue as the ADC is delivered systemically and travels through the body. We believe that safer ADCs can be developed by utilizing non-natural amino acids that enable state-of-the-art chemistries to ensure that the warhead is not prematurely released.

Bispecific Antibodies

Bispecific antibodies are engineered proteins that can simultaneously bind to two different types of antigens. Targeting two individual antigens simultaneously is expected to drive a larger clinical impact than conventional monoclonal antibodies. As a class, bispecific antibodies are projected to have potential sales on a worldwide basis of up to $4.4 billion by 2023 and over 40 molecules are currently in clinical development. Bispecific antibodies can be engineered in a variety of different formats as shown below.

Bispecific antibodies come in a wide variety of structural formats that can be used in multiple therapeutic modalities, including dual blocking bispecific antibodies, T cell-engaging bispecific antibodies and dual antigen targeting bispecific antibodies. Given the potential synergistic nature of these approaches, they have the potential to provide a similar, if not improved, therapeutic benefit as compared to a traditional combination approach. In addition, they may also demonstrate an improved safety and tolerability profile. These characteristics could allow for a wider therapeutic index as compared to the comparable combination therapy approach. Additionally, combining two mechanisms in a single bispecific antibody could have advantages in manufacturing, clinical development and patient convenience.

Limitations to Current Bispecific Antibody Approaches

Bispecific antibodies are highly engineered proteins with structural features not found in nature. The generation of these molecules therefore presents significant design and development challenges especially when using conventional cell-based technologies. These challenges include:

•

Optimization Challenges.    Bispecific antibodies simultaneously engage two different targets and therefore have precise requirements for the binding properties and spatial orientation of each domain in order to have pharmacologic activity. Combinatorial pairing of antibody binding arms to identify an optimized bispecific antibody requires many distinct cell lines that must be engineered during the discovery process, a cumbersome process when using conventional cell-based technologies.

•

Challenges to T Cell-Engagers.    Discovery of bispecific T cell-engagers is further limited by the challenge of designing bispecific pairs that can safely activate T cells specifically in the tumor environment without activating peripheral T cells, which would result in severe toxicities.

•

Difficulties in Protein Expression and Manufacturing.    Because bispecific antibodies are highly engineered proteins, conventional cell-based systems have significant difficulties in protein expression, particularly at a larger scale.

We believe that new protein engineering technologies will enable significantly broader design opportunities to discover new bispecific antibodies optimized for therapeutic activity, safety and manufacturability.

Cytokine-Based Immuno-Oncology Therapeutics

Cytokines are small biologically active proteins that play an essential role in immune cell function. Cytokines are important for cell-to-cell communication and are responsible for controlling immune cell growth and differentiation. Recombinant human cytokines were among the first biotechnology products engineered for therapeutic use, and, in the field of oncology, cytokines that stimulate the immune system to attack cancer cells have been viewed as a potential new approach.

Certain cytokines play a central role in T cell function, contributing to the careful balance between helpful and harmful immune responses. These can be powerful activators of the immune system but can also suppress immune responses through certain specialized T cells that have suppressive functions. A previously approved cytokine therapeutic Proleukin had shown therapeutic benefit in a small number of cancer patients but its therapeutic use was limited due to toxicity. Scientists at other companies have focused research on finding ways to modify cytokines so as to reduce toxicity while maintaining therapeutic benefit. The observed efficacy of a modified cytokine in combination with an immune checkpoint inhibitor indicates the potential of this new approach. In light of these data and our prior research into cytokines, we commenced a cytokine-based research program using our XpressCF+™ Platform technology and are now collaborating with Merck on developing cytokine derivatives. We believe that recent advances in immuno-oncology combined with new protein engineering technologies create opportunities to identify novel cytokine-based therapeutics with superior therapeutic indexes.

Our Proprietary XpressCF™ Platform

While cytokine-based immuno-oncology therapeutics, ADCs and bispecific antibodies hold significant promise, drug developers working with these complex biologics face significant design and development challenges. Optimizing these complex biological structures is a challenging, trial and error process that requires the refinement of several properties in tandem. This iterative process is cumbersome and fraught with significant limitations. As a result, the drug candidate nominated for development is often plagued by inefficient design properties, which then translates to a suboptimal therapeutic index when investigated in the clinic.

Our XpressCF™ Platform seeks to address these significant shortcomings. We believe our cell-free-based protein synthesis technology allows for efficient and proper design exploration to be conducted prior to nominating a lead drug candidate. In addition, we believe we can optimally design these types of complex biologics in a manner that is ideal for subsequent production at relevant scale and manufacture. We are the only company with products in clinical development that has the capability to produce cell-free-based protein synthesis at scale. We believe we have a significant advantage over other development approaches in this space.

Limitations of Current Cell-Based Synthesis Approaches

All existing therapeutic proteins rely on cell-based design, production and manufacturing technologies. The conventional biotechnology approach for the production of these complex biologics relies primarily on CHO cell lines. This first requires low yield transient production from cells that enable characterization of a new protein over several months. This is then followed by development of stable cell lines over several months to a year to enable larger scale preclinical, clinical and commercial production. The characterization process has to be reproduced for every minor variant of the therapeutic protein, which may or may not result in improved properties. Each change requires development of new cell-based methods to generate protein of sufficient quality and quantity to evaluate. Therefore, it is extremely laborious and resource intensive to elucidate principles of structure-activity relationship, and drug discovery is limited by the number of cell lines that can be practically managed in parallel. In addition, they have limited ability to introduce non-natural amino acids into proteins. We believe these limitations hinder the efficiency of drug discovery and often result in suboptimal protein selection.

Overview of Our XpressCF™ Platform

Our XpressCF™ Platform is fundamentally different from the conventional cell-based protein synthesis approach in that we separate the production of the cell mass from the production of the protein.

We first generate a cellular mass from our propriety cell line from which we harvest the inner cellular machinery for making proteins. The cellular mass is generated from our highly engineered variant of Escherichia coli, or E.coli bacteria, and has been optimized to make extract that produces complex mammalian proteins. These cells are grown over the course of several days, harvested, broken apart, clarified and stored as a cell mass for future production of our protein therapeutics. We refer to this proprietary cell mass as extract, or XtractCF. The extract includes necessary components for energy production, transcription and translation and can be used to support cell-free protein synthesis. This extract can then be used agnostically to manufacture a wide variety of therapeutic proteins and protein fragments without the need to generate further cell lines.

As a result, protein synthesis then becomes a predictable and reproducible biochemical reaction, independent of the constraints of a cell. A specific DNA sequence is added to the extract, which results in the coding and expression of the desired protein in less than 24 hours. Using this process, we express hundreds or thousands of DNA sequences simultaneously within the same cell-free extract system and therefore can make and purify hundreds or thousands of unique proteins at the same time. This allows us to perform rapid expression, testing and characterization of many variants early in discovery to elucidate structure-activity relationships. Structure-activity relationship refers to how changes to the structure of a protein can lead to improvements in a molecule’s properties, such as binding, internalization, functional activity and stability, which are properties that are key to the therapeutic protein’s efficacy and tolerability in the patient. We are thereby able to optimize many properties with high specificity including: binding efficiency to each antigen target, spatial orientation, linker design, target killing efficiency, immunological activity, protein expression and folding efficiency and stability.

Advantages of Our XpressCF™ Platform

We believe our drug discovery platform provides significant advantages over conventional cell-based protein synthesis approaches and has the ability to produce a large number of variants during the development stage, while preserving the ability to design and test large families of molecules for optimized efficacy and safety features. As a result, we believe that our drug discovery platform can accelerate time to IND by nine to fifteen months compared to conventional technologies.

We believe the advantages of our cell-free-based protein synthesis technology platform include:

•

Ability to Rapidly Produce and Evaluate a Wide Variety of Protein Structures In-house.    By decoupling the production of the cell-free extract from the production of the protein, we are able to stockpile large quantities of cell-free extract from which we are able to manufacture a wide variety of proteins without the need to generate individual cell lines, including cytokine-based immuno-oncology therapeutics, ADCs and bispecific antibodies.

•

Ability to Incorporate Non-Natural Amino Acids.    Our technology allows for efficient incorporation of a non-natural amino acid in any location in an antibody or protein with high precision and fidelity, which we believe allows for the design of optimized protein conjugates.

•

Faster Cycle Time.    Our ability to produce thousands of protein variants in parallel overnight allows us to rapidly express, test and characterize many variants early in discovery to elucidate structure-activity relationships and identify opportunities for superior therapeutic profiles, as well as new intellectual property. We are therefore able to efficiently optimize many properties with high specificity in parallel.

•

Efficient Drug Discovery and Early Pharmacology and Safety Assessment.    Our cell-free technology creates the opportunity for accelerated pharmacology and safety assessments during the design and discovery phase of product development. This approach allows us to generate optimized proteins early in our discovery process, which can be transitioned seamlessly to clinical scale production using the same cell-free process.

•

Rapid and Predictable Scalability.    Our cell-free extract does not need to be modified in any manner as we scale from research to preclinical to clinical to commercial production. This enables us to move more rapidly to the clinic by eliminating master cell banking activities and significantly de-risks scale-up to manufacturing.

Our XpressCF™ Solution for cytokine, ADCs and bispecific antibodies-based drug therapeutics

As a result, we believe our technology enables new approaches to cytokine, ADCs and bispecific antibody-based drug discovery, development and manufacturing. Key attributes are:

•

Homogeneous Design.    Our XpressCF™ Platform enables precise and specific placement of non-natural amino acids in defined numbers and positions within our engineered proteins. These non-natural amino acids then serve as highly stable attachment sites, also known as conjugation sites, for chemical functional groups. For example, we attach linker-warheads to non-natural amino acids within our antibodies to create single-species, tumor-killing ADCs. Similarly, we attach polyethylene glycol polymers onto non-natural amino acids within our cytokine-based therapeutics to create single-species immunotherapies designed for extended pharmacokinetics and safety.

•

Experimentally Defined Structure-Activity Relationships.    Our cell-free technology enables rational design of protein therapeutics through a rapid, reiterative process that experimentally defines structure-activity relationship for cytokine-based therapeutics, ADCs and bispecific antibodies. This approach allows us to explore a wide variety of structural features and formats in parallel as we optimize therapeutic candidates. For example, the precise location of chemical conjugation sites directly affects the activity of both ADCs and cytokine-based therapeutics. Our proprietary technology is key to our ability to define the best number and positions of non-natural amino acids for conjugation based on: conjugation efficiency; functional activity/pharmacological properties; and pharmacokinetics and safety. This design flexibility is also an important aspect of our discovery approach to other protein therapeutics. For example, we are able to make and directly compare a variety of pairings and structural formats for our immuno-oncology bispecific antibody and bispecific T cell-engager programs. This allows us to identify antibody pairs and formats with the best binding properties, spatial orientations and structural stability to create the optimal balance of therapeutic activity and safety.

•

Rapid and Efficient Transition from Discovery to the Clinic.    Protein therapeutics can encounter obstacles, or even fail, during the transition from research-grade cell lines to cGMP cell lines appropriate for clinical development and commercialization. Our XpressCF™ Platform can rapidly produce different protein types from a single proprietary extract, which can be scaled for discovery, development and ultimately, we believe, commercialization of cytokine-based immuno-oncology therapeutics, ADCs and bispecific antibodies and bispecific T cell-engagers.

Accordingly, we use our XpressCF™ Platform to discover and develop cancer therapeutics by empirically determining the optimum structure-activity relationships for cytokine-based immuno-oncology therapeutics, ADCs, bispecific antibodies, and transitioning those products to cGMP compliant manufacturing. The following chart illustrates the applicability of these attributes across the range of modalities we are developing.

XpressCF™ Attributes for Various Therapeutic Modalities
XpressCF™ Attribute	ADCs	Bispecific I/O, Bispecific ADCs and Bispecific T cell-engagers	Cytokine-based therapeutics
Homogeneous Design
Stable, site-specific attachment of chemical functionality	✓	✓ (if needed)	✓
Experimentally Defined Structure- Activity Relationships
Rapid, direct comparison of a wide variety of protein variants	✓	✓	✓
Rapid and Efficient Transition from Discovery to the Clinic
Single-source scalability from discovery to clinical / commercial	✓	✓	✓

Our Collaborations Demonstrate our Capabilities

Our XpressCF™ Platform has garnered the attention of leading pharmaceutical and biopharmaceutical companies and resulted in collaborations to discover and develop novel therapeutics. We have leveraged these strategic partnerships to extend our own capabilities and broaden the scope of our XpressCF™ Platform. To date, all of our collaborations have provided us with approximately $355 million in payments, which includes approximately $54 million in investments in our stock. Our collaborations include:

•

Merck Programs.    We have granted Merck the right to jointly develop up to three research programs directed to cytokine derivatives for cancer and autoimmune disorders, including rights to certain prior cytokine-based research efforts.

•

Celgene Programs.    We have granted Celgene the right to jointly develop up to four anti-cancer bispecific antibodies and/or ADCs directed primarily to immuno-oncology targets. The lead candidate generated for this collaboration is a novel ADC therapeutic directed against the target BCMA for which an IND submission is expected in the first half of 2019.

•

EMD Serono Programs.    We have granted EMD Serono the right to designate up to six cancer targets against which we will discover, develop and optimize up to three mono, bispecific or multi-specific ADC product candidates per target. EMD Serono has selected all six possible target antigens under the strategic research and development partnership. The most advanced candidate in this collaboration is a bispecific ADC, which is currently in preclinical development.

Our Pipeline of Product Candidates and Discovery/Preclinical Programs

Our current product candidates and Discovery and Preclinical stage programs, all based on our proprietary XpressCF™ Platform, are summarized in the chart below:

(a)

There are a total of four programs to which Celgene currently has ex-U.S. rights and we currently have U.S. rights. Celgene can obtain worldwide rights to the second product candidate to have an active IND in the United States by making certain payments to us. For the programs that would potentially be the third and fourth to enter clinical development, we own U.S. rights and Celgene owns ex-U.S. rights.

(b)	EMD Serono is the U.S. healthcare business of Merck KGaA, Darmstadt, Germany.

Our Product Candidates

STRO-001, an ADC Directed Against the Cancer Target CD74

Overview

We are developing STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+™ Platform. STRO-001 is currently enrolling patients in a Phase 1 trial and we expect initial safety data in mid-2019 and expect initial efficacy data by year end 2019.

CD74 Overview and Current Limitations

CD74 is a transmembrane glycoprotein, or a protein with an attached sugar that spans the inside and outside of a cell. While normal tissues appear to have minimal CD74 expression levels, CD74 is an important B cell target for multiple myelomas and lymphomas. CD74 is expressed in approximately 90% of B cell cancers, including multiple myeloma and lymphoma. Additionally, in a study conducted with a collaborator, we found that CD74 was highly expressed in 75% to 98% of tissues samples derived from individual patients with a variety of B cell malignancies, as illustrated in the table below.

Comprehensive Immunohistochemistry Study
Tumor Subtype	Tissue Samples CD74 Positive / Total	% Positive
Follicular lymphoma	148 / 151	98%
Multiple myeloma	101 / 134	75%
Diffuse large B cell lymphoma	135 / 140	96%
Mantle cell lymphoma	19 / 21	90%

Currently, there are no approved therapeutics that specifically target CD74 for treatment of B cell malignancies. We believe earlier ADCs being developed against the target CD74 were ineffective either because they failed to achieve sufficient killing of malignant B cells or they were unable to achieve a sufficient therapeutic benefit before toxicities limited further dose escalations.

B Cell Malignancies Overview and Current Limitations

B cell malignancy tumor subtypes include multiple myeloma and NHL, which includes mantle cell lymphoma, diffuse large B cell lymphoma, or DLBCL, and follicular lymphoma. In the United States alone, there are approximately 100,000 new B cell malignancies cases annually, with a prevalence of more than 600,000 cases. Although several therapeutics have recently been approved for the treatment of specific B cell malignancies, including immunotherapies and targeted kinase inhibitors, unmet need persists. These therapeutics are typically used in combination with other agents to provide the most potent anti-cancer effect. While these new therapies have demonstrated improvements in survival, the majority of these patients ultimately relapse during treatment and some experience a resistance to therapy.

Our Solution, STRO-001

Our first internally developed product candidate is STRO-001, which we believe has the potential to be a first-in-class and best-in-class ADC directed against the cancer target CD74, an antigen that is highly expressed in many B cell malignancies and is an attractive target for an ADC therapeutic, given its rapid internalization by the cell. STRO-001 is an ADC targeting the CD74 protein antigen that was developed using our proprietary XpressCF+™ Platform. STRO-001 is composed of an antibody stably conjugated to a highly potent cytotoxic drug, a maytansinoid derivative, at two specific sites on the antibody using a non-cleavable linker. STRO-001 degrades inside of tumor cells to release very potent intracellular catabolites whose hydrophilic nature results in poor permeability into surrounding cells. We believe this decreases the potential of off-target effect in normal tissues. From a safety perspective, we designed STRO-001 to have an optimal potency to toxicity ratio. We rationally selected a homogeneous ADC with a drug-antibody ratio, or DAR, of two. Heterogeneous ADCs typically have DARs that range from zero to eight, with lower DARs generally being associated with less potency and higher DARs generally being associated with a negative impact on pharmacokinetics and toxicity. We chose a DAR of two after demonstrating that DARs of four or six did not increase the efficacy of STRO-001.

Preclinical Data

While additional clinical testing will be needed to determine the safety and efficacy of STRO-001 and to obtain regulatory approval, if ever achieved, STRO-001 has demonstrated potent in vitro cell killing activity across multiple B cell tumor lines. Based on these observations, we have used murine tumor models to determine whether STRO-001 also demonstrates cell killing in vivo. In these models, human tumor cell lines are implanted and allowed to grow in mice to subsequently test the activity of anti-cancer agents. Although these murine models do not address safety, they are commonly used to provide experimental proof-of-concept for anti-cancer activity against different tumor types. For example, in tumor bearing mice, single intravenous doses of 1, 3, and 10 mg/kg STRO-001 significantly extended survival in the MM1S-luc bioluminescent disseminated human multiple myeloma xenograft model as shown below on the right. The figure on the left shows bioluminescence imaging of tumor cells during the first month after dosing. This image shows that while the bioluminescent tumor cells disseminated throughout the body in the vehicle treated mice, the tumor cells were cleared from the STRO-001 treated mice. Furthermore, at the high dose, when their bone marrow was assessed at day 129, of the surviving five out of six animals, all appeared to be tumor-free.

D7 D14 D21 D28 Vehicle 1 mg/kg STRO-001 Similar response with 3 and 10 mgkg STRO-001 Survival Percent Survivial 0 25 50 75 100 0 25 50 75 100 125 150 Days Post Inoculation Vehicle 1 mg/kg STRO-001 3 mg/kg STRO-001 10 mg/kg STRO-001

STRO-001 demonstrated similar potent efficacy in a murine xenograft model of human DLBCL, the most common form of NHL. In the study shown below, seven out of seven mice exhibited complete tumor regression with no tumor regrowth 90 days after treatment with a single 10 mg/kg dose of STRO-001. Moderate anti-tumor activity was observed with lower doses of 1 or 3 mg/kg, demonstrating a clear dose-response relationship.

Tumor Growth Curves Tumor Size (mm3) 0 500 1000 1500 Days Post Treatment 0 20 40 60 80 100 Vehicle 1 mg/kg STRO-001 3 mg/kg STRO-001 10 mg/kg STRO-001

We also examined the potential for STRO-001 to treat human mantle cell lymphoma in a preclinical murine xenograft model. In the study shown below, mice bearing mantle cell tumors had a mean survival of 81 days. In contrast, 90% to 100% of mice treated with a single dose of 3 or 10 mg/kg STRO-001 survived to the end of the study at day 135. Taken together, these studies demonstrate that STRO-001 has potent anti-tumor activity in three different murine models of human B cell malignancy.

Survival Percent Survival 0 25 50 75 100 Treatment Days Post Inoculation 0 25 50 75 100 125 150 Vehicle control 3 mg/kg STRO-001 10 mg/kg STRO-001

We also investigated the safety of STRO-001 in a toxicology study in non-human primates at several dose levels administered on day 1 and day 15. Hematological toxicity was observed consistent with the known effects of the STRO-001 cytotoxic tubulin inhibitor component. No other drug-related toxicities were observed. Importantly, however, we observed clear evidence of STRO-001 pharmacodynamic activity as demonstrated by dose-dependent B cell ablation and recovery as shown below.

Clinical Development Plan

The Phase 1 trial for STRO-001 is an open-label study that will evaluate STRO-001 as a monotherapy for patients with multiple myeloma and NHL. The trial will be conducted in two parts: dose escalation and dose expansion. The primary objectives of the trial are to determine the safety and tolerability profile of STRO-001, determine the recommended Phase 2 dose and interval and evaluate preliminary anti-tumor activity. The secondary objectives are to characterize the human pharmacokinetics of STRO-001 and additional safety, tolerability and efficacy measures.

Our Phase 1 trial of STRO-001 is enrolling adult patients with advanced and/or refractory multiple myeloma and NHL (including DLBCL, mantle cell lymphoma and follicular lymphoma) who are refractory to, or intolerant of, all established therapy known to provide clinical benefit for their condition. Multiple myeloma and NHL patients will be enrolled in two separate dose escalation cohorts, starting initially with an accelerated dose titration design. We estimate that there will be approximately 30 patients in each cohort and treatment is scheduled for days one and fifteen in a 28-day cycle.

After the recommended Phase 2 dose level is determined, patients could be enrolled into four dose expansion cohorts (myeloma, DLBCL, mantle cell lymphoma and follicular lymphoma) if anti-tumor activity is observed during the dose escalation phase. We may enroll up to 40 patients in each of the four dose expansion cohorts.

We submitted our IND for STRO-001 in December 2017 and the first patient was dosed in April 2018. We expect initial safety data from our ongoing Phase 1 trial in mid-2019 and expect initial efficacy data by year end 2019.  In October 2018, we were granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma.

STRO-002, an ADC Directed Against the Target Folate Receptor-Alpha (FolRα)

Overview

We are developing STRO-002, an optimally designed ADC directed against the cancer target FolRα, initially targeted for ovarian and endometrial cancers. STRO-002 was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+™ Platform. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety data expected by year end 2019.

FolRα Overview

FolRα is a cell-surface glycoprotein, which is believed to be important for supporting DNA synthesis in rapidly dividing cancer cells. FolRα exhibits limited expression and distribution in normal tissues.

High levels of FolRα have been found in multiple cancer types, including epithelial ovarian cancer, endometrial adenocarcinoma, triple negative breast cancer and non-small cell lung cancer. Expression appears to correlate with disease progression in ovarian cancer and continues to be expressed following chemotherapy treatment.

In order to better understand FolRα expression, we tested 187 samples in a tissue microarray from ovarian and endometrial cancer patients. The table below shows that more than 90% of ovarian and endometrial cancer tissue samples express FolRα. Furthermore, medium to high levels of expression were observed for 80% of ovarian cancer samples and 78% of endometrial cancer samples.

	FolRα Expression
Tumor Type	Negative	Low	Medium	High
Ovarian Cancer (90 tissue samples)	10%	10%	16%	64%
Endometrial Cancer (97 tissue samples)	7%	15%	24%	54%

Ovarian Cancer Overview

Ovarian cancer is the most common cause of cancer death from gynecologic tumors in the United States, and the fifth most common cause of cancer death in women. In the United States alone, the American Cancer Society estimates that there will be about 23,000 new cases of ovarian cancer in 2019, and approximately 14,000 women die of this disease. Given that early stages of the disease cause minimal, nonspecific symptoms or is asymptomatic, 60% of patients with ovarian cancer are diagnosed in an advanced stage, for which the prognosis is poor. Standard pre- or post-operative chemotherapy for ovarian cancer is combination therapy with a platinum compound and a taxane, for example, carboplatin and paclitaxel, which achieves a complete response in between 70% to 80% of patients. Patients refractory or resistant to platinum-based treatments are then treated with a host of additional palliative chemotherapeutic agents, each showing only marginal benefit. This represents a significant unmet need and multiple therapies are being tested in the clinic for treatment of these patients, including PARP inhibitors and PD-1 checkpoint protein inhibitors.

Endometrial Cancer Overview

There is also a significant unmet need in the treatment of recurrent or metastatic endometrial cancer. In the United States alone, there are about 60,000 new cases of endometrial cancer annually, and approximately 10,500 patients die of this disease each year. First-line treatment for stage III/IV disease is commonly paclitaxel/carboplatin, with no standard of care or FDA-approved treatment options for recurrent disease. With the lack of available therapies for these patients, long-term survival prospects are poor and novel treatments offering even a modest improvement in progression-free survival or overall survival may be considered for expedited regulatory approval.

Limitations to Current FolRα -Targeted Therapeutics

There have been a number of folate- or FolRα -targeted therapies in development including naked antibodies, small molecule drug conjugates, ADCs and T cell retargeting molecules. The most clinically active agent targeting FolRα to date has been Immunogen’s mirvetuximab soravtansine (IMGN853), an ADC composed of a FolRα -binding antibody linked to the tubulin-disrupting maytansinoid, DM4, via a cleavable linker.

Immunogen’s IMGN853 monotherapy showed clinical activity in a Phase 1 trial of patients with platinum-resistant ovarian cancer, providing encouraging clinical validation for FolRα-targeting ADCs in this patient population. In early March 2019, Immunogen announced top-line results from its Phase 3 FORWARD I Study evaluating the safety and efficacy of mirvetuximab soravtansine compared to chemotherapy in patients with FRα-positive (with medium and high target expression levels), platinum-resistant ovarian cancer.  The study did not meet its primary endpoint of progression-free survival, or PFS, in either the entire study population or in the pre-specified subset of patients with high FRα expression.

Our Solution, STRO-002

STRO-002 is directed against the cancer target FolRα, which is highly expressed in multiple cancer types, including ovarian cancer and endometrial cancer. This property, together with the highly restricted expression of FolRα on normal tissues, make FolRα a promising ADC approach.

STRO-002 employs a cleavable linker that releases a cytotoxic drug inside of tumor cells, while being stable and resistant to cleavage in general circulation. The cytotoxic drug used is our proprietary hemiasterlin moiety. From a safety perspective, we designed STRO-002 to have the optimal potency to safety ratio. We rationally selected a homogenous ADC with an optimized DAR of four.

Based on preclinical findings, we believe our efficient homogeneous design of STRO-002 could provide anti-tumor activity, stability and safety with the potential to minimize off-target damage and improve clinical impact by reducing dose-limiting toxicities. We believe an improved therapeutic index could differentiate STRO-002 from conventional technology for the treatment of ovarian cancer and endometrial cancer. To test this, we have created a benchmark FolRα -targeting surrogate molecule based on conventional technology that has a heterogeneous ADC, with a similar DAR utilizing a DM4 linker-warhead. We have tested this benchmark molecule against STRO-002 in multiple preclinical models. However, additional preclinical and clinical testing will be needed to determine the safety and efficacy of STRO-002 and to obtain regulatory approval, if ever. STRO-002 may not ultimately provide a greater therapeutic benefit than the current standard of care.

Preclinical Data

STRO-002, in comparison with the benchmark molecule that we created, has demonstrated: enhanced in vitro activity on cells expressing FolRα and improved specificity on cells that do not express FolRα; superior inhibition of tumor growth; and greater in vitro and in vivo linker stability.

STRO-002 has demonstrated potent in vitro cell killing activity across multiple ovarian cancer tumor cell lines. Based on these observations, we have used murine tumor models to determine whether STRO-002 also demonstrates cell killing in vivo. In these models, human tumor cells are implanted and allowed to grow in mice to subsequently test the activity of anti-cancer agents. Although these murine models do not address safety, they are commonly used to provide experimental proof-of-concept for anti-cancer activity against different tumor types. As shown in the data below, dose-dependent anti-tumor activity was observed in mice implanted with OVCAR3 human ovarian cancer tumor cells. Importantly, this anti-tumor effect was observed in mice bearing large established tumors, with evidence of tumor regression following a single dose of 10 mg/kg STRO-002.

Tumor Growth Curves (~ 400 mm3) Tumor Size (mm3) 0 500 1000 1500 2000 Days Post Inoculation 20 40 60 80 100 Vehicle 5 mg/kg STRO-002 10 mg/kg STRO-002 Single Dose

In an effort to better understand the relative activity of our homogeneous STRO-002 molecule, we have performed experiments comparing STRO-002 to a benchmark molecule that we created. STRO-002 and the benchmark molecule have comparable DAR and affinity for FolRα expressing cells; however, the benchmark is made using conventional ADC technology and is therefore a heterogeneous mixture. The data below demonstrates STRO-002 has more potent in vitro cell killing activity compared to the benchmark molecule when tested on cells expressing FolRα. In contrast, STRO-002 has minimal if any activity on cells that do not express FolRα, while the benchmark molecule kills cells even in the absence of FolRα. We believe that the data demonstrate that the homogeneous nature of STRO-002 drives more efficient tumor cell killing with better tolerability for normal tissues.

We used a human ovarian cancer xenograft model to understand the in vivo stability of STRO-002 compared to our benchmark molecule. In this model we tested for free warhead, released from the ADC, in the blood or tumor tissue one, three or seven days after dosing. The data below on the left show that the released, free warhead from STRO-002 is observed in the tumor starting one day after dosing, without evidence of free warhead circulating in the blood at any time point. In contrast, the data on the right shows that free warhead derived from the benchmark molecule can be observed circulating in the blood one day after dosing, which could contribute to unintended toxicities. In other preclinical studies, the free hemiasterlin warhead is cleared rapidly from the circulation. Taken together, we believe that these data demonstrate the stability of STRO-002 in vivo, which we believe will contribute to a superior therapeutic index compared to ADCs made using conventional technology.

Murine Tumor Model – Free Warhead in Tumor vs. Blood After Dosing

We examined the safety of STRO-002 in an exploratory toxicology study in non-human primates. Hematological toxicity was observed consistent with the known effects of the STRO-002 cytotoxic tubulin inhibitor component. No other drug-related toxicities were observed and, importantly, there were no observed ocular effects in the non-human primate study.

Clinical Development Plan

We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety data expected by year end 2019. Our Phase 1 trial for STRO-002 is an open-label study that will evaluate STRO-002 as a monotherapy for patients with ovarian and endometrial cancers. The trial is being conducted in two-parts, dose escalation and dose expansion. The primary objectives of the STRO-002 clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics and additional safety, tolerability and efficacy measures.

We intend to seek to enroll adult patients with advanced and/or refractory ovarian cancer initially, for whom no suitable treatment exists. These patients are considered to have incurable disease and need repeated courses of life-prolonging and palliative treatment. We believe that ovarian cancer patients will be enrolled in a dose escalation cohort, with treatment frequency and duration yet to be determined. If anti-tumor activity is observed during the dose escalation phase, we would then plan to enroll patients into two dose expansion cohorts (ovarian cancer and endometrial cancer).

Additional Discovery Efforts

Our technology allows us to rapidly incorporate non-natural amino acids in varying numbers and positions, to identify the best cytokine modification for pharmacological activity, pharmacokinetics and safety. Furthermore, our technology enables rapid preclinical development and transition to cGMP manufacturing, ensuring speed to clinic in a promising field. Our drug discovery teams are exploring novel immuno-oncology therapies, including cytokine-based therapies.

We are also actively researching to identify new ADCs to add to our pipeline. We have multiple ADC discovery programs ongoing using our XpressCF+™ Platform. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic.

Our bispecific antibody drug discovery programs are focused on T cell-engagers. We are using our technology to find the optimum protein structure and T cell-engaging properties to maximize safety and efficacy for this promising class of cancer therapeutics.

Collaboration and License Agreements

Merck Collaboration

In July 2018, we entered into the 2018 Merck Agreement with Merck to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders.

Upon signing the 2018 Merck Agreement, Merck paid us an upfront payment of $60.0 million for the research and development of two target programs, and Merck purchased $20.0 million in Series E redeemable convertible preferred stock from us. Additionally, Merck purchased from us, concurrently with our initial public offering in a private placement, approximately $10.0 million of shares of our common stock at a price per share equal to the initial public offering price. Under the 2018 Merck Agreement, we are eligible to receive financial support for our research and development efforts based on an agreed-upon level of full-time equivalent personnel effort and related reimbursement rate, and we are eligible to receive another milestone payment if a third target program is selected.

Under the terms of the 2018 Merck Agreement, we are eligible to receive aggregate milestone payments of up to $1.6 billion, assuming the development and sale of all therapeutic candidates and all possible indications identified under the collaboration. If one or more products from each of the target programs are developed for non-oncology or a single indication, we will be eligible for reduced aggregate milestone payments. In addition, we are eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

The 2018 Merck Agreement expires on a product-by-product and country-by-country basis upon the later of the expiration of the patents covering products licensed under the 2018 Merck Agreement or ten years after the first commercial sale of a product covered by the 2018 Merck Agreement. Upon expiration, Merck will have a fully paid-up, royalty-free, perpetual, and irrevocable non-exclusive license, with the right to grant sublicenses, under certain of our intellectual property rights.

Merck may terminate the 2018 Merck Agreement at any time with 60 days’ prior written notice. Either we or Merck has the right to terminate the 2018 Merck Agreement based on the other party’s uncured material breach or bankruptcy.

Celgene Collaboration

In September 2014, we entered into a Collaboration and License Agreement with Celgene, or the 2014 Celgene Agreement, to discover and develop bispecific antibodies and ADCs focused primarily on the field of immuno-oncology, using our proprietary integrated cell-free protein synthesis platform, XpressCF™. Under the 2014 Celgene Agreement, we received upfront payments totaling $95.0 million in September 2014, which included an $11.9 million equity investment, and additional payments totaling $60.0 million.

In August 2017, we entered an Amended and Restated Collaboration and License Agreement with Celgene, or the 2017 Celgene Agreement, to refocus our 2014 Celgene Agreement on four programs that are advancing throughout preclinical development, which are:

•

BCMA ADC.    The most advanced product candidate under collaboration is a BCMA ADC product candidate, which has been designated as a development candidate by Celgene for the treatment of multiple myeloma. We believe Celgene currently plans to submit an IND for this product candidate in the first half of 2019. We currently own the development and commercial rights in the United States to this BCMA ADC product candidate; however, assuming it is the first development candidate from our 2017 Celgene Agreement to have an active IND in the United States, Celgene will then automatically own worldwide development and commercialization rights to such product.

•

Bispecific Antibodies.    The other three product candidates subject to our Celgene collaboration are bispecific antibodies, all of which have been designated as development candidates by Celgene. We currently own the rights to develop and commercialize these product candidates in the United States; however, assuming the second development candidate from our 2017 Celgene Agreement achieves an active IND in the United States, and Celgene makes the required payments to us, then Celgene will automatically own worldwide development and commercialization rights to such second product.

Upon signing of the 2017 Celgene Agreement, we received an option fee payment of $12.5 million in August 2017 and are eligible to receive a second option fee payment of $12.5 million following the first IND clearance, if any, for one of the four programs, if Celgene desires to maintain its option to acquire the U.S. rights to develop and commercialize a second collaboration program to reach IND status. If Celgene exercises its option to acquire from us U.S. rights to a second collaboration program, it will make an option exercise fee payment to us, the amount of which depends on which program reaches IND status.

We have received and will be eligible to receive financial support for research and development services assigned to us by Celgene, based on an agreed-upon level of full-time equivalent personnel effort and related reimbursement rate.

Under the terms of the 2017 Celgene Agreement, we are entitled to earn development and regulatory contingent payments for each of the four programs under the collaboration, and royalties on sales of any commercial products that may result from the 2017 Celgene Agreement. Additionally, we received a $10.0 million payment in December 2018 for certain manufacturing activities. For licensed products for which Celgene holds worldwide rights, we are eligible to receive aggregate milestone and option fee payments of up to $295.0 million for certain licensed products and up to $393.7 million for certain other licensed products under the collaboration, if approved in multiple indications, and, depending on the licensed product, tiered royalties ranging from single digit to low teen percentages on worldwide sales of any commercial products that may result from the 2017 Celgene Agreement. Additionally, for licensed products for which Celgene holds ex-U.S. rights, we will also be eligible to receive pre-commercial contingent payments and tiered royalties ranging from mid to high single digit percentages.

Celgene may terminate the 2017 Celgene Agreement at any time with 120 days’ prior written notice. Either we or Celgene has the right to terminate the 2017 Celgene Agreement based on the other party’s uncured material breach, challenge of the validity and enforceability of intellectual property, or bankruptcy.

In January 2019, Bristol-Myers Squibb announced the entry into a definitive agreement to acquire Celgene with the intent of creating a leading focused specialty biopharma company. The transaction is expected to complete in the third quarter of 2019, subject to approval by company shareholders, customary closing conditions, and regulatory approvals.

EMD Serono Collaboration

In September 2014, we entered into a License Agreement with EMD Serono, or the MDA Agreement, to develop ADCs for multiple cancer targets, which replaced the Collaboration Agreement we had entered into with EMD Serono in May 2014, or the Collaboration Agreement. The most advanced program in the collaboration is a bispecific ADC drug candidate currently in preclinical development.

Upon signing the Collaboration Agreement, we received $10.0 million in an upfront payment. In addition, upon signing the MDA Agreement, we received an additional $10.0 million in an upfront payment and receive financial support for our research and development services based on an agreed-upon level of full-time equivalent personnel effort and related reimbursement rate. As of December 31, 2018, we had received approximately $9.3 million in funding support for research and development services. We anticipate entering into a manufacturing supply agreement with EMD Serono to provide them with product candidate materials for IND-enabling and clinical studies.

We are eligible to receive up to $52.5 million for each product developed under the MDA Agreement, primarily from pre-commercial contingent payments. In addition, we are eligible to receive tiered royalties ranging from low to mid single digit percentages, along with certain additional one-time royalties, on worldwide sales of any commercial products that may result from the MDA Agreement. The MDA Agreement term expires on a product-by-product and country-by-country basis upon the later of the expiration of the patents covering products licensed under the MDA Agreement or ten years after the first commercial sale of a product covered under the MDA Agreement. Upon expiration, EMD Serono will have a fully paid-up, royalty-free, perpetual, and irrevocable non-exclusive license, with the right to grant sublicenses, under certain of our intellectual property rights.

EMD Serono may terminate the MDA Agreement at any time with 90 days’ prior written notice or upon our inability to provide EMD Serono access to a specified number of cancer drug targets. Either we or EMD Serono has the right to terminate the MDA Agreement based on the other party’s uncured material breach or bankruptcy.

Stanford License

In October 2007, we entered into an Amended and Restated Exclusive Agreement, or the Stanford License, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, that grants us an exclusive license, with the right to sublicense, under the patent rights owned by Stanford covering certain technology rights related to our XpressCF™ expression system.

Upon initiation of the agreement, we made a payment to Stanford of approximately $83,000, of which a portion was creditable against certain prior patent costs incurred by Stanford, reimbursement of certain out-of-pocket costs incurred by Stanford in patent filing, prosecution and maintenance of approximately $184,000, and issued shares of our common stock to Stanford. We are required to make milestone payments to Stanford of up to approximately $930,000 on the accomplishment of certain development and regulatory milestones, of which $180,000 has been paid through December 31, 2018, with a $750,000 payment due upon first commercial sale of the first licensed product consisting of a molecule or compound covered by the licensed patent rights, or the 14th anniversary of the Stanford License in October 2021. Additionally, we owe Stanford annual license maintenance fees of $75,000, which may be creditable against earned royalties in such year, and are required to reimburse Stanford for ongoing patent-related costs. We are also required to pay to Stanford low single digit royalties on net sales and to share any sublicensing income received related to the licensed technology. We may terminate the agreement at any time upon 30 days’ written notice.

SutroVax Investment

In 2013, we and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for a new company called SutroVax, Inc., or SutroVax, with which we have a license agreement. Under the agreement, SutroVax has the right to use the XpressCF+™ Platform to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. The lead program for SutroVax is a broad-spectrum pneumococcal conjugate vaccine. SutroVax is responsible for performing all research and development activities, and we provide technical support and supply XtractCF and other materials to SutroVax.

We retain an ownership interest in SutroVax and are eligible for single digit royalties on net sales of any vaccine candidates. Also, we retain the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

Manufacturing

We have significant expertise in the production of therapeutic biologics. Our proprietary XpressCF™ Platform is a cell-free protein synthesis technology that enables rapid and systematic process development, streamlined scale-up and cGMP manufacturing.

Extract and Reagents

We manufacture our cell-free extract, and expect to manufacture related reagents, in our cGMP manufacturing facility in San Carlos, California for our clinical trials and supply commitments. If we are successful in developing an effective strategic relationship with a contract manufacturing organization, or CMO, we would consider supplementing our manufacturing capacity by outsourcing the production of cell-free extract and related reagents to such CMO to cover our needs during product launch and for long-term commercial supply.

Drug Substance and Drug Product

Our process development and manufacturing strategies are tailored to rapidly advance our product candidates, including the use of a supply chain of established CMOs to ensure successful execution. The production of antibodies will be done by either us or CMOs, depending on our internal cGMP production capacity. The production of all other necessary elements for the manufacture of our ADC product candidates, and the final manufacture of the ADC drug product, will be handled entirely by CMOs. Our XpressCF+™ Platform has been successfully used for manufacturing several antibodies and requires minimal process optimization to support early clinical phase manufacturing. We utilize industry established production steps for the purification of our antibodies. The CMOs we have selected have strong track records in cGMP manufacturing with expertise in clinical or commercial drug manufacturing for the cytotoxic agent, conjugation and fill-finish of therapeutic biologics. All activities from cell-free extract production to formulated drug product are performed to maintain aggressive timelines and minimize delays.

Competition

The biotechnology and biopharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary XpressCF™ Platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, Bristol-Myers Squibb Company, or BMS, GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A and companies focused on ADCs, such as Pfizer, ImmunoGen, Inc., Seattle Genetics, Inc. and Genentech, Inc., or Genentech, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

If our lead product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from ADCs, such as Genentech’s Kadcyla, to immune checkpoint inhibitors, such as BMS’s Opdivo, to T cell-engager immunotherapies, such as Amgen, Inc.’s Blincyto. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation and immunomodulating agents. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates.

Reimbursement

The regulations that govern pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription biopharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, a drug company can obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of that product.

A drug company’s ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers and other organizations. Even if one or more products are successfully brought to the market, these products may not be considered cost-effective, and the amount reimbursed for such products may be insufficient to allow them to be sold on a competitive basis. Increasingly, third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products.

Significant delays can occur in obtaining reimbursement for newly-approved drugs or therapeutic biologics, and coverage may be more limited than the purposes for which the drug or therapeutic biologic is approved by the FDA or similar foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug or therapeutic biologic will be reimbursed in all cases or at a rate that covers a drug company’s costs, including research, development, manufacture, sale and distribution.

Interim reimbursement levels for new drugs or therapeutic biologics, if applicable, may also be insufficient to cover a drug company’s costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the United States. Further, no uniform policy for coverage and reimbursement exists in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover, but is not limited to, our technology platforms, our product candidates and components thereof, their methods of use and processes for their manufacture, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our XpressCF™ Platform and product candidates. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; to defend against and challenge the assertion by third parties of their purported intellectual property rights; and to operate without the unauthorized infringement on the valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our XpressCF™ platform technology, platform and product candidates. Our patent portfolio as of December 31, 2018 contained 12 U.S. issued patents and 78 patents issued in ex-U.S. jurisdictions including Europe, China, Japan, Australia and Singapore and 30 U.S. pending applications as well as 79 patent applications pending in ex-U.S. jurisdictions including Europe, China, Japan, Australia and Singapore owned solely by us. These patents and patent applications include claims relating:

•	bacterial strains, and extracts prepared therefrom, comprising an engineered Release Factor 1 protein, which facilitates incorporation of non-natural amino acids into proteins;
•	bacterial strains, and extracts prepared therefrom, comprising combinations of chaperone proteins, which facilitate expression of complex eukaryotic proteins in bacterial extracts;
•	antibodies targeting receptors of interest, including CD74 and FolRα;
•	ADCs targeting receptors of interest, including CD74 and FolRα;
•	hemiasterlin, both as a cytotoxin and as a linker-warhead, which is used in our STRO-002 product candidate; and
•

para-azidomethylphenylalanine, or pAMF, and proteins comprising pAMF, our workhorse non-natural amino acid which is primarily used when we conjugate molecules to proteins produced with our XpressCF+™ Platform.

Our issued patents, and any patents that may issue from our pending patent applications, in our solely owned patent portfolio are expected to expire between January 2030 and October 2039, absent any patent term adjustments or extensions.

In addition, we have exclusively licensed the following patent portfolio from Stanford: 15 U.S. issued patents and 44 patents issued in ex-U.S. jurisdictions including Europe, China, Canada, India, Australia, South Korea, Eurasia and Singapore. This patent portfolio includes claims relating to methods related to in vitro protein synthesis that we use in our XpressCF™ Platform when discovering, developing and manufacturing our product candidates.

Patents in our patent portfolio licensed from Stanford are expected to expire between March 2019 and January 2028, absent any patent term adjustments or extensions.

As for the XpressCF™ Platform, product candidates and processes we develop and commercialize, in the normal course of business, we intend to pursue, where appropriate, patent protection or trade secret protection relating to compositions, methods of manufacture, assay methods, methods of use, treatment of indications, dosing and formulations. We may also pursue patent protection with respect to product development processes and technology.

The following table describes the material patents and patent applications owned or licensed by us.

Patent Relevance	Ownership	Type of Patent Protection	Expiration or Anticipated Expiration (absent patent term extension or adjustment)	Pending Jurisdictions	Issued Jurisdictions
XpressCF™ Platform	In licensed from Stanford	Utility	2023	None	US, AU, CA, EP, JP
XpressCF™ Platform	Owned by Sutro	Utility	2033	US, CA, CN, IL, IN, JP, KR,	US, AU, EP, SG
XpressCF™ Platform	Owned by Sutro	Utility	2034	US, CA, CN, EP, HK, IL, IN, JP, KR, SG	AU
XpressCF™ Platform	Owned by Sutro	Utility	2034	US	EP
XpressCF™ Platform	Owned by Sutro	Utility	2035	None	US, EP
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, CN, EP, JP, IN, HK, KR	US, AU, SG
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, EP, HK, IL, IN, JP, KR	US, AU, CN, SG
STRO-001	Owned by Sutro	Utility	2035	US, EP	None
STRO-001	Owned by Sutro	Utility	2037	PCT	None
STRO-001	Owned by Sutro	Utility	2037	PCT	None
STRO-001	Owned by Sutro	Provisional	2038	PCT	None
STRO-002	Owned by Sutro	Utility	2037	PCT	None
STRO-002	Owned by Sutro	Provisional	2038	US	None
STRO-002	Owned by Sutro	Utility	2036	US, AU, BR, CA, CN, EP, IL, IN, JP, KR, SG	None

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in the European Union and in additional countries where we believe such foreign filing is likely to be beneficial, including but not limited to any or all of Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Singapore and South Korea.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2030 to 2035, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2039, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and product candidates and the methods used to manufacture those platforms and product candidates. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented XpressCF™ technology, platforms and product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our XpressCF™ technology, platforms and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our XpressCF™ technology, platforms and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and more comprehensive risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. We have filed for trademark protection of the Sutro Biopharma mark, the XpressCF™ mark and the XpressCF+™ mark with the USPTO. XpressCF™ refers to our cell-free protein synthesis technology as a whole, and XpressCF+™ refers specifically to cell-free protein synthesis incorporating one or more non-natural amino acids. The Sutro Biopharma mark was registered by the USPTO in 2014 and the XpressCF™ and XpressCF+™ marks were registered by the USPTO in 2017.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our confidential and proprietary information as trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In many cases our confidentiality and other agreements with consultants, outside scientific collaborators, sponsored researchers and other advisors require them to assign or grant us licenses to inventions they invent as a result of the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions.

We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of new drug applications, or NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHS Act, via a Biologics License Application, or BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Biological product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. In oncology clinical trials, efficacy endpoints are also often explored in Phase 1. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In some instances, trial phases may be truncated or combined into one or more combined-phase or adaptive design trials. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biologic. A single Phase 3 trial with other confirmatory evidence may be sufficient in certain oncological conditions where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $2,588,000 for Fiscal Year 2019. The applicant under an approved BLA is also subject to an annual program fee, currently exceeding $309,000 per prescription drug product for Fiscal Year 2019. Beginning in Fiscal Year 2018, this annual program fee replaced the annual product and establishment fees. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel biologic products, or biologic products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the biologic product is manufactured. The FDA will not approve the product unless compliance with current Good Manufacturing Practices, or cGMPs, is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe, pure, potent and effective in the indication studied.

After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. As a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the biologic outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Under the fast track program and FDA’s accelerated approval regulations, the FDA may approve a biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval trials, or confirm a clinical benefit during post-marketing trials, will allow the FDA to withdraw the biologic from the market on an expedited basis. All promotional materials for biologic candidates approved under accelerated regulations are subject to prior review by the FDA.

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product. In October 2018, we were granted Orphan Drug Designation by the FDA, for STRO-001 for the treatment of multiple myeloma.

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the biological product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a product with particular principal molecular structural features to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market a biological product containing the same active moiety for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA user fee.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial are then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted, except a product with a new active ingredient that is molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or after August 18, 2020.

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHS Act emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHS Act also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Post-Approval Requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

FDA Regulation of Companion Diagnostics

A biologic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will respond to a therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product, then the FDA generally will require approval or clearance of the diagnostic at the same time that FDA approves the therapeutic product.

Pursuing FDA approval of an in vitro companion diagnostic usually would require a pre-market approval, or PMA, for that diagnostic. Based on a final FDA guidance document, and the FDA’s past treatment of companion diagnostics, the FDA will likely require PMA approval of an in vitro companion diagnostics to identify patient populations suitable for a cancer therapy. The review of these in vitro companion diagnostics involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Approval of a companion diagnostic is generally required at the time of new drug approval.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $322,000 for most PMAs for Fiscal Year 2019. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results between multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time consuming to generate and that can substantially delay or prevent approval. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also register with FDA and list their devices. A medical device manufacturer’s manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic inspections by the FDA.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning or untitled letters, fines, injunctions, civil or criminal penalties, recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production, denial of submissions for new products, or withdrawal of PMA approvals.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes and other healthcare laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal False Claims Act. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offerer or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reports must be submitted on an annual basis and the reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives must also be reported.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Additional jurisdictions, such as the City of Chicago and the District of Columbia, require pharmaceutical sales representatives to be licensed and meet continuing education requirements. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

Efforts to ensure that business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. If a drug company’s operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations and reputational harm. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a drug company to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

U.S. Healthcare Reform

In the United States, there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices (increased to 70% beginning in 2019) of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

The current U.S. presidential administration and Congress have, and we expect they will continue to, seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since January 2017, the current U.S. presidential administration has issued two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on October 12, 2017, the current U.S. presidential administration issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provide temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is still uncertainty with respect to the impact this executive order could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, among other things, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, the current U.S. presidential administration signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. There is still uncertainty with respect to the impact the current U.S. presidential administration and the Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A joint select committee on deficit reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions, as well as potential future shutdowns of the U.S. federal government, may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. In addition, CMS has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, beginning in 2018, CMS will pay for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. Further, on March 16, 2018, CMS finalized its National Coverage Determination, or NCD, for certain diagnostic laboratory tests using next generation sequencing, or NGS, that are approved by the FDA as a companion in vitro diagnostic and used in a cancer with an FDA-approved companion diagnostic indication. Under the NCD, diagnostic tests that gain FDA approval or clearance as an in vitro companion diagnostic will automatically receive full coverage and be available for patients with recurrent, metastatic relapsed, refractory or stages III and IV cancer. Additionally, the NCD extended coverage to repeat testing when the patient has a new primary diagnosis of cancer.

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

Employees

As of December 31, 2018, we had 147 full-time employees, 9 full-time contract employees and 2 part-time contract employees. Of these employees, 41 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 2003 under the name Fundamental Applied Biology, Inc. We subsequently changed our name to Sutro Biopharma, Inc. Our principal executive offices are located at 310 Utah Avenue, Suite 150, South San Francisco, California 94080, and our telephone number is (650) 392-8412. Our website address is www.sutrobio.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this report.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, or Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. Copies of each of our filings with the SEC can also be viewed and downloaded free of charge at our website, ir.sutrobio.com, after the reports and amendments are electronically filed with or furnished to the SEC.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this annual report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.  We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, evaluating the safety of our first and second clinical stage product candidates, STRO-001 and STRO-002, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of December 31, 2018, had an accumulated deficit of $150.3 million. For the year ended December 31, 2018 and 2017, our net loss was $35.3 million and $19.7 million, respectively, and for the year ended December 31, 2016, our net income was $1.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two product candidates STRO-001, our initial clinical program, and STRO-002, our second clinical program, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of December 31, 2018, we had $204.5 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. Subject to limited exceptions, the loan and security agreement, or the Loan and Security Agreement, we entered into with Oxford and SVB in August 2017 under which we borrowed $15.0 million prohibits us from incurring indebtedness without the prior written consent of Oxford or SVB. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our current debt financing involves, and future debt financings, if available, are likely to involve, restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our most advanced product candidate, STRO-001, is in the initial stages of dose escalation in clinical trial patients. We began enrolling patients in a STRO-002 Phase 1 trial in March 2019. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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
•

inability of us or any third-party contract manufacturer to scale up manufacturing of our product candidates and those of our collaborators to supply the needs of clinical trials and commercial sales, and to manufacture such products in conformity with regulatory requirements using our proprietary XpressCF™ Platform;

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

Our business is dependent on the success of our product candidates based on our proprietary XpressCF™ Platform and, in particular, our lead product candidates, STRO-001 and STRO-002. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF™ Platform and our lead product candidates, STRO-001 and STRO-002. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of STRO-001 and STRO-002. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Additionally, we have created a benchmark folate receptor-alpha, or FolRα, targeting ADC, using conventional technology that results in a heterogeneous ADC mixture. We have compared STRO-002 to this benchmark molecule in multiple preclinical models. We believe the results of these tests help us understand how the therapeutic index of STRO-002 compares to competitors. However, we cannot be certain that our benchmark molecule is the same as the molecule we are attempting to recreate, and the results of the tests comparing our benchmark molecule to STRO-002 may be different than the actual results of a head-to-head test of STRO-002 against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of STRO-002 and to understand its therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

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

We are developing a pipeline of product candidates using our proprietary XpressCF™ Platform. We believe that product candidates identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of precision design and rapid empirical optimization, thereby reducing the dose-limiting toxic effects associated with existing products. However, the scientific research that forms the basis of our efforts to develop product candidates based on our XpressCF™ Platform is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our XpressCF™ Platform is both preliminary and limited.

To date, we have tested our first clinical stage product candidates, STRO-001 and STRO-002, in a limited number of clinical trial patients. We may ultimately discover that our XpressCF™ Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF™ product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF™ Platform. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF™ Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF™ Platform and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC development and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our XpressCF™ ADC product candidates contain cleavable or non-cleavable linker-warhead combinations or novel warheads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF™ Platform prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While certain relevant members of our company have significant clinical experience, we in general have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost, competition in the therapeutic area(s) we have received or may receive approval for, and whether it will otherwise be accepted in the market. Historically, there have been concerns regarding the safety and efficacy of ADCs, and an ADC drug was voluntarily withdrawn from the market. These historical concerns may negatively impact the perception market participants have on ADCs, including our product candidates. Additionally, the product candidates that we are developing are based on our proprietary XpressCF™ Platform, which is a new technology. Market participants with significant influence over acceptance of new treatments, such as physicians and third- party payors, may not adopt an ADC product, or a product or treatment based on our novel cell-free production technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on, among other factors:

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates using our XpressCF™ Platform. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our XpressCF™ Platform and resulting product candidates.

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

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. Moreover, if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. For example, in January 2019, Bristol-Myers Squibb announced the entry into a definitive agreement to acquire Celgene, with the intent of creating a leading focused specialty biopharma company. The transaction is expected to complete in the third quarter of 2019, subject to approval by company shareholders, customary closing conditions, and regulatory approvals. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

To date, no product developed on a cell-free manufacturing platform has received approval from the FDA, so the requirements for the manufacturing of products using our XpressCF™ Platform are uncertain.

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed Phase 1 clinical trial use of our product candidates STRO-001 and STRO-002, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

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

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets due to an inability to successfully integrate them with our existing technologies and may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

We cannot assure you that following any such collaboration, or other strategic transaction, we will achieve the expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Also, such strategic alliance, joint venture or acquisition may be prohibited. For example, our Loan and Security Agreement, in the absence of the related lenders’ prior written consent, restricts our ability to pursue certain mergers, acquisitions, amalgamations or consolidations that we may believe to be in our best interest.

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

We may not be successful in our efforts to use our XpressCF™ Platform to expand our pipeline of product candidates and develop marketable products.

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF™ Platform. STRO-001 and STRO-002 are our most advanced clinical stage programs and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF™ Platform, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, Bristol-Myers Squibb

Company, or BMS, GlaxoSmithKline PLC, Merck & Co., Inc., or Merck, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A and companies focused on ADCs, such as Pfizer, ImmunoGen, Inc., or Immunogen, Seattle Genetics, Inc., or Seattle Genetics, and Genentech, Inc., or Genentech, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including William J. Newell, our chief executive officer, Edward Albini, our chief financial officer, Trevor J. Hallam, Ph.D., our chief scientific officer, Arturo Molina, M.D., our chief medical officer and Shabbir T. Anik, Ph.D., our chief technical operations officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and XpressCF™ Platform technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations.

As of December 31, 2018, we had 147 full-time employees.  As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and have just begun our first clinical trials for our first two product candidates. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Price Controls imposed in the U.S. may affect our future profitability.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Current and future presidential budget proposals and future legislation may contain further drug price control measures that could be enacted. Congress and current and future U.S. presidential administrations may continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If such pricing controls are enacted and are set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

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

Our current operations are in two cities in the San Francisco Bay Area, and we, or the third parties upon whom we depend, may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in our facilities in South San Francisco and San Carlos, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We have experienced such ownership changes in the past and may experience such ownership changes in the future, some of which are outside our control.

As of December 31, 2018, we had federal NOL carryforwards of approximately $114.0 million, and our ability to utilize those NOL carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

On December 22, 2017, the current U.S. presidential administration, signed into law the Tax Cuts and Jobs Act of 2017, or the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Additionally, the Tax Reform Act will no longer allow deductions for compensation in excess of $1.0 million for certain employees, even if paid as commissions or performance-based compensation. We may be subject to these limitations as provided for under Section 162(m) of the Code in the future. The Tax Reform Act also limits the amount taxpayers are able to deduct for federal NOL carryforwards generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks. However, any NOLs generated in taxable years after December 31, 2017 can be carried forward indefinitely. Losses arising in taxable years beginning before December 31, 2017 may still be carried back two years and are subject to their current expiration period.  As of December 31, 2018, we had approximately $88.7 million of federal NOLs that were generated prior to 2018, which will expire at various dates beginning in 2032, if not used to reduce income taxes payable in the future. Federal NOLs generated by us subsequent to 2017 may only offset 80% of taxable income.

Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States (U.S. GAAP) is subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We will be required to implement this guidance in the first quarter of our fiscal year 2019. Any difficulties in implementing this guidance could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Additionally, the implementation of this guidance or a change in other principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change.  Furthermore, we will be adopting Topic 606 through the modified retrospective method. This will impact the comparability of our financial results which might lead investors to draw incorrect conclusions which could harm investor interest in holding or purchasing our equity.

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

Therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems are a relatively new scientific field. We have obtained grants and issuances of, and have obtained a license from a third party on an exclusive basis to, patents related to our proprietary XpressCF™ Platform. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody-based and other therapeutics.

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

We, our licensors or collaborators, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. There are many issued and pending patents that might claim aspects of our product candidates and modifications that we may need to apply to our product candidates. There are also many issued patents that claim antibodies, portions of antibodies, cytokines, half-life extending polymers, linkers, cytotoxins, or other warheads that may be relevant for the products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may not be able to market products or perform research and development or other activities covered by these patents which could have a material and adverse effect on our business, financial condition, results of operations and prospects. We are obligated under certain of our license and collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by use. For example, we are obligated under the Stanford Agreement to indemnify and hold harmless Stanford for damages arising from intellectual property infringement by us resulting from exercise of the license from Stanford. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2023, which has claims relating to methods of treating CD74-positive multiple myeloma with an ADC targeting CD74. If valid and not yet expired when, and if, we receive marketing approval for STRO-001, we may need to seek a license to this patent, which may not be available on commercially reasonable terms or at all. Failure to receive a license could delay commercialization of STRO-001. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF™ Platform and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF™ Platform and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We commenced a Phase 1 clinical trial of STRO-001, an ADC directed against CD74, for certain cancers in April 2018. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission with the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We or our collaborators may experience delays in completing our preclinical studies and initiating or completing clinical trials of our product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, have patients enrolled on time or be completed on schedule, if at all. We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval to commercialize our product candidates. Our development programs may be delayed for a variety of reasons, including delays related to:

•	the FDA or other regulatory authorities requiring us or our collaborators to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
•	obtaining regulatory approval to commence a clinical trial;
•	the FDA or other regulatory authorities placing a clinical trial on clinical hold;
•	a temporary U.S. federal government shutdown;
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

•	third-party contractors used by us or our collaborators failing to comply with regulatory requirements or meeting their contractual obligations in a timely manner, or at all;
•	obtaining institutional review board, or IRB, approval at each clinical trial site;
•	recruiting suitable patients to participate in a clinical trial;
•	developing and validating any companion diagnostic that would be used in a clinical trial;
•	cost of clinical trials being greater than anticipated;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

Although our employees have experience in conducting and managing clinical trials from prior employment at other companies, we, as a company, have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and may be further delayed due to one or more temporary federal government shutdowns. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. Given that the product candidates we are developing, either alone or with our collaborators, represent a new approach to the manufacturing and type of therapeutic biologics, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these product candidates. Moreover, the FDA may respond to any BLA that we may submit by defining requirements that we do not anticipate. Such responses could delay clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs and therapeutic biologics, and FDA standards, especially regarding product safety, appear to have become more stringent.

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

The current U.S. presidential administration and U.S. Congress have sought, and we expect they will continue to, seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since January 2017, the current U.S. presidential administration has issued two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on October 12, 2017, the current U.S. presidential administration issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provide temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is still uncertainty with respect to the impact this executive order could have on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Reform Act, among other things, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, the current U.S. presidential administration signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. There is still uncertainty with respect to the impact the current U.S. presidential administration and Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

•

the federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website; effective January 1, 2022, transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives must also be reported;

73

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. The BPCIA provides a period of exclusivity for products granted “reference product exclusivity,” under which an application for a biosimilar product referencing such products cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA. On March 6, 2015, the FDA approved the first biosimilar product under the BPCIA. FDA has accelerated licensure of biosimilar products since the first biosimilar was approved in 2015. However, FDA has yet to deem a biosimilar product interchangeable with the reference product. While FDA has implemented certain procedures intended to implement the BPCIA, other processes remain in development and may be adopted by the FDA; any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labeling or the delay or denial of regulatory approval by the FDA or other regulatory authorities. We have only recently initiated our first clinical trials for our first two product candidates. Given the nature of ADCs, it is likely that there may be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trials or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

While we have been granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma, if we decide to seek Orphan Drug Designation for some of our other product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for orphan drug exclusivity.

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

Risks Related to Our Common Stock

Our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly and annual fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to the ongoing development of our XpressCF™ Platform, our product candidates or future development programs;
•	results of preclinical and clinical trials, or the addition or termination of clinical trials or funding support by us, or existing or future collaborators or licensing partners;
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

If our quarterly and annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly and annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly and annual comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The market price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the other risks described in this section and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities;
•	a temporary federal government shutdown; and
•	general economic, industry and market conditions.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market before or after the lock-up and other legal restrictions on resale lapse in connection with our IPO, the market price of our common stock could decline significantly. Each of our officers, directors, substantially all of our stockholders and participants in our directed share program entered into lock-up agreements with the underwriters that restricted their ability to sell or transfer their shares. These lock-up agreements pertaining to our IPO expired March 25, 2019. Due to this expiration of the lock-up agreements, a substantial number of shares of common stock recently became eligible for sale in the public market.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the analysts or the content and opinions included in their reports. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, financial condition and results of operations, our intellectual property or our stock performance, or if our preclinical studies and clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of such analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of December 31, 2018, our executive officers, directors and affiliates beneficially owned 38.2% of our outstanding voting stock.  As a result, these stockholders, if acting together, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties and Facilities

Our principal executive office is located in South San Francisco, California, where we lease a total of approximately 52,200 square feet of office and laboratory space in two buildings that we use for our administrative, research and development and other activities. The lease under each of our South San Francisco buildings expires in November 2021, unless we exercise our option to extend each lease term through November 2026. We also have a manufacturing facility and manufacturing-support facility in San Carlos, California, where we lease a total of approximately 29,600 square feet of space in two buildings. The lease on one of our San Carlos buildings expires in July 2021, for which we have two three-year options to extend our lease to July 2027. The lease on the second San Carlos building expires in June 2021, for which we have two three-year options to extend the lease to June 2027.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Global Market under the symbol “STRO” since September 27, 2018. Prior to that there was no public trading market for our common stock.

Holders of Record

As of March 27, 2019, there were approximately 171 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain future earnings, if any, for use in operation of our business and to fund future growth. We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on September 27, 2018 (the first day of trading of our common stock), through December 31, 2018 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended, or Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Trade Date	Sutro Biopharma (STRO)	Nasdaq Composite Index (IXIC)	Nasdaq Biotech Index (^NBI)
9/27/2018	100.00	100.00	100.00
10/31/2018	78.16	90.85	85.53
11/30/2018	69.01	91.15	89.54
12/31/2018	59.34	82.51	79.47

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

From January 1, 2018 through December 31, 2018, we sold and issued the following unregistered securities:

1.

Prior to filing our registration statement on Form S-8 in September 2018, we issued and sold to our directors, officers, employees and consultants an aggregate of 18,700 unregistered shares of common stock upon exercise of stock options under our 2004 Stock Plan, or the 2004 Plan at per share exercise prices ranging from $3.99 to $14.88.

2.	In July 2018, we issued 319,305,718 shares of Series E redeemable convertible preferred stock that resulted in gross proceeds of $85.4 million.
3.	In 2018, we issued an aggregate of 733 shares of common stock at a price of $5.81 per share upon the exercise of common stock warrants by four individuals.
4.

In 2018, we issued an aggregate of 559,564 shares of Series C preferred stock at a price of $0.4797 per share upon the exercise of Series C preferred stock warrants, which shares converted into 20,700 shares of common stock in connection with our initial public offering.

5.

In October 2018, we issued to Merck 666,666 shares of our common stock at a price per share equal to the initial public offering price of $15.00 per share that resulted in gross proceeds of approximately $10,000,000.

The offers, sales and issuances of the securities described in paragraph (1) above were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

The offers, sales, and issuances of the securities described in paragraphs (2), (3) and (4) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

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

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following tables summarize our selected financial data for the periods and as of the dates indicated. We have derived our selected statements of operations data for the years ended December 31, 2018, 2017, and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere in this report.  The selected balance sheet data as of December 31, 2016 has been derived from our audited financial statements which are not included in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected financial data below together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share amounts)
Statements of Operations Data:
Revenue:
Collaboration revenue (including amounts from related parties of $13,541, $44,606 and $54,001 during the years ended December 31, 2018, 2017 and 2016, respectively)	$32,387	$51,741	$59,731
Other revenue (including amounts from related parties of $5,425 during the year ended December 31, 2018)	6,032	-	-
Total revenue	38,419	51,741	59,731
Operating expenses:
Research and development	54,262	54,639	43,550
General and administrative	21,380	16,374	14,817
Total operating expenses	75,642	71,013	58,367
(loss) Income from operations	(37,223)	(19,272)	1,364
Interest income	1,616	273	251
Interest expense	(1,623)	(612)	-
Other income (expense), net	1,913	(77)	87
Net (loss) income	$(35,317)	$(19,688)	$1,702
Net loss per share attributable to common stockholders, basic and diluted (1)	$(6.13)	$(43.95)	$-
Weighted-average shares used in computing net loss per share (1)	5,758,875	447,946	407,735

(1)

See Notes 1 and 13 to our audited financial statements included elsewhere in this report for an explanation of the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in computing the per share amounts.

	As of December 31,
	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$125,298	$22,020	$11,593
Marketable securities	79,194	-	35,928
Working capital (deficit) (1)	173,523	(6,327)	(493)
Total assets	223,139	40,769	69,277
Debt	14,724	14,563	-
Redeemable convertible preferred stock warrant liability	-	1,708	1,193
Redeemable convertible preferred stock	-	102,505	102,505
Accumulated deficit	(150,328)	(115,011)	(95,323)
Total stockholders’ equity (deficit)	131,539	(109,001)	(90,901)

(1)	We define working capital as current assets less current liabilities. See our financial statements for further details regarding our current assets and current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the federal securities laws. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update forward-looking statements, which reflect events or circumstances occurring after the date of this Form 10-K.

Overview

We are a clinical stage drug discovery, development and manufacturing company focused on deploying our proprietary integrated cell-free protein synthesis and site-specific conjugation platform, XpressCF™, to create a broad variety of optimally designed, next-generation protein therapeutics initially for cancer and autoimmune disorders. We aim to design therapeutics using the most relevant and potent modalities, including cytokine-based targets, immuno-oncology, or I/O, agents, antibody-drug conjugates, or ADCs, and bispecific antibodies that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF™ Platform to create medicines with improved therapeutic profiles for areas of unmet need.

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices compliant manufacturing facility. We have the ability to manufacture our cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial, with initial safety data expected in mid-2019 and initial efficacy data expected by year end 2019. In October 2018, we were granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”), for STRO-001 for the treatment of multiple myeloma. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety data expected by year end 2019. We have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA, or Merck, a B Cell Maturation Antigen, or BCMA, and an immuno-oncology directed alliance with Celgene Corporation, or Celgene, and an oncology-focused collaboration with Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”).

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with Merck, Celgene and EMD Serono, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, of common stock and debt proceeds.

On September 26, 2018, our registration statements on Form S-1 (File Nos. 333-227103 and 333-227548) relating to our IPO, were declared effective by the Securities and Exchange Commission, or SEC, and shares of our common stock began trading on the Nasdaq Global Market on September 27, 2018.  Upon the closing of the IPO on October 1, 2018, we issued and sold an aggregate of 5,667,000 shares of common stock at a price of $15.00 per share for gross proceeds of approximately $85.0 million.  We received net proceeds from the IPO of approximately $74.4 million, after underwriting discounts, commissions and offering expenses. In addition to the shares of common stock sold in the IPO, we concurrently sold in a private placement to Merck, 666,666 shares of common stock at the IPO offering price of $15.00 per share, for proceeds of approximately $10.0 million.

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a net loss of $35.3 million and $19.7 million for the years ended December 31, 2018 and 2017, respectively.  Although we had net income for the year ended December 31, 2016 of $1.7 million, we cannot assure you that we will ever have net income again or that we will generate positive cash flow from operating activities. As of December 31, 2018, we had an accumulated deficit of $150.3 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Recent Developments

In October 2018, the FDA granted orphan drug designation for STRO-001, for the treatment of multiple myeloma. The FDA’s Orphan Drug Designation Program provides orphan status to drugs and biologics, which are defined as those intended for the safe and effective treatment, diagnosis or prevention of rare diseases/disorders that affect fewer than 200,000 people in the United States, or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug.

We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019.

In December 2018, we earned a $10.0 million milestone payment from Celgene triggered by the successful development of a dry powder XtractCFTM formulation, using spray drying technology, which has been in general use for many years in the pharmaceutical industry.

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

Other Revenue

Other revenue consists of revenue received from development, manufacturing and supply chain management services, including clinical product supply, that we provide to Celgene and from extracts and custom reagents that we provide to SutroVax. We recognize revenue when the services or products are provided. We expect other revenue will fluctuate from period to period as a result of the timing of ordering and providing such services and products.

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

We expect our research and development expenses to increase in the future as we advance our product candidates into and through preclinical studies and clinical trials, pursue regulatory approval of our product candidates, expand our pipeline of product candidates and continue to develop our manufacturing facility and capabilities. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

	Year Ended
	December 31,
	2018	2017	2016
Internal costs:
Research and drug discovery	15,541	15,636	17,040
Process and product development	8,537	8,195	8,224
Manufacturing	16,872	19,769	14,496
Clinical development	1,357	843	-
Total internal costs	42,307	44,443	39,760
External Program Costs:
Research and drug discovery	1,001	1,090	1,650
Toxicology and translational science	2,239	3,767	138
Process and product development	1,080	208	158
Manufacturing	4,530	4,198	1,844
Clinical development	3,105	933	-
Total external program costs	11,955	10,196	3,790
Total research and development expenses	$54,262	$54,639	$43,550

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resource, audit, accounting and tax services and allocated facilities-related costs. Personnel costs include salaries, employee benefits and stock-based compensation. We expect to incur additional expenses operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on the Nasdaq Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function to support the anticipated growth of our business.

Interest Income

Interest income consists primarily of interest received on our invested funds.

Interest Expense

Interest expense includes interest incurred on our debt and amortization of debt issuance costs.

Other Income (Expense), Net

Other income (expense), net primarily includes gains and losses from the remeasurement of our liabilities related to our redeemable convertible preferred stock warrants. We adjusted the liability for changes in estimated fair value until the earlier of the exercise of the warrants, expiration of the warrants, or conversion of the redeemable convertible preferred stock warrants upon the completion of our IPO, into common stock warrants. With the completion of our IPO on October 1, 2018, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in-capital and we will no longer record any related periodic fair value adjustments.

Comparison of the Years Ended December 31, 2018 and 2017

	Year ended December 31,		Change
	2018	2017	$	%
	(in thousands)
Revenue:
Collaboration revenue (including amounts from related parties of $13,541 and $44,606 during the years ended December 31, 2018 and 2017, respectively)	$32,387	$51,741	$(19,354)	(37)%
Other revenue (including amounts from related parties of $5,425 during the year ended December 31, 2018)	6,032	-	6,032	*
Total revenue	38,419	51,741	(13,322)	(26)%
Operating expenses:
Research and development	54,262	54,639	(377)	(1)%
General administrative	21,380	16,374	5,006	31%
Total operating expenses	75,642	71,013	4,629	7%
Loss from operations	(37,223)	(19,272)	(17,951)	93%
Interest income	1,616	273	1,343	*
Interest expense	(1,623)	(612)	(1,011)	165%
Other income (expense), net	1,913	(77)	1,990	*
Net loss	$(35,317)	$(19,688)	$(15,629)	79%

*	Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands)
Collaboration revenue:
Celgene Corporation (“Celgene”) (1)
Recognition of up-front payments	$6,567	$16,694	$(10,127)	(61)%
Research and development services	119	660	(541)	(82)%
Milestones and contingent payments	10,000	27,252	(17,252)	(63)%
Total	16,686	44,606	(27,920)	(63)%
Merck Sharp & Dohme Corporation (“Merck”)— related party:
Recognition of up-front payments	6,985	-	6,985	*
Research and development services	1,541	-	1,541	*
Total	8,526	-	8,526	*
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”):
Recognition of up-front payments	4,142	4,120	22	1%
Research and development services	3,033	3,015	18	1%
Total	7,175	7,135	40	1%
Total collaboration revenue	$32,387	$51,741	$(19,354)	(37)%
Other revenue
Celgene Corporation (1):
Development and manufacturing services and clinical product supply	$4,501	$-	$4,501	*
SutroVax—related party:
Supply and other	1,531	-	1,531	*
Total other revenue	$6,032	$-	$6,032	*
Total revenue	$38,419	$51,741	$(13,322)	(26)%

(1)

Includes $5.0 million of collaboration revenue and $3.9 million of other revenue from Celgene as related party revenue. Celgene was a related party through September 30, 2018 as it held more than 10% of our common stock for the periods presented until the closing of our IPO.

*	Percentage not meaningful

Total revenue decreased by $13.2 million, or 26%, during year ended December 31, 2018 compared to the year ended December 31, 2017, due to the decline in collaboration revenue of $19.4 million, offset partially by a $6.0 million increase in other revenue-related parties.

The decline in collaboration revenue was due primarily to a net decrease of $27.9 million in revenues related to lower revenue from the 2017 Celgene Agreement as compared to revenue earned under the 2014 Celgene Agreement. The up-front payment under the 2017 Celgene Agreement, together with the remaining deferred revenue balance of the 2014 Celgene Agreement, are being recognized ratably, commencing in August 2017 and estimated to be completed in September 2020. The decline was partially offset by a $8.5 million increase in research and development services provided to Merck and the recognition of collaboration revenue from the up-front nonrefundable payment of $60.0 million received in 2018. Under the 2018 Merck Agreement, the upfront fee is being recognized as revenue on a proportion of performance basis, using full-time equivalents (FTEs) as the basis of measurement.

Other revenue in 2018 was due primarily to development and clinical manufacturing services and supplies provided to Celgene for $4.5 million and supplies and other revenue related to SutroVax for $1.5 million. There were no such services during the year ended December 31, 2017.

Research and Development Expense

Research and development expense remained flat during the year ended December 31, 2018 compared to the year ended December 31, 2017. Lower overall spending on manufacturing materials of $3.4 million, a $2.7 million impairment cost taken in 2017, and the $0.7 million inclusion of personnel-related costs previously in research and development expense, were offset by a $2.9 million increase in compensation-related expenses due to higher headcount, a $2.2 million increase in external services attributable to clinical trial costs related to STRO-001 and STRO-002, and a $1.4 million increase in consulting services related to supply chain management.

General and Administrative Expense

General and administrative expense increased by $5.0 million, or 31%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was due primarily to increases of $2.6 million in personnel-related expenses, $1.0 million in legal, insurance and audit fees, a $0.4 million fee related to the Merck transaction, $0.2 million of fees paid to a third party in relation to the Celgene milestone payment, and $0.7 million from the inclusion of personnel-related costs previously in research and development expense effective in January 2018.

Interest Income

Interest income increased by $1.3 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, due primarily to a higher cash balance resulting from the proceeds from the May 2018 and July 2018 closings of the Series E financing, the up-front payment of $60.0 million received under the 2018 Merck Agreement, and the combined net proceeds of $84.4 million from the completion of our IPO and the concurrent private placement of common stock to Merck.

Interest Expense

Interest expense increased by $1.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017, due to interest incurred under a loan and security agreement that we entered into with Oxford and SVB in August 2017.

Other Income (Expense), Net

Other income (expense), net changed by $2.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The change was primarily due to a $1.0 million increase in the estimated fair value and conversion of our redeemable convertible preferred stock warrants during the year ended December 31, 2018 upon the completion of our initial public offering, and a $0.9 million increase in connection with the associated income attributable to the arrangement with the Leukemia & Lymphoma Society, Inc.

Comparison of the Years Ended December 31, 2017 and 2016

	Year ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Revenue:
Collaboration revenue	$51,741	$59,731	$(7,990)	(13)%
Total revenue	51,741	59,731	(7,990)	(13)%
Operating expenses:
Research and development	54,639	43,550	11,089	25%
General administrative	16,374	14,817	1,557	11%
Total operating expenses	71,013	58,367	12,646	22%
(Loss) Income from operations	(19,272)	1,364	(20,636)	*
Interest income	273	251	22	9%
Interest expense	(612)	-	(612)	*
Other (expense) income, net	(77)	87	(164)	*
Net (loss) income	$(19,688)	$1,702	$(21,390)	*

*	Percentage not meaningful

Collaboration Revenue

We have recognized revenue from our collaboration agreements as follows during the periods indicated:

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands)
Collaboration revenue:
Celgene Corporation (“Celgene”)—related party:
Recognition of up-front payments	$16,694	$27,730	$(11,036)	(40)%
Research and development services	660	-	660	*
Milestones and contingent payments	27,252	26,271	981	4%
Total	44,606	54,001	(9,395)	(17)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”):
Recognition of up-front payments	4,120	4,120	-	0%
Research and development services	3,015	1,610	1,405	87%
Total	7,135	5,730	1,405	25%
Total collaboration revenue	$51,741	$59,731	$(7,990)	(13)%
Total revenue	$51,741	$59,731	$(7,990)	(13)%

*	Percentage not meaningful

Revenue decreased by $8.0 million, or 13%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was due to the decline in collaboration revenue of $11.0 million recognized from the up-front nonrefundable payment of $83.1 million received in 2014 under the 2014 Celgene Agreement, as the remaining deferred revenue balance, as of the effective date of the 2017 Celgene Agreement, along with the payments under the 2017 Celgene Agreement, are being recognized ratably starting in August 2017 and ending in September 2020. The decrease was partially offset by a $1.0 million increase in revenue recognized from milestones and contingent payments from Celgene and an increase of an aggregate of $2.1 million in research and development services for Celgene and EMD Serono.

Research and Development Expense

Research and development expense increased by $11.1 million, or 25%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was due to an increase of $3.4 million in personnel-related expenses due to headcount growth, an increase of $2.4 million in consulting and other external services, an increase of $1.7 million in facilities-related costs, as a result of increased research and development activities in support of our own product development efforts and those of our collaborators, and a net increase of $0.9 million in preclinical and pharmacology research spending as well as manufacturing supplies and production materials. The increase in research and development expense also reflects an impairment charge of $2.7 million pertaining to certain custom-built manufacturing equipment that failed to meet our acceptance criteria.

General and Administrative Expense

General and administrative expense increased by $1.6 million, or 11%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was due to an increase of $0.5 million in equipment-related expenses and an increase of $0.7 million in personnel-related expenses due to higher headcount. In addition, we incurred an additional $0.4 million related to external investor relations services and professional services fees.

Interest Expense

Interest expense increased by $0.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was due to the interest incurred under a loan and security agreement that we entered into in August 2017. We had no outstanding debt in 2016.

Other Income (Expense), Net

Other income (expense), net changed by $0.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The change was primarily due to the change in estimated fair value of our Series B and Series C redeemable convertible preferred stock warrants.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, except for 2016, and negative cash flows from operations.  Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of December 31, 2018, we had $204.5 million in cash, cash equivalents and marketable securities, and outstanding debt of $14.7 million, which is net of $0.3 million in unamortized debt discount, and an accumulated deficit of $150.3 million.

Funding Requirements

Based upon our current operating plan, we believe that our existing capital resources will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months after the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates into and through clinical development, to develop, acquire or in-license other potential product candidates, pay our obligations and to fund operations for the foreseeable future.

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, marketing and distribution arrangements, or other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay, reduce the scope of or suspend one or more of our pre-clinical and clinical studies, research and development programs or commercialization efforts, and may necessitate us to delay, reduce or terminate planned activities in order to reduce costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

To the extent we raise additional capital through new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$12,683	$(37,073)	$(13,153)
Cash (used in) provided by investing activities	(80,190)	32,602	9,591
Cash provided by financing activities	170,785	14,638	177
Increase in cash and cash equivalents	$103,278	$10,167	$(3,385)

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2018 was $12.7 million. Our net loss of $35.3 million was decreased by non-cash charges of $4.5 million for depreciation and amortization and $2.9 million for stock-based compensation, which were offset partially by the gain of $1.0 million for the change in fair value of our redeemable convertible preferred stock warrant liability and a $0.9 million reduction of the liability attributable to the arrangement with the Leukemia & Lymphoma Society, Inc. Cash provided in operating activities reflected a net increase in operating assets and liabilities of $42.6 million, primarily due to an increase in our deferred revenue balance of $60.0 million from the upfront payment related to the 2018 Merck Agreement, net of $17.7 million recognized in revenue under our collaboration agreements during prior periods, an increase in $0.6 million in other liabilities, of which $0.4 million was contributions received from participants of our employee stock purchase plan and $0.2 million was due to an increase in interest expense related to our loan with Oxford/SVB, an increase in accounts payable of $0.2 million due to timing of payments, and an increase of $2.6 million in accrued bonus compensation due to increased headcount and certain goal achievements. This was offset partially by an increase in accounts receivable of $0.9 million due to higher research and development services revenues from our collaborators, and an increase in $2.2 million in prepaid expenses and other current assets due to payments made to contract research organizations mainly related to STRO-001.

Cash used in operating activities for the year ended December 31, 2017 was $37.1 million. Our net loss of $19.7 million was decreased by non-cash charges of $5.0 million for depreciation and amortization, $2.7 million for an impairment charge on certain equipment, $1.4 million for stock-based compensation and $0.4 million in other non-cash charges. Cash used in operating activities reflected a change in net operating assets of $26.9 million, primarily due to a decrease in our deferred revenue balance of $25.6 million from the recognition of revenue pertaining to payments received from our collaborators Celgene and EMD Serono during prior periods, and an increase in accounts receivable of $1.0 million due to higher research and development services revenues from our collaborators Celgene and EMD Serono.

Cash used in operating activities for the year ended December 31, 2016 was $13.2 million. Our net income of $1.7 million was increased by non-cash charges of $5.7 million for depreciation and amortization, $1.0 million for stock-based compensation and $0.2 million for amortization of premium on marketable securities. Cash used in operating activities reflected a decrease in net operating assets of $21.7 million, primarily due to a decrease in our deferred revenue balance of $23.1 million from the recognition of revenue pertaining to payments received from our collaborators Celgene and EMD Serono during prior periods, an increase in accrued bonus compensation of $1.2 million driven primarily by higher headcount and an increase of $0.9 million in accounts payable due to a higher level of research and development activities.

Cash Flows from Investing Activities

Cash used in investing activities of $80.2 million for the year ended December 31, 2018 was related to purchases of marketable securities of $81.5 million and purchases of property and equipment of $1.6 million, principally for laboratory and manufacturing equipment, offset partially by maturities of marketable securities of $2.8 million.

Cash provided by investing activities of $32.6 million for the year ended December 31, 2017 was related to proceeds from maturities of marketable securities of $34.9 million and sales of marketable securities of $15.2 million, partially offset by purchases of marketable securities of $14.2 million and purchases of property and equipment of $3.3 million, principally for laboratory and manufacturing equipment and leasehold improvements.

Cash provided by investing activities of $9.6 million for the year ended December 31, 2016 was related to proceeds from maturities of marketable securities of $57.8 million and sales of marketable securities of $8.5 million, partially offset by purchases of marketable securities of $52.3 million and purchases of property and equipment of $4.4 million, principally for laboratory and manufacturing equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities of $170.8 million for the year ended December 31, 2018 was primarily related to the proceeds from our sale of Series E redeemable convertible preferred stock, net of issuance costs, of $84.7 million, proceeds of $84.4 million from the issuance of common stock upon our IPO, net of issuance costs, and the concurrent private placement of common stock to Merck, proceeds of $0.4 million related to the exercise of common stock options and preferred stock warrants, proceeds of $1.0 million in connection with a research, development and commercialization agreement, and proceeds of $0.2 million from the payment of a note receivable from a stockholder.

Cash provided by financing activities of $14.6 million for the year ended December 31, 2017 was primarily related to the proceeds from our debt with Oxford and SVB, net of issuance costs, of $14.8 million, partially offset by the payment of $0.3 million in financing costs related to the IPO.

Cash provided by financing activities of $0.2 million for the year ended December 31, 2016 was related to proceeds from the issuances of common stock from the exercise of stock options.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations:
Debt, principal (1)	$5,000	$10,000	$-	$-	$15,000
Debt, interest (2)	983	1,189	-	-	2,172
Operating lease obligations	3,655	6,966	-	-	10,621
Total contractual obligations	$9,638	$18,155	$-	$-	$27,793

(1)

Represents principal payments only. We will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 7 to our audited financial statements included elsewhere in this filing.

(2)	Represents interest expense expected to be incurred on our debt based on obligations outstanding and rates effective at December 31, 2018, including a final one-time payment of $0.6 million.

In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice. These payments are not included in this table of contractual obligations.

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

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this filing, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

We generate revenue from collaboration and license agreements for the development and commercialization of our product candidates. Under our collaboration agreements, we may receive non-refundable upfront payments, funding for research and development services, milestones, other contingent payments and royalties. In assessing the appropriate revenue recognition related to a collaboration agreement, we first determine whether an arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services.

For revenue agreements with multiple-elements, we identify the deliverables included within the agreement and evaluate which deliverables may represent separate units of accounting, based on the achievement of certain criteria, including whether the deliverable has stand-alone value to the collaborator. Upfront payments received in connection with licenses to our technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value, and are recognized as license revenue over the estimated period of performance that is generally consistent with the terms of the research and development obligations contained in the specific collaboration and license agreement. We periodically review our estimated periods of performance based on the progress under each arrangement and account for the impact of any changes in estimated periods of performance on a prospective basis. Typically, access to the intellectual property rights under our collaboration agreements do not have stand-alone value from the other elements within the arrangement. As such, upfront payments are recorded as deferred revenue in the balance sheet and are recognized as collaboration revenue over the estimated period of performance that is consistent with the terms of the research and development obligations contained in the collaboration, or on a proportion of performance basis.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. For multiple-element arrangements, each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items has value to the customer on a stand-alone basis and (ii) for an arrangement that includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in management’s control.

We recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement and (ii) we have completed our performance obligations related to the achievement of the milestone. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Determining whether and when these revenue recognition criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of reported revenue. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that is reported in a particular period.

Under certain collaborative arrangements, we are entitled to payments for certain research and development activities, including providing product and other related materials. Our policy is to account for such payments by our collaboration partners as collaboration revenue.

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers. In August 2015, the FASB issued ASU No. 2015-14 (Topic 606), Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting pronouncements. We continue to assess the impact of the new revenue standard on our financial statements. We will adopt the new standard and its related amendments effective January 1, 2019 using the modified retrospective method.

Research and Development

We record accrued expenses for estimated costs of our research and development activities conducted by third party service providers, which include outsourced research and development expenses, professional services and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in current liabilities in the balance sheets and within research and development expense in the statements of operations.

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.

For outsourced research and development expenses, such as professional fees payable to third parties for preclinical studies, clinical trials and research services and other consulting costs, we estimate the expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical studies, clinical trials and research services on our behalf. We estimate these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards, including the expected term and the price volatility of the underlying stock. These assumptions include:

▪

Expected term—The expected term represents the period that the stock-based awards are expected to be outstanding. We use the “simplified” method to determine the expected life of options granted, which calculates the expected term as the average of the weighted-average vesting term and the contractual term of the option.

▪

Expected volatility—Since we have limited information available on the volatility of our common stock due to its short trading history, the expected volatility is estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

▪

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.

▪	Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis.

Historically, for all periods prior to our IPO, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. In order to determine the fair value of our common stock underlying option grants, given the absence of a public trading market for our common stock, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including timely valuations of our common stock prepared by an independent third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, important developments in our operations, our stage of development, sales of our redeemable convertible preferred stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, the lack of liquidity of our common stock, and the likelihood of achieving a liquidity event, such as an initial public offering or sale.

For each of the valuation dates during the years ended December 31, 2017 and 2016, we applied the Guideline Publicly Traded Company Analysis (Life Science Expected Compound Method) for the valuation of our equity. We were at an early stage of development and future liquidity events were difficult to forecast. We therefore used the option-pricing method, or OPM, to determine the estimated fair value of our common stock. In an OPM framework, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options. For the valuation dates during the nine months ended September 30, 2018, the equity value was allocated using the OPM and the Probability Weighted Expected Return Method, or PWERM, or the hybrid method. The hybrid method applied the PWERM utilizing the probability of going public and the OPM was utilized in the remaining private scenario. The hybrid method was used commencing May 31, 2018 because of a near-term potential IPO scenario, which also factored in the inherent uncertainty associated with being able to complete an IPO.

For stock options granted after the completion of the IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Market on the date of grant is used to determine the exercise price per share of our share-based awards to purchase common stock.

Redeemable Convertible Preferred Stock Warrants

In the past, we have issued freestanding warrants to purchase shares of redeemable convertible preferred stock. We accounted for these warrants as a liability in our financial statements and they were recorded at their estimated fair value, because the warrants may have conditionally obligated us to transfer assets at some point in the future due to redemption provisions that were outside our control.

The fair value of the warrants at the issuance date, at September 30, 2018 (immediately prior to our IPO) and December 31, 2017 was determined using the OPM. The warrants were re-measured at each financial reporting period with any changes in fair value being recognized in other income (expense), net in the statement of operations. We continued to adjust the liability for changes in fair value until the earlier of the expiration of the warrants, exercise of the warrants, or conversion of the redeemable convertible preferred stock warrants into common stock warrants upon the completion of a liquidation event, including the completion of an IPO, which occurred on October 1, 2018. Beginning in the fourth quarter of 2018, there was no longer any warrant-related liability.

Income Taxes

As of December 31, 2018, we had federal net operating loss, or NOL, carryforwards of $114.0 million and federal general business credits from research and development expenses totaling $10.9 million, as well as state NOL carryforwards of $73.4 million and state research and development credits of $9.5 million. If not utilized, the federal NOL carryforwards will expire at various dates beginning in 2032, and the federal credits will expire at various dates beginning in 2023. The state NOL carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Tax Reform Act of 1986, or the Tax Reform Act, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization. We have performed a Section 382 study for the period of June 16, 2003 through December 31, 2018 and concluded that it is more likely than not that we experienced an ownership change on April 9, 2007. This change does not limit our ability to use our existing NOLs within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. We may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. If there is a subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this report for more information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

We had cash, cash equivalents and marketable securities $204.5 million and $22.0 million as of December 31, 2018 and 2017, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in market interest rates would not have a material impact on our financial statements. We do not believe that our cash, cash equivalents or marketable securities have significant risk of default or illiquidity.

As of December 31, 2018 and 2017, we had $14.7 million and $14.6 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar LIBOR plus 6.40% and has a maturity date of August 1, 2021. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 8.	Financial Statements and Supplementary Data

SUTRO BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sutro Biopharma, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, comprehensive (loss) income, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Redwood City, California

March 29, 2019

SUTRO BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$125,298	$22,020
Marketable securities	79,194	-
Accounts receivable, net (including amounts from related parties of $959 and $784 as of December 31, 2018 and 2017, respectively)	2,489	1,624
Prepaid expenses and other current assets	2,965	1,985
Total current assets	209,946	25,629
Property and equipment, net	10,934	13,997
Other non-current assets	2,244	1,128
Restricted cash	15	15
Total assets	$223,139	$40,769
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,061	$2,902
Accrued compensation	6,217	3,639
Deferred revenue—current	21,574	10,709
Debt—current	4,724	14,563
Other current liabilities	847	143
Total current liabilities	36,423	31,956
Deferred revenue, non-current	44,599	13,159
Deferred rent	476	428
Redeemable convertible preferred stock warrant liability	-	1,708
Debt—non-current	10,000	-
Other noncurrent liabilities	102	14
Total liabilities	91,600	47,265
Commitments and Contingencies
Redeemable convertible preferred stock, $0.001 par value — zero and 177,082,393 shares authorized as of December 31, 2018 and 2017, respectively; zero and 173,750,421 shares issued and outstanding as of December 31, 2018 and 2017, respectively; no aggregate liquidation preference as of December 31, 2018	-	102,505
Stockholders’ equity (deficit):
Common stock, $0.001 par value — 300,000,000 and 271,000,000 shares authorized as of December 31, 2018 and 2017, respectively; 22,848,184 and 465,330 shares issued and outstanding as of December 31, 2018 and 2017, respectively	23	-
Preferred stock, $0.001 par value — 10,000,000 and no shares authorized as of December 31, 2018 and 2017, respectively; no shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	-
Note receivable from stockholder	-	(208)
Additional paid-in-capital	281,891	6,218
Accumulated other comprehensive loss	(47)	-
Accumulated deficit	(150,328)	(115,011)
Total stockholders’ equity (deficit)	131,539	(109,001)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$223,139	$40,769

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Collaboration revenue (including amounts from related parties of $13,541, $44,606 and $54,001 during the years ended December 31, 2018, 2017 and 2016, respectively) (1)	$32,387	$51,741	$59,731
Other revenue (including amounts from related parties of $5,425 during the year ended December 31, 2018) (1)	6,032	-	-
Total revenue	38,419	51,741	59,731
Operating expenses
Research and development	54,262	54,639	43,550
General and administrative	21,380	16,374	14,817
Total operating expenses	75,642	71,013	58,367
(Loss) income from operations	(37,223)	(19,272)	1,364
Interest income	1,616	273	251
Interest expense	(1,623)	(612)	-
Other income (expense), net	1,913	(77)	87
Net (loss) income	$(35,317)	$(19,688)	$1,702
Net (loss) income per share, attributable to common stockholders, basic and diluted	$(6.13)	$(43.95)	$-
Weighted-average shares used in computing net (loss) income per share attributable to common stockholders	5,758,875	447,946	407,735

(1)

Includes $5.0 million of collaboration revenue and $3.9 million of other revenue from Celgene as related party revenue. Celgene was a related party through September 30, 2018 as it held more than 10% of our common stock for the periods presented until the closing of our IPO.

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(35,317)	$(19,688)	$1,702
Other comprehensive income (net of tax):
Unrealized (loss) gain on available-for-sale securities	(47)	17	34
Comprehensive (loss) income	$(35,364)	$(19,671)	$1,736

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

Statements of Redeemable Convertible Preferred Stock

and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

					Note		Accumulated
	Redeemable Convertible				Receivable	Additional	Other		Total
	Preferred Stock		Common Stock		from	Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2015	173,750,421	$102,505	416,279	$-	$(200)	$3,378	$(51)	$(97,025)	$(93,898)
Exercise of common stock options for cash	-	-	35,552	-	-	184	-	-	184
Stock-based compensation expense	-	-	-	-	-	968	-	-	968
Vesting of early exercised shares	-	-	-	-	-	116	-	-	116
Interest on note receivable from stockholder	-	-	-	-	(7)	-	-	-	(7)
Net unrealized gain on available-for-sale securities	-	-	-	-	-	-	34	-	34
Net income	-	-	-	-	-	-	-	1,702	1,702
Balances at December 31, 2016	173,750,421	102,505	451,831	-	(207)	4,646	(17)	(95,323)	(90,901)
Exercise of common stock options for cash	-	-	13,499	-	-	95	-	-	95
Stock-based compensation expense	-	-	-	-	-	1,391	-	-	1,391
Vesting of early exercised shares	-	-	-	-	-	86	-	-	86
Interest on note receivable from stockholder	-	-	-	-	(1)	-	-	-	(1)
Net unrealized gain on available-for-sale securities	-	-	-	-	-	-	17	-	17
Net loss	-	-	-	-	-	-	-	(19,688)	(19,688)
Balances at December 31, 2017	173,750,421	102,505	465,330	-	(208)	6,218	-	(115,011)	(109,001)
Issuance of Series C and E redeemable convertible preferred stock, net of issuance costs of $644	319,865,282	84,739	-	-	-	-	-	-	-
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with initial public offering	-	-	-	-	-	734	-	-	734
Conversion of redeemable convertible preferred stock and warrants to common stock in connection with initial public offering	(493,615,703)	(187,244)	16,007,762	16	-	187,228	-	-	187,244
Exercise of preferred stock warrants for cash	-	-	20,700	-	-	268	-	-	268
Exercise of common stock options and common stock warrants for cash	-	-	20,726	-	-	134	-	-	134
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,564	-	-	5,667,000	6	-	74,430	-	-	74,436
Issuance of common stock in connection with private placement	-	-	666,666	1	-	9,999	-	-	10,000
Stock-based compensation expense	-	-	-	-	-	2,872	-	-	2,872
Vesting of early exercised shares	-	-	-	-	-	8	-	-	8
Payment of note receivable by stockholder	-	-	-	-	208	-	-	-	208
Net unrealized loss on available-for- sale securities	-	-	-	-	-	-	(47)	-	(47)
Net loss	-	-	-	-	-	-	-	(35,317)	(35,317)
Balances at December 31, 2018	-	$-	22,848,184	$23	$-	$281,891	$(47)	$(150,328)	$131,539

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net (loss) income	$(35,317)	$(19,688)	$1,702
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,539	4,990	5,662
Amortization of premium (accretion of discount) on marketable securities	(527)	106	168
Stock-based compensation	2,872	1,391	968
Revaluation of redeemable convertible preferred stock warrant liability	(973)	186	(88)
Reduction of the liability attributable to a research, development and commercialization agreement	(854)	-	-
Accretion of debt discount	162	133	-
Other	175	(30)	98
Impairment of long-lived assets	-	2,742	-
Changes in operating assets and liabilities:
Accounts receivable	(865)	(1,047)	(171)
Prepaid expenses and other assets	(2,220)	(354)	(371)
Accounts payable	209	(473)	874
Accrued compensation	2,578	451	1,238
Other liabilities	551	-	(18)
Deferred rent	48	86	(95)
Deferred revenue	42,305	(25,566)	(23,120)
Net cash provided by (used in) operating activities	12,683	(37,073)	(13,153)
Investing activities
Purchases of marketable securities	(81,463)	(14,220)	(52,304)
Maturities of marketable securities	2,750	34,850	57,773
Sales of marketable securities	-	15,208	8,500
Purchases of property and equipment	(1,557)	(3,316)	(4,394)
Proceeds from sale of property and equipment	-	-	16
Proceeds from exercise of options for SutroVax shares	80	80	-
Net cash provided by (used in) investing activities	(80,190)	32,602	9,591
Financing activities
Proceeds from issuance of debt	-	15,000	-
Payment of debt issuance fees	-	(170)	-
Proceeds (interest) from payment of note receivable by stockholder	208	(1)	(7)
Proceeds from issuances of redeemable convertible preferred stock, net of issuance costs	84,739	-	-
Proceeds from issuances of common stock upon initial public offering, net of issuance costs	74,436	-	-
Payment of deferred offering costs	-	(286)	-
Proceeds from issuance of common stock in private placement	10,000	-	-
Proceeds from exercise of preferred stock warrants	268	-	-
Proceeds from exercise of common stock options and common stock warrants	134	95	184
Proceeds from a research, development and commercialization agreement	1,000	-	-
Net cash provided by financing activities	170,785	14,638	177
Net increase (decrease) in cash, cash equivalents and restricted cash	103,278	10,167	(3,385)
Cash, cash equivalents and restricted cash at beginning of year	22,035	11,868	15,253
Cash, cash equivalents and restricted cash at end of year	$125,313	$22,035	$11,868
Supplemental disclosure of cash flow information
Cash paid for interest	$1,275	$479	$-
Supplemental Disclosures of Non-cash Investing and Financing Information
Vesting of early exercised shares	$8	$86	$116
Conversion of redeemable convertible preferred stock and warrants into common stock upon IPO, net of issuance costs	$187,244	$-	$-
Reclassification of redeemable convertible preferred stock warrant liability to equity	$734	$-	$-
Purchase of property and equipment included in accounts payable	$205	$255	$532
Deferred initial public offering costs included in accounts payable	$-	$259	$-

See accompanying notes to financial statements

SUTRO BIOPHARMA, Inc.

Notes to Financial Statements

1.Organization and Principal Activities

Description of Business

Sutro Biopharma, Inc. (the “Company”) is a clinical stage drug discovery, development and manufacturing company focused on leveraging its integrated cell-free protein synthesis and site-specific conjugation platform, XpressCF™, to create a broad variety of optimally designed, next-generation protein therapeutics for cancer and autoimmune disorders. The Company was incorporated on April 21, 2003, and was formerly known as Fundamental Applied Biology, Inc. The Company is headquartered in South San Francisco, California.

The Company operates in one business segment, the development of biopharmaceutical products.

Initial Public Offering

On September 26, 2018, the Company’s registration statements on Form S-1 (File No. 333-227103 and 333-227548) relating to its initial public offering (“IPO”) of its common stock were declared effective by the Securities and Exchange Commission (“SEC”) and the shares of its common stock began trading on the Nasdaq Global Market on September 27, 2018. The public offering price of the shares sold in the IPO was $15.00 per share. The IPO closed on October 1, 2018, pursuant to which the Company sold 5,667,000 shares of common stock, for gross proceeds of approximately $85.0 million.  The Company received net proceeds from the IPO of approximately $74.4 million, after underwriting discounts, commissions and estimated offering expenses. In addition to the shares of common stock sold in the IPO, the Company concurrently sold in a private placement to Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA (“Merck”), 666,666 shares of common stock at the IPO offering price of $15.00 per share, for proceeds of approximately $10.0 million.

Immediately prior to the completion of the IPO on October 1, 2018, all outstanding shares of redeemable convertible preferred stock were converted into 16,028,462 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding. In addition, subsequent to the closing of the IPO, all of the outstanding redeemable convertible preferred stock warrants converted into common stock warrants resulting in the reclassification of the redeemable convertible preferred stock warrant liability to stockholder’s equity at its then fair value.

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

Series E Redeemable Convertible Preferred Stock Split

In July 2018, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 1-for-1.1940912491 split (“Split”) of shares of the Company’s Series E redeemable convertible preferred stock, which was effected on July 26, 2018. The par value and authorized shares of redeemable convertible preferred stock and the other outstanding shares of redeemable convertible preferred stock were not adjusted as a result of the Split. All of the outstanding Series E redeemable convertible preferred shares and per share information included in the accompanying financial statements have been adjusted to reflect the Split and were converted to shares of common stock upon the closing of the Company’s initial public offering on October 1, 2018.

Liquidity

The Company has incurred significant losses, except for the year ended December 31, 2016, and has negative cash flows from operations. As of December 31, 2018, there was an accumulated deficit of $150.3 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of December 31, 2018, the Company had unrestricted cash, cash equivalents and marketable securities of $204.5 million, which is available to fund future operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of December 31, 2018 will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of its financial statements.

In August 2017, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) under which it borrowed $15.0 million (the “August 2017 Loan”) (see Note 7). The August 2017 Loan provides that an event of default will occur if, among other triggers, there occurs any circumstances that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on its ability to perform its obligations under the loan. The Company disclosed in its audited financial statements as of December 31, 2017 that it believed that there was substantial doubt about its ability to continue as a going concern given its continuing operating losses and its then available capital resources, which could have been deemed to be an event of default if such condition was considered to have a material adverse effect on the Company’s business, operations or condition. As a result, the Company classified the entire debt balance as a current liability as of December 31, 2017 given that a determination of such an event of default was outside of the Company’s control.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining research and development periods under multiple element arrangements, stock-based compensation expense, fair value of redeemable convertible preferred stock warrant liabilities (prior to closing of the Company’s IPO), fair value of common stock, (prior to closing of the Company’s IPO), income taxes and certain accrued liabilities. Actual results could differ from such estimates or assumptions.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Cash, Cash Equivalents, Marketable Securities and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as current, while investments with maturities in one year or beyond one year from the balance sheet date are classified as long-term investments. Available-for-sale marketable securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are included in interest income in the Company’s Statement of Operations. There were no material realized gains or losses in the periods presented. The cost of securities sold is based on the specific-identification method.

The Company invests in money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities with high credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities, with the objectives of maintaining safety and liquidity while maximizing yield.

Under certain lease and credit agreements, the Company has pledged cash and cash equivalents as collateral. Restricted cash related to such agreements was $15,000 as of both December 31, 2018 and December 31, 2017.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	December 31,
	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$125,298	$22,020	$11,593
Restricted cash	15	15	275
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$125,313	$22,035	$11,868

Concentrations of Credit Risk

Cash and cash equivalents and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk, to the extent of the amounts recorded on the balance sheets. The Company minimizes the amount of credit exposure by investing cash that is not required for immediate operating needs in money market funds, government obligations and/or commercial paper with short maturities.

The Company regularly reviews the outstanding accounts receivable, including consideration of factors such as the age of the receivable balance. As of December 31, 2018 and 2017, there was no allowance for doubtful accounts deemed necessary. As of December 31, 2018 and 2017, the Company had an accounts receivable balance of $2.5 million and $1.6 million, respectively, attributable to the Company’s collaboration agreements.

Deferred Offering Costs

The Company had deferred offering costs consisting of legal, accounting and other fees and costs directly attributable to the Company’s IPO. The deferred offering costs were offset against the proceeds received upon the completion of the IPO.  As of December 31, 2018, no amounts were deferred. As of December 31, 2017, $0.5 million of deferred offering costs were recorded within other non-current assets on the balance sheet.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are charged to expense as incurred and costs of improvement are capitalized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated, undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The Company did not recognize any impairment charges during the years ended December 31, 2018 and 2016. During the year ended December 31, 2017, the Company recognized within research and development expenses in the statement of operations, an impairment charge of $2.7 million pertaining to manufacturing equipment that had been custom built for the Company, and failed to meet the acceptance criteria; therefore, the Company believed the carrying value may not be recoverable. As of December 31, 2018 and 2017, management believes that no revision to the remaining useful lives or write down of the remaining long-lived assets is required.

Redeemable Convertible Preferred Stock Warrants

The Company accounted for its redeemable convertible preferred stock warrants as a liability, recorded at their estimated fair value, because the warrants may conditionally have obligated the Company to transfer assets at some point in the future. At the end of each reporting period, changes in the estimated fair value during the period were recorded in other income (expense), net in the statement of operations. The Company continued to adjust the liability for changes in estimated fair value until the earlier of the expiration of the warrants, exercise of the warrants, or conversion of the redeemable convertible preferred stock warrants into common stock warrants upon the completion of the Company’s IPO. On October 1, 2018, all redeemable convertible preferred stock warrants were converted into common stock warrants upon the closing of the IPO and will no longer be revalued to fair value.

Leases

The Company enters into lease agreements for its laboratory and office facilities. These leases are classified as operating leases. Rent expense is recognized on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities leases, including allowances to fund leasehold improvements and rent holidays, are recorded as a deferred rent liability and are recognized as reductions to rental expense on a straight-line basis over the remaining term of the lease.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

For revenue agreements with multiple-elements, the Company identifies the deliverables included within the agreement and evaluates which deliverables may represent separate units of accounting, based on the achievement of certain criteria, including whether the deliverable has stand-alone value to the collaborator. Upfront payments received in connection with licenses of our technology rights are deferred if facts and circumstances dictate that the license does not have stand-alone value, and are recognized as license revenue over the estimated period of performance that is generally consistent with the terms of the research and development obligations contained in the specific collaboration and license agreement, or on a proportion of performance basis. The Company periodically reviews the estimated periods of performance based on the progress under each arrangement and accounts for the impact of any changes in estimated periods of performance on a prospective basis.

The Company recognizes revenue from milestone payments when: (i) the milestone event is substantive and its achievability has substantive uncertainty at the inception of the agreement, and (ii) the Company has completed its performance obligations related to the achievement of the milestone. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the Company’s performance subsequent to the inception of the arrangement to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance subsequent to the inception of the arrangement to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

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

Stock-Based Compensation

The Company maintains a stock-based compensation plan as a long-term incentive for employees, consultants, and members of the Company’s Board of Directors. The plan allows for the issuance of restricted stock units, non-statutory and incentive stock options to employees and non-statutory stock options (“NSOs”) to nonemployees. The Company also maintains an employee stock purchase plan.

Share-based payments, including purchases under the Company’s employee stock purchase plan, are measured using fair-value-based measurements and recognized as compensation expense over the service period in which the awards are expected to vest. The Company’s fair-value-based measurements of awards to employees and directors as of the grant date utilize the single-option award-valuation approach, and the Company uses the straight-line method for expense attribution. The fair-value-based measurements of options granted to nonemployees are remeasured at each period end until the options vest and are amortized to expense as earned. The valuation model used for calculating the estimated fair value of stock awards is the Black-Scholes option-pricing model. The Black-Scholes model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, the related risk-free interest rate and the expected dividend.

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

Income Taxes

The Company provides for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

The Company accounts for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes. The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

The Company includes any penalties and interest expense related to income taxes as a component of other income (expense), net and interest expense as necessary.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The Company determined the fair value of financial assets and liabilities using the fair value hierarchy that describes three levels of inputs that may be used to measure fair value, as follows:

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

The carrying amounts of accounts receivable, prepaid expenses, accounts payable, accrued liabilities and accrued compensation and benefits approximate fair value due to the short-term nature of these items.

The fair value of the Company’s outstanding loan (See Note 7) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with market interest rate, which is a Level 2 input. The estimated fair value of the Company’s outstanding loan approximates the carrying amount, as the loan bears a floating rate that approximates the market interest rate.

Net (Loss) Income Per Share Attributable to Common Stockholders

Basic and diluted net (loss) income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers its redeemable convertible preferred stock to be participating securities. The holders of the Company’s redeemable convertible preferred stock are entitled to receive non-cumulative dividends, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a cash dividend is paid on common stock, the holders of redeemable convertible preferred stock are also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the redeemable convertible preferred stock do not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders.

Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive securities would have been anti-dilutive given the net loss of the Company.

Shares of common stock subject to repurchase are excluded from the computation of weighted-average shares as the continued vesting of such shares is contingent upon the holders’ continued service to the Company. For the computation of net (loss) income per share attributable to common stockholders for the years ended December 31, 2018, 2017 and 2016, 0, 9,889 and 26,353 shares subject to repurchase, respectively, were excluded from the computation of net (loss) income per share.

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

The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting pronouncements. All of the Company’s revenue is currently generated from up-front payments, research, development and manufacturing services, supplies of clinical product and other research and development materials, and milestone and contingent payments under its collaboration arrangements.

The Company continues to assess the impact of the new revenue standard on the Company’s financial statements. The Company will adopt the new standard and its related amendments effective January 1, 2019 using the modified retrospective method. Therefore, comparative information will not be adjusted and will continue to be reported under ASC 605 with the impact of the adoption reflected in opening accumulated deficit. The most significant impact of the standard relates to our collaboration agreement with Celgene, primarily regarding the recognition of revenue from milestone payments and the method of revenue recognition for performance obligations that are delivered over time. Under the new standard, milestone payments are included in the transaction price as variable consideration, subject to a constraint, and are allocated to the performance obligations in the contract. Therefore, the milestone payments will be recognized over the performance period rather than when achieved. In addition, legacy guidance permitted straight-line recognition of revenue for performance obligations that are delivered over time. The new standard requires an entity to recognize revenue based on the pattern of transfer of the services.

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

For public business entities, ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities other than public entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-01 will be effective for the Company for the year ended December 31, 2019, and all interim periods thereafter. The Company expects to adopt this standard on January 1, 2019. The Company does not expect the adoption of this amendment will have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases. ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The guidance is effective for nonpublic business entities for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 will be effective for the Company from January 1, 2020. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company expects to elect this transition method at the adoption date of January 1, 2020. The Company is currently evaluating the impact of adopting this guidance on the Company’s financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

In June 2018, the FASB issued ASU 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Some of the areas of simplification apply only to nonpublic entities. For all entities, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted for any entity in any interim or annual period for which financial statements haven’t been issued or made available for issuance, but not before an entity adopts ASC 606. The Company plans to adopt this standard on January 1, 2019.

In November 2018, the FASB issued ASU 2018-18 (Topic 808), Collaborative Arrangements, Clarifying the interaction between Topic 808 and Topic 606. The amendments in ASU 2018-18 provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. For public business entities, the amendments in ASU 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.  An entity may not adopt the amendments earlier than its adoption date of Topic 606. The Company plans to early adopt ASU 2018-18 concurrent with the adoption of Topic 606 and does not expect the adoption to have a material effect on the financial statements.

New Accounting Pronouncements Recently adopted

In August 2016, the FASB issued ASU 2016-15 (Topic 230), Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, that modifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with earlier adoption permitted. ASU 2016-15 was adopted by the Company effective January 1, 2018 on a retrospective basis with the adoption reflected as of January 1, 2016, with no material changes reflected in the Statements of Cash Flows.

3. Fair Value Measurements and Short-Term Investments

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$116,202	$116,202	$-	$-
Commercial paper	26,625	-	26,625	-
Corporate debt securities	11,774	-	11,774	-
Asset-backed securities	16,899	-	16,899	-
U.S. government agency securities	23,896	-	23,896	-
Total	$195,396	$116,202	$79,194	$-

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$6,578	$6,578	$-	$-
Commercial paper	7,689	-	7,689	-
Corporate debt securities	800	-	800	-
U.S. government agency securities	3,893	-	3,893	-
Total	$18,960	$6,578	$12,382	-
Liabilities:
Redeemable convertible preferred stock warrant liability	$1,708	$-	$-	$1,708
Total	$1,708	$-	$-	$1,708

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that are measured at estimated fair value on a recurring basis consist of the redeemable convertible preferred stock warrant liability. Refer to Note 10 for the valuation techniques used to measure fair value and a description of the inputs and the information used to develop the inputs to the valuation models.

Generally, increases or decreases in the fair value of the underlying redeemable convertible preferred stock would result in a directionally similar impact in the fair value measurement of the associated warrant liability. There were no transfers within the hierarchy during the years ended December 31, 2018 and 2017.

Upon closing of the IPO on October 1, 2018, a majority of the outstanding redeemable convertible preferred stock warrants either expired or were converted into common stock warrants, which resulted in the reclassification of the redeemable convertible preferred stock warrant liability to other income and additional paid-in-capital.  The following table sets forth a summary of the changes in the estimated fair value of the Company’s redeemable convertible preferred stock warrant liability:

Redeemable Convertible Preferred Stock Warrant Liability
(in thousands)
Balance as of December 31, 2016	$1,193
Estimated fair value of warrants issued	329
Changes in estimated fair value of warrant liability included in other income (expense), net	186
Balance as of December 31, 2017	1,708
Change in estimated fair value of warrant liability included in other income (expense), net, immediately prior to conversion of redeemable convertible preferred stock warrants to common stock warrants.	(841)
Reclassification of redeemable convertible preferred stock warrant liability to other income upon expiration	(133)
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in-capital due to conversion to common stock warrants upon completion of IPO	(734)
Balance as of December 31, 2018	$-

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$116,202	$-	$-	$116,202
Commercial paper	26,625	-	-	26,625
Corporate debt securities	11,795	-	(21)	11,774
Asset-based securities	16,920	-	(21)	16,899
U.S. government agencies	23,901	-	(5)	23,896
Total	195,443	-	(47)	195,396
Less amounts classified as cash equivalents	(116,202)	-	-	(116,202)
Total marketable securities	$79,241	$-	$(47)	$79,194

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$6,578	$-	$-	$6,578
Commercial paper	7,689	-	-	7,689
Corporate debt securities	800	-	-	800
U.S. government agencies	3,893	-	-	3,893
Total	18,960	-	-	18,960
Less amounts classified as cash equivalents	(18,960)	-	-	(18,960)
Total marketable securities	$-	$-	$-	$-

As of December 31, 2018, some of the Company’s marketable securities were in an unrealized loss position. The Company determined that it does have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2018. All marketable securities with unrealized losses have been in a loss position for less than twelve months or the loss is not material.

All of the Company’s short-term marketable securities have an effective maturity date of less than one year.  No securities have contractual maturities of longer than one year.

5. Collaboration and License Agreements

The Company has recognized revenue from its collaboration and license agreements as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Collaboration revenue:
Celgene Corporation (“Celgene”) (1)
Recognition of up-front payment	$6,567	$16,694	$27,730
Research and development services	119	660	-
Milestones and contingent payments	10,000	27,252	26,271
Total	16,686	44,606	54,001
Merck Sharp & Dohme Corporation (“Merck”)— related party:
Recognition of up-front payment	6,985	-
Research and development services	1,541	-
Total	8,526	-	-
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”):
Recognition of up-front payment	4,142	4,120	4,120
Research and development services	3,033	3,015	1,610
Total	7,175	7,135	5,730
Total collaboration revenue	$32,387	$51,741	$59,731
Other revenue
Celgene Corporation (1):
Development and manufacturing services and clinical product supply	$4,501	$-
SutroVax—related party:
Supply and other	1,531	-
Total other revenue	$6,032	$-	$-
Total revenue	$38,419	$51,741	$59,731
(1)

Includes $5.0 million of collaboration revenue and $3.9 million of other revenue from Celgene as related party revenue. Celgene was a related party through September 30, 2018 as it held more than 10% of our common stock for the periods presented until the closing of our IPO.

2014 Celgene Agreement

In September 2014, the Company signed a Collaboration and License Agreement with Celgene (the “2014 Celgene Agreement”) to discover and develop bispecific antibodies and/or antibody-drug conjugates (“ADCs”), focused primarily on the field of immuno-oncology, using the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF™.

Upon signing the 2014 Celgene Agreement, the Company received an up-front, nonrefundable payment totaling $83.1 million. The Company was recognizing revenues from the up-front payment ratably over an approximate three-year period starting in September 2014 prior to entering into the Amended and Restated Collaboration and License Agreement with Celgene (the “2017 Celgene Agreement”).

In March 2015, the Company received a $15.0 million contingent payment (“March 2015 payment”) from Celgene under the 2014 Celgene Agreement that provided Celgene a right to access certain of the Company’s technology for use in conjunction with certain Celgene intellectual property. In June 2016, the Company received a $25.0 million milestone (“June 2016 payment”) upon completion of certain preclinical activities. The March 2015 and June 2016 payments were being recognized as revenue over the remaining portion of the estimated period of the research term prior to entering into the 2017 Celgene Agreement.  Additionally, in June 2016, the Company earned a $10.0 million substantive milestone for certain manufacturing accomplishments. The entire $10.0 million amount was recognized as revenue when earned, as the Company had completed its performance obligations related to the achievement of the substantive milestone.

2017 Celgene Agreement

In August 2017, the Company entered into the 2017 Celgene Agreement to refocus its 2014 Celgene Agreement on four programs that are advancing through preclinical development, including an ADC program targeting B cell maturation antigen.

Upon signing of the 2017 Celgene Agreement, the Company received an option fee payment of $12.5 million in August 2017 and is entitled to receive a second option fee payment of $12.5 million following the first investigational new drug (“IND”) clearance, if any, for one of the four programs, if Celgene desires to maintain its option to acquire the U.S. rights to develop and commercialize a second collaboration program to reach IND status. If Celgene exercises its option to acquire from the Company U.S. rights to a second collaboration program, it will make an option exercise fee payment to the Company, the amount of which depends on which program reaches IND status. The Company determined that the initial $12.5 million payment should be deferred and recognized over the entire potential period during which Celgene has an option to acquire worldwide rights to a second collaboration program. Consequently, the Company is recognizing revenue from such payment ratably over an approximate three-year period starting in August 2017 and ending in September 2020.  In September 2017, the Company earned a $10.0 million milestone for certain manufacturing accomplishments, which payment was received from Celgene in October 2017.  The entire $10.0 million amount was recognized as revenue when earned, as the Company had completed its performance obligations related to the achievement of the substantive milestone.  In December 2018, the Company earned a $10.0 million milestone for certain manufacturing accomplishments, which payment was received from Celgene in the same month. The entire $10.0 million amount was recognized as revenue when earned, as the Company had completed its performance obligations related to the achievement of the substantive milestone.

The Company evaluated the terms of the 2017 Celgene Agreement, relative to the 2014 Celgene Agreement, and determined the 2017 Celgene Agreement to be a material modification to the 2014 Celgene Agreement for financial reporting purposes. As a result, the Company determined that the remaining deferred revenue balance of $8.2 million as of the date of entering into the 2017 Celgene Agreement, related to certain Celgene payments to the Company under the 2014 Celgene Agreement, will also be recognized ratably over an approximate three-year period starting in August 2017 and ending in September 2020 (the “Celgene Agreements”). The Company has received and will be eligible to receive financial support for research and development services assigned to the Company by Celgene, based on an agreed-upon level of full-time equivalent personnel effort and related reimbursement rate, which will be recognized as revenue as the related reimbursable activities approved by Celgene and the Company are performed by the Company.

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

As of December 31, 2018 and 2017, there was $11.4 million and $18.0 million, respectively, of deferred revenue related to payments received by the Company under the Celgene Agreements.

As of December 31, 2018 and 2017, the Company had $0.6 million and $0.8 million, respectively, of receivables from Celgene related to the Celgene Agreements, which are included in accounts receivable on the balance sheet.

2018 Celgene Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 Celgene Master Services Agreement”) with Celgene, wherein Celgene requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply. The consideration for the services is based on an agreed-upon level of full-time equivalent personnel effort and related reimbursement rate in addition to agreed-upon pricing for the clinical product supply.

For the year ended December 31, 2018, the Company earned $4.5 million in other revenue under the Master Services Agreement.

2018 Merck Agreement – Related Party

In July 2018, the Company entered into an Exclusive Patent License and Research Collaboration Agreement (the “2018 Merck Agreement”) with Merck, a related party of the Company, to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders.

Under the 2018 Merck Agreement, the Company received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to the Company’s technology and the identification of the preclinical research and development of two target programs, with an option for Merck to engage the Company to continue these activities for a third program upon the payment of an additional amount. The Company identified multiple deliverables under the 2018 Merck Agreement, which include access to certain intellectual property rights, performance of research and development services, and joint project team participation, and the value of the arrangement was allocated amongst the units of accounting using the Company’s best estimate of selling price (BESP) of the associated deliverables. The BESP of the deliverables was developed using an estimate of the costs to provide access to the technology and personnel as described in the agreement and developed with reference to the workplans created by the parties and the associated profit margin developed by management.  The Company allocated $4.4 million of the upfront payment received to the contingent third program, with such allocation representing the estimated significant incremental discount associated with the contingent deliverable.  Recognition of the $4.4 million as revenue will begin upon commencement of the third program. The remaining $55.6 million of the upfront payment received was allocated to each of the units of accounting proportionately, based on BESP. The allocated revenue pertaining to the research and development services is being recognized on a proportion of performance basis, using the number of full-time equivalent (FTE) personnel effort as the basis of measurement, with such performance expected to occur over each program estimated duration of approximately three years.  The allocated amount pertaining to the intellectual property rights and joint project team participation is being recognized over the total estimated term of the 2018 Merck Agreement. For the year ended December 31, 2018, the Company recognized $7.0 million of revenue associated with the upfront payment received. Additionally, the Company recognized revenue of approximately $1.5 million for FTE funding provided by Merck.

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

Merck may terminate the 2018 Merck Agreement at any time with 60 days’ prior written notice. Either the Company or Merck has the right to terminate the 2018 Merck Agreement based on the other party’s uncured material breach or bankruptcy.

As of December 31, 2018, there was $53.0 million of deferred revenue related to the upfront payment received by the Company under the 2018 Merck Agreement.  As of December 31, 2018, the Company had a $0.9 million receivable from Merck related to the 2018 Merck Agreement, which is included in accounts receivable on the balance sheet.

During 2018, Merck purchased 74,794,315 shares of the Company’s Series E redeemable convertible preferred stock at a price per share of $0.2674, resulting in gross proceeds of $20.0 million in July 2018.  In a private placement concurrent with the Company’s IPO, which was completed on October 1, 2018, Merck purchased 666,666 shares of common stock at a price per share of $15.00, resulting in proceeds of approximately $10.0 million.  As a result of the investments in the Company’s equity, Merck is a related party.

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

The Company identified multiple deliverables under the MDA Agreement, which include access to certain intellectual property rights, performance of research and development services, and joint project team participation. The Company considered the provisions of the multiple-element arrangement guidance in determining whether access to the intellectual property rights under the arrangement has stand-alone value. Based on the Company’s expertise in applying its proprietary technology, it concluded that there is no stand-alone value of the intellectual property rights accessed by EMD Serono. Consequently, the Company determined that the identified deliverables comprise a single unit of accounting, and the up-front cash payments will be deferred and recognized over the relevant estimated period during which the Company has significant obligations to perform research and development services and participate in joint project team activities for EMD Serono. Consequently, the Company is recognizing revenues from the up-front payments ratably over an estimated five-year period starting in June 2014. Revenue for research and development services under the MDA Agreement will be recognized as revenue as the related reimbursable activities approved by EMD Serono and the Company are performed by the Company.

The Company is eligible to receive up to $52.5 million for each product developed under the MDA Agreement, primarily from pre-commercial contingent payments. In addition, the Company is eligible to receive tiered royalties ranging from low-to-mid single digit percentages, along with certain additional one-time royalties, on worldwide sales of any commercial products that may result from the MDA Agreement. The MDA Agreement term expires on a product-by-product and country-by-country basis upon the later of the expiration of the patents covering products licensed under the MDA Agreement or ten years after the first commercial sale of a product covered under the MDA Agreement. Upon expiration, EMD Serono will have a fully paid-up, royalty-free, perpetual, and irrevocable non-exclusive license, with the right to grant sublicenses, under certain Company intellectual property rights.

EMD Serono may terminate the MDA Agreement at any time with 90 days’ prior written notice or upon the inability of the Company to provide EMD Serono access to a specified number of cancer drug targets. Either the Company or EMD Serono has the right to terminate the MDA Agreement based on the other party’s uncured material breach or bankruptcy.

As of December 31, 2018 and 2017, there was $1.7 million and $5.9 million, respectively, of deferred revenue related to the upfront payments received by the Company under the MDA Agreement. As of December 31, 2018 and 2017, the Company had $0.9 million and $0.8 million, respectively, of receivables from EMD Serono related to the MDA Agreement, which are included in accounts receivable on the balance sheet.

SutroVax, Inc. Supply Agreement – Related Party

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with SutroVax, Inc., (“SutroVax”), wherein SutroVax engaged the Company to supply extracts and custom reagents, as requested by SutroVax. The pricing is based on an agreed upon cost plus arrangement. For the year ended December 31, 2018, the Company recognized $1.5 million in other revenue-related parties under the Supply Agreement. As of December 31, 2018, the Company had a $49,000 receivable from SutroVax related to the Supply Agreement, which is included in accounts receivable on the balance sheet.

The Leukemia & Lymphoma Society, Inc.

In August 2018, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with The Leukemia & Lymphoma Society (“LLS”), under which LLS has agreed to contribute up to $6.0 million in clinical development funding for STRO-001, the Company’s CD74-targeting ADC to treat relapsed and/or refractory multiple myeloma and non-Hodgkin lymphoma. The funding will be provided in installments based upon the achievement of funding milestones, with any excess funding above actual expenditures refundable to LLS. The initial payment of $0.5 million was received by the Company upon execution of the LLS Agreement. As of December 31, 2018, the Company had received total payments from LLS of $1.0 million, of which $0.9 million was reflected as an offset against other income (expense) and the remaining $0.1 million was recorded in other current liabilities. In consideration for the funding to the Company under the LLS Agreement, the Company may be required in the future to make payments to LLS, contingent upon reaching certain pre-specified late-stage clinical development, regulatory and commercialization milestones and should the Company enter into certain transactions relating to STRO-001 with a third party, which payments in aggregate could total up to a maximum $19.5 million, assuming receipt by the Company from LLS of the entire $6.0 million in clinical development funding for STRO-001. As of December 31, 2018, no events have occurred that would require such payments to LLS. The LLS Agreement terminates upon the earlier of (a) fulfillment of all payment obligations by both parties or (b) 12 years after the effective date.  LLS may terminate the LLS Agreement at any time with 60 days’ prior written notice. Either the Company or LLS has the right to terminate the LLS Agreement based on the other party’s uncured material breach.

The Company concluded that the contingent payments were an embedded derivative and recorded a related liability of approximately $0.1 million as part of other noncurrent liabilities as of December 31, 2018, with the corresponding amount recorded in the statement of operations as other income (expense), net. The value of the embedded derivative was estimated based on the probability-adjusted and discounted value of future payments.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2018	2017
	(in thousands)
Computer equipment and software	$1,484	$1,372
Furniture and office equipment	492	492
Laboratory equipment	22,464	21,375
Leasehold improvements	15,790	15,772
Total	40,230	39,011
Less accumulated depreciation and amortization	(29,296)	(25,014)
Total property and equipment, net	$10,934	$13,997

7. Loan and Security Agreement

In August 2017, the Company entered into a loan and security agreement with Oxford and SVB under which it borrowed $15.0 million (the “August 2017 Loan”). The loan is due in 30 monthly installments from March 2019 through its repayment in August 2021, with interest-only monthly payments until March 2019. If certain qualified funding events occur, the loan will be due in 24 monthly installments from September 2019 through its repayment in August 2021, with interest-only payments until September 2019.  While the aforementioned qualified funding events occurred during the year ended December 31, 2018, the Company commenced monthly principal and interest installment payments in March 2019.

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

As discussed in Note 1, the Company disclosed in its audited financial statements as of December 31, 2017 there was substantial doubt about the Company’s ability to continue as a going concern given its continuing operating losses and its then available capital resources, which could be deemed to be an event of default if such condition was considered to have a material adverse effect on the Company’s business, operations or condition. As a result, the Company classified the entire debt balance as a current liability as of December 31, 2017, given that a determination of such an event of default is outside of the Company’s control. As of December 31, 2018, the Company has classified $4.7 million of the outstanding debt balance as current and $10.0 million as non-current, which reflects the scheduled repayment terms under the August 2017 Loan.

The interest charges on the loan are based on a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus 6.40%. For the year ended December 31, 2018, the average interest rate was 8.39%. In addition, the Company will make a final payment equal to 3.83% of the original principal amount of the loan, or $0.6 million, which will be accrued over the term of the loan using the effective-interest method.  As of December 31, 2018, total interest expense accrued was $0.3 million.

In connection with the August 2017 Loan, the Company issued to Oxford and SVB a warrant to purchase 454,820 shares and 227,410 shares, respectively, of Series D-2 redeemable convertible preferred stock at an exercise price of $0.6596 per share (the “2017 Warrant”). If there was a subsequent convertible preferred stock or other senior equity securities financing with a per share price less than the Series D-2 redeemable convertible preferred per share price, then the warrant would instead be to purchase such class of shares, based on the per share price of such. In May and July 2018, the Company raised a total of $85.4 million in funding through the sale and issuance of 319,305,718 shares of Series E redeemable convertible preferred stock at $0.2674 per share. Given that the price per share of the Series E redeemable convertible preferred stock was less than the Series D-2 redeemable convertible preferred per share price, the 2017 Warrant converted into a warrant to purchase a total of 1,682,871 shares of Series E redeemable convertible preferred stock at an exercise price of $0.2674 per share. Upon the closing of the Company’s IPO on October 1, 2018, all Series E redeemable convertible preferred stock warrants were converted on a 1-for-0.0275 basis to 46,359 shares of warrants to purchase common stock . The warrants were exercisable from the date of issuance and have a 10-year term. As of December 31, 2018, no warrant was exercised. The estimated fair value upon issuance of the 2017 Warrant based on Series D-2 redeemable convertible preferred stock was $0.3 million, which was recorded as redeemable convertible preferred stock warrant liability. The fair value of the warrant at the date of issuance was determined using an Option Pricing Method and was recorded as a redeemable convertible preferred stock warrant liability with an offset to debt discount on the associated borrowings on the Company’s balance sheet. The debt discount is being amortized to interest expense over the repayment period of the loan using the effective-interest method.

During the years ended December 31, 2018 and 2017, the Company recorded interest expense related to this loan of $1.6 million and $0.6 million, respectively. During the years ended December 31, 2018 and 2017, the Company recorded accretion of debt discount of $0.2 million and $0.1 million, respectively.

As of December 31, 2018, the Company’s scheduled future principal payments for the loan are as follows:

Amount
(in thousands)
Year ending December 31, 2019	$5,000
Year ending December 31, 2020	6,000
Year ending December 31, 2021	4,000
Total future maturities	15,000
Less unamortized debt discount as of December 31, 2018	(276)
Ending debt balance as of December 31, 2018	$14,724

8. Commitments and Contingencies

Operating Lease

The Company leases its South San Francisco facility under an operating lease. The landlord provided the Company with an Extended Term Tenant Work Allowance of $0.9 million related to tenant improvements under the lease amendment entered in May 2012. The allowance was repaid through November 2016, in the form of an increased base rent amount. In May 2016, the Company exercised an option to extend the lease term of its South San Francisco facility, with fixed rental payments from December 2016 through November 2021. Under the amended lease agreement, the Company has an option to extend the lease term through November 2026. Additionally, the landlord provided the Company with a tenant improvement allowance of $0.2 million through December 1, 2017, which the Company has not accessed. If the Company elected to access the tenant improvement allowance, the related amount would be repaid through November 2021, in the form of an increased monthly base rent amount.

In May 2011, the Company entered into a lease agreement for a facility in San Carlos, California, which in August 2012 was amended to include an adjoining space in the same building, with fixed rental payments through July 31, 2016. In December 2014, the lease term was extended through July 2021. Under the lease agreement, the Company has two three-year options to extend the lease term, potentially through July 2027.

In August 2013, the Company entered into an agreement to sublease a second facility in South San Francisco, California, with fixed rental payments through March 2017. In May 2016, the Company entered into an agreement for a lease on the second facility in South San Francisco, with fixed rental payments from May 2017 through November 2021, following the end of the sublease term for the same facility. Under the lease agreement, the Company has an option to extend the lease term through November 2026.

In March 2015, the Company entered into an agreement to lease a second facility in San Carlos, California, with fixed rental payments through June 2021. Under the lease agreement, the Company has two three-year options to extend the lease term, potentially through June 2027.

As of December 31, 2018, the Company’s future minimum payments under the noncancelable operating leases for the facilities are as follows:

Year Ending December 31,	Amount
(in thousands)
2019	$3,655
2020	3,771
2021	3,195
Total future minimum lease payments	$10,621

Rent expense was $3.6 million, $3.2 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Indemnification

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheets, statements of operations, or statements of cash flows. The Company currently has directors’ and officers’ insurance.

9. Related-Party Transactions

Upon the Company’s IPO, Celgene’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting October 1, 2018, the Company ceased to reflect balances and transactions associated with Celgene as a related party in its financial statements. As of December 31, 2017, Celgene owned 15.4% of the Company’s outstanding equity interest. Transactions with Celgene, as of December 31, 2018 and 2017, respectively, are described in Note 5.

Related party transactions with Merck, which owned 11.9% and 0% of the Company’s outstanding equity interest as of December 31, 2018 and 2017, respectively, are described in Note 5.

Three directors of the Company have performed consulting services for the Company, which consulting services were terminated prior to the Company’s IPO in September 2018.

Subsequent to his appointment to the Company’s Board of Directors, the Company paid to one of the directors $40,000, $60,000 and $60,000 during the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, such director was granted options to purchase 9,805 shares of the Company’s common stock from 2009 to 2015, at the then-current fair values of the common stock ranging from $4.36 to $11.98 per share, related to his consulting services, which vest ratably over four years. As of December 31, 2018, all of such shares were vested.

There were $0.2 million, $0.5 million and $0.7 million in transaction advisory fees during the years ended December 31, 2018, 2017 and 2016, respectively, earned and subsequently paid to a firm of which such director is a managing executive, related to the Celgene agreements. Additional payments, based on a single digit percentage of any future payments, will be made to such transaction advisory firm upon receipt of future payments under the 2017 Celgene Agreement (see Note 5).

In June 2018, the Company made an addendum to the consulting agreement with such director, pursuant to which the Company agreed to pay such director a one-time success fee of $0.4 million within 30 days of the execution of a definitive collaboration agreement with a third-party pharmaceutical company. Following the execution of the 2018 Merck Agreement in July 2018, the Company paid such director $0.4 million. The Company terminated the consulting agreement and side letter with such director prior to the Company’s IPO in September 2018.

The Company paid to the second director $20,000, $30,000 and $30,000 during the years ended December 31, 2018, 2017 and 2016, respectively.  Additionally, such director was granted an option to purchase 3,269 shares of the Company’s common stock in September 2015 at the then-current fair value of the common stock, related to his consulting services, which vest ratably over four years.

The Company paid to the third director $20,000, $25,000 and $0 during the years ended December 31, 2018, 2017 and 2016, respectively.

On August 30, 2010, the Company received a promissory note with recourse from its chief executive officer, which was used to purchase common stock. The principal amount of the note was approximately $0.2 million, which accrued interest at 0.53%, compounding semiannually. The note could have been prepaid without penalty and was due on August 30, 2019. As of December 31, 2017, the outstanding balance was $0.2 million and the note and related interest receivable were recorded as a component of stockholders’ deficit. The promissory note, including accrued interest, was paid in full by the chief executive officer in August 2018.

Investment in SutroVax, Inc. (“SutroVax”)

In December 2013, the Company and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for a new company, SutroVax. SutroVax leverages the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF™, to develop novel vaccines for a broad range of disease targets. The Company had $49,000 and $34,000 in receivables due from SutroVax as of December 31, 2018 and 2017, respectively, which were included in accounts receivable on the condensed balance sheet.

As of December 31, 2018 and 2017, the Company held a 5.6% and 7.8% common stock ownership interest in SutroVax, respectively, on a fully-diluted basis, with a carrying value of $0. The Company’s investment in SutroVax was accounted for under the cost method as of both December 31, 2018 and 2017.

SutroVax qualifies as a variable interest entity. However, the Company maintains only shared power to direct the activities that most significantly impact the performance of SutroVax. Therefore, the Company is not considered the primary beneficiary and consolidation is not required.

See Note 5, SutroVax, Inc. Supply Agreement for discussion of the supply arrangement entered into with SutroVax in May 2018 and related revenue recognized for the year ended December 31, 2018.

In May 2018, the Company entered into amendments to the license agreement with SutroVax, which primarily clarified, under certain limited future circumstances SutroVax’s ability to manufacture extract pursuant to the license agreement. The Company received a warrant for the purchase of 100,000 shares of SutroVax preferred stock which was valued at $0.1 million. The value of the warrants received has been recognized as other revenue-related parties during the year ended December 31, 2018 as there are no remaining deliverables under the license agreement.

10. Stockholders’ Equity (Deficit)

Redeemable Convertible Preferred Stock

In May, June and July 2018, the Company raised an aggregate total of $85.4 million in funding through the sale and issuance of 319,305,718 shares of Series E redeemable convertible preferred stock at $0.2674 per share.

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

In connection with the completion of the Company’s IPO in October 2018, all outstanding shares of Series A, Series B, Series C, Series C-2, Series D, Series D-2 and Series E were converted into 16,028,462 shares of common stock. As such, no redeemable convertible preferred stock shares were outstanding as of December 31, 2018.

Warrants

During the period from 2008 to 2012, the Company issued various warrants for the purchase of redeemable convertible preferred stock in connection with debt financings and the issuance of redeemable convertible preferred stock.

In August 2017, the Company issued warrants to Oxford and SVB to purchase an aggregate of 682,230 shares of Series D-2 redeemable convertible preferred stock at an exercise price of $0.6596 per share in connection with the issuance of August 2017 Loan (see Note 7). If there was a subsequent convertible preferred stock or other senior equity securities financing with a per share price less than the Series D-2 redeemable convertible preferred per share price, then the warrant would automatically convert to a warrant to purchase such class of shares, based on the per share price of such equity. Given that the price per share of the Series E redeemable convertible preferred stock described above was less than the price per share of the Series D-2 redeemable convertible preferred stock, the 2017 Warrant converted into a warrant to purchase a total of 1,682,871 shares of Series E redeemable convertible preferred stock at an exercise price of $0.2674 per share. The warrant is exercisable from the original date of issuance and has a 10-year term.

The Company adjusted the warrant liability for changes in fair value until the completion of its IPO on October 1, 2018, at which time certain convertible preferred stock warrants were converted into warrants for the purchase of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital and others expired.  On October 1, 2018, 1,232,220 shares of the Series C redeemable convertible preferred warrants were canceled, and the remaining 687,928 shares were converted to warrants to purchase common stock on a 1-for-0.0370 basis. All Series E redeemable convertible preferred warrants were converted to warrants to purchase common stock on a 1-for-0.0275 basis.

As of December 31, 2018 and 2017, the warrants related to redeemable convertible preferred stock outstanding and exercisable and their estimated fair value were as follows:

		Exercise Price Per Share	Shares as of December 31,		Estimated Fair Value as of December 31,
Stock	Expiration Date	2018	2018	2017	2018	2017
	(in thousands except for share and per share amounts)
Series B redeemable convertible preferred	June 2018	$-	-	170,030	$-	$116
Series C redeemable convertible preferred	September 2018	-	-	2,479,712	-	1,263
Series D-2 redeemable convertible preferred	September 2018	-	-	682,230	-	329
Series E redeemable convertible preferred	September 2018	-		-	-	-
Total			-	3,331,972	$-	$1,708

Upon the completion of IPO on October 1, 2018, a majority of the redeemable convertible preferred stock warrants were converted into 71,813 shares of common stock warrants and were no longer revalued to fair value. As of September 30, 2018 and years ended December 31, 2017 and 2016, the warrants were valued using the Option Pricing Method and were estimated using the following assumptions:

	Nine months Ended	Year Ended December 31,
	September 30, 2018	2017	2016
Average expected life (in years)	3.1-8.8	2.5	2.5
Expected volatility	62.42%-71.21%	85.3%	84.7%
Risk-free interest rate	2.88%-3.40%	1.55%	0.83%
Expected dividend	-	-	-

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

As of December 31, 2018, the Company had reserved common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2018	2017
Redeemable convertible preferred stock	-	5,063,404
Common stock options issued and outstanding	3,111,718	835,320
Common stock award issued and outstanding	311,240	-
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	2,525,610	91,149
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	230,000	-
Warrants to purchase redeemable convertible preferred stock	-	93,527
Warrant to purchase common stock	71,813	1,099
Total	6,250,381	6,084,499

Preferred Stock

Effective October 30, 2018, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of December 31, 2018.

11. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company has initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2018, the Company had 2,525,610 shares available for grant under the 2018 Plan.

The following table summarizes option activities under the Company’s 2004 Plan and 2018 Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2016	796,907	$10.05	7.61	$2,685
Granted	62,392	$13.10
Exercised	(13,499)	$7.06
Canceled	(10,480)	$12.46
Balances at December 31, 2017	835,320	$10.31	6.84	$3,813
Granted	2,312,821	$14.85
Exercised	(20,009)	$6.53
Canceled	(16,414)	$14.49
Balances at December 31, 2018	3,111,718	$13.74	8.76	$1,088
Exercisable at December 31, 2018	896,818	$10.99	6.44	$1,088
Vested and expected to vest at December 31, 2018	896,818	$10.99	6.44	$1,088

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2018 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2018.   For the years ended December 31, 2018, 2017 and 2016, the aggregate intrinsic value of stock options exercised was $0.2 million, $0.1 million and 0.3 million, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense under the Plan, the fair-value-based measurement of our share-based payments were estimated as of the date of grant using the Black-Scholes option pricing model with assumptions as follows:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.3-6.1	5.5-6.1	5.7-6.1
Expected volatility	54.57%-62.38%	56.52%-58.55%	58.00%-59.00%
Risk-free interest rate	2.67%-3.11%	1.89%-2.18%	1.24%-2.09%
Expected dividend	-	-	-

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company used the “simplified” method to determine the expected term of options granted, which calculates the expected terms as the average of the weighted-average vesting term and the contractual term of the option.

Expected Volatility—Since the Company has limited information available on the volatility of its common stock due to its short trading history, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.

Expected Dividend—The Company has never paid dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the years ended December 31, 2018, 2017 and 2016 was $9.48, $7.26 and $7.62 per share, respectively. The total fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $1.6 million and $0.9 million, respectively.

Restricted Stock Units

In September 2018, the Company granted 312,400 shares of restricted common stock, or RSUs, to certain employees. These restricted shares will become fully vested over three years in September 2021.  As December 31, 2018, no RSUs had vested.

A summary of the status and activity of non-vested RSUs at December 31, 2018 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31,2017	-	-
Granted	312,400	$15.20
Canceled	(1,160)	$15.20
Non-vested December 31,2018	311,240	$15.20

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, the day that the Form S-1 related to the IPO was declared effective, in order to enable eligible employees to purchase shares of the Company’s common stock.  The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each of the first ten calendar years after the effective date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors. The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.  The initial ESPP purchase date by the Company’s eligible employees was March 15, 2019.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the year ended December 31, 2018, the fair value of ESPP shares was estimated using the following assumptions:

Year Ended December 31,
2018
Expected term (in years)	0.5
Expected volatility	55.28%
Risk-free interest rate	2.37%
Expected dividend	-

As of December 31, 2018, no purchase has been made and 230,000 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

For the year ended December 31, 2018, the Company recorded $2.4 million stock-based compensation expense related to the stock options granted under the Company’s Equity Incentive Plans, $0.4 million of stock-based compensation expense related to the RSUs and $0.1 million stock-based compensation expense related to the ESPP. As of December 31, 2018, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $18.2 million and $3.9 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.5 years and 2.5 years, respectively. As of December 31, 2018, unrecognized stock-based compensation expense related to the ESPP was $0.1 million.

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$619	$119	$104
General and administrative	2,253	1,272	864
Total	$2,872	$1,391	$968

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the years ended December 31, 2018, 2017 and 2016 was immaterial.

2017 Call Option Plan

In February 2017, the Company adopted a 2017 Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of SutroVax, an unconsolidated investee of the Company (see Note 9). The Company has reserved 450,000 shares of SutroVax common stock as of December 31, 2018 for issuance under the program. The call options vest 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date.

Using the Black-Scholes option pricing model, the call options are measured at fair value on the grant date and at each reporting period prior to their vesting, with cost recognized over the requisite service period as compensation cost. Any changes in the fair value subsequent to the vesting date are recognized in other income (expense), net in the statement of operations. Call options covering 420,000 shares have been granted with an exercise price of $0.76 per share, 210,000 of such options had vested and were exercised and 210,000 were outstanding and unvested, as of December 31, 2018 and 105,000 of such options had vested and were exercised and 315,000 of such options were outstanding and unvested, as of December 31, 2017

The amounts recognized as compensation expense related to the 2017 Call Option Plan were $65,000, and $79,000 for the year ended December 31, 2018 and 2017, respectively.

The amounts recognized as other income (expense) related to the 2017 Call Option Plan were $133,000 and $109,000 for the year ended December 31, 2018 and 2017, respectively.

12. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2018 and 2017. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.0%	34.0%	34.0%
State tax	-	-	-
Change in valuation allowance	(32.7)	20.8	53.0
Tax credits	7.5	3.8	(21.6)
Stock compensation	(0.5)	-	-
Remeasurement of federal tax rate change	-	(63.4)	-
Other	4.7	4.8	(65.4)
Total	0.0%	0.0%	0.0%

The components of the Company’s deferred tax assets consist of the following:

	December 31
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$29,296	$23,820
Research and development credits	15,680	11,244
Deferred revenue	3,027	3,004
Accruals and other	2,342	1,103
Fixed asset basis	363	-
Total deferred tax assets	50,708	39,171
Valuation allowance	(50,708)	(39,135)
Net deferred tax assets	-	36
Deferred tax liability	-	(36)
Net deferred tax assets	$-	$-

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the recognition of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the year ended December 31, 2018, the net increase in the valuation allowance was $11.6 million, and for the year ended December 31, 2017, the net decrease in the valuation allowance was $4.0 million.

As of December 31, 2018, the Company had federal net operating loss carryforwards of $114.0 million and federal general business credits from research and development expenses totaling $10.9 million, as well as state net operating loss carryforwards of $73.4 million and state research and development credits of $9.5 million.

The federal net operating loss carryforwards will expire at various dates beginning in 2032, and the federal credits will expire at various dates beginning in 2023, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Under the Tax Reform Act, the amount of benefit from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year testing period. Such limitations may result in limitations upon the Company’s ability to utilize the losses in future periods. The Company has performed a Section 382 study for the period of June 16, 2003 through December 31, 2018, and concluded that it is more likely than not that the Company experienced an ownership change on April 9, 2007. This change does not limit the Company’s ability to use its existing net operating losses within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. However, if there is subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2018 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $2.8 million, $2.3 million and $1.6 million as of December 31, 2018, 2017 and 2016, respectively. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company believes that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

The Company has elected to recognize, if incurred, interest and penalties related to liabilities for uncertain tax positions as a part of income tax expense. No such interest and penalties have been incurred to date.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31
	2018	2017	2016
	(in thousands)
Gross unrecognized tax benefit at January 1	$2,305	$1,635	$1,205
Additions for tax positions taken in the current year	741	670	430
Reductions for tax positions of prior years	(251)	-	-
Gross unrecognized tax benefit at December 31	$2,795	$2,305	$1,635

Impact of The Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. The Tax Act also contains a number of provisions, many of which differ significantly from those contained in previous U.S. tax law. The Company accounts for changes in tax law in accordance with ASC 740 which requires companies to recognize the effect of such changes in the period of enactment. However, on December 22, 2017, the Securities Exchange Committee staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allowed companies to record provisional amounts during a measurement period that was similar to the measurement period used when accounting for business combinations. Accordingly, the Company adjusted its deferred taxes and related valuation allowances on a provisional basis to reflect the reduction in U.S. federal corporate tax rate from 35% to 21%, based on current understanding of the new law. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing the Company’s deferred tax assets by $12.3 million with a corresponding reduction in its valuation allowance, which had no effect on the Company’s effective tax rate.  As of December 31, 2018, the Company has completed its analysis of the income tax effects of the Tax Act and there was no material impact to the Company’s financial statements when the analysis was complete.

13. Net (Loss) Income Per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to common stockholders.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share amounts)
Numerator:
Net (loss) income	$(35,317)	$(19,688)	$1,702
Noncumulative dividends on redeemable convertible preferred stock	-	-	(1,702)
Net loss attributable to common stockholders, basic and diluted	$(35,317)	$(19,688)	$-
Denominator:
Shares used in computing net loss per share attributable to common stockholders, basic and diluted	5,758,875	447,946	407,735
Net loss per share, attributable to common stockholders, basic and diluted	$(6.13)	$(43.95)	$-

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the year ended December 31, 2016 as net income attributable to common stock holders was nil, and for the years ended December 31, 2018 and 2017 because including them would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
Redeemable convertible preferred stock	-	5,063,404	5,063,404
Common stock options and award issued and outstanding	3,422,958	835,320	796,907
Warrants to purchase redeemable convertible preferred stock	-	93,527	74,767
Warrants to purchase common stock	71,813	1,099	1,099
Early exercised shares of common stock	-	2,374	17,140
Shares to be issued under ESPP	29,416	-	-
Total	3,524,187	5,995,724	5,953,317

14. Supplementary Data – Quarterly Financial Data (unaudited)

The following table represents certain unaudited financial information for each of the quarters ended December 31, 2018 and 2017:

	Three Months Ended
(in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$19,086	$7,836	$5,704	$5,793
Net loss	$(1,493)	$(10,237)	$(11,541)	$(12,046)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(21.26)	$(24.17)	$(25.76)

	Three Months Ended
(in thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$4,040	$17,499	$15,357	$14,845
Net loss	$(15,344)	$(1,418)	$(1,812)	$(1,114)
Net loss per share attributable to common stockholders, basic and diluted	$(33.51)	$(3.14)	$(4.07)	$(2.55)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.  Additionally, for as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement with respect to our 2019 Annual Meeting of Stockholders, or Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www. sutrobio.com. Amendments to, and waivers from, the code of business conduct and ethics that apply to any director, executive officer or persons performing similar functions will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be set forth in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be set forth in the Proxy Statement to be filled with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)Financial Statements:

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(2)Financial Statement Schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

(3)Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1*	Amended and Restated Certificate of Incorporation of Sutro Biopharma, Inc.	S-1/A	333-227103	9/17/2018	X

3.2*	Amended and Restated Bylaws of Sutro Biopharma, Inc.	S-1/A	333-227103	9/17/2018	X

4.1	Third Amended and Restated Investors’ Rights Agreement, dated May 24, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	8/29/2018

4.2	Omnibus Amendment Agreement, dated July 26, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	8/29/2018

4.3	Form of Warrant to Purchase Shares of Common Stock.	S-1	333-227103	8/29/2018

4.4	Forms of Warrant to Purchase Series C Redeemable Convertible Preferred Stock.	S-1	333-227103	8/29/2018

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1/A	333-227103	9/17/2018

10.2‡	2018 Equity Incentive Plan and form of award agreements thereunder	S-1/A	333-227103	9/17/2018

10.3‡	2018 Employee Stock Purchase Plan and form of award agreements thereunder	S-1/A	333-227103	9/17/2018

10.4‡	2004 Stock Plan, as amended, and forms of award agreements.	S-1	333-227103	8/29/2018

10.5‡	2017 Call Option Plan and forms of award agreements.	S-1	333-227103	8/29/2018

10.6†	Exclusive Patent License and Research Collaboration Agreement, dated July 23, 2018, by and between the Registrant and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ.	S-1/A	333-227103	9/17/2018

10.7	Loan and Security Agreement, dated August 4, 2017, among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.	S-1	333-227103	8/29/2018

10.8*	First Amendment to Loan and Security Agreement dated December 5, 2018 among Oxford Finance LLC, Silicon Valley Bank and the Registrant.				X

10.9‡	Offer Letter, dated December 29, 2008, by and between the Registrant and William J. Newell, as amended.	S-1	333-227103	8/29/2018

10.10‡	Offer Letter, dated December 11, 2015, by and between the Registrant and Arturo Molina, as amended.	S-1	333-227103	8/29/2018

10.11‡	Offer Letter, dated November 12, 2010, by and between the Registrant and Trevor Hallam, as amended.	S-1	333-227103	8/29/2018

10.12	Edgewater Business Park Lease, dated May 18, 2016, by and between the Registrant and HCP, Inc.	S-1	333-227103	8/29/2018

10.13	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated May 18, 2011, by and between the Registrant and Lydia Tseng and/or Alemany Plaza LLC, as amended.	S-1	333-227103	8/29/2018

10.14†	Amended and Restated Collaboration and License Agreement, dated August 2, 2017, by and among Celgene Corporation, Celgene Alpine Investment Company II, LLC, and the Registrant, as amended.	S-1/A	333-227103	9/17/2018

10.15†	License Agreement, dated September 16, 2014, by and between Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”) and the Registrant, as amended.	S-1	333-227103	8/29/2018

10.16†	Amended and Restated Exclusive Agreement, dated October 3, 2007, between The Board of Trustees of The Leland Stanford Junior University and Fundamental Applied Biology, Inc., as amended.	S-1/A	333-227103	9/17/2018

21.1	Subsidiaries of the Registrant.	S-1	333-227103	8/29/2018

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Filed herewith.
**

This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

‡	Indicates management contract or compensatory plan.
†

Confidential treatment has been granted for portions of this exhibit pursuant to Rule 406 of the Securities Act, or Rule 24b-2 of the Exchange Act. The Registrant has omitted and filed separately with the SEC the confidential portions of this exhibit.

Item 16.	Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under Item 16. We have elected not to include such summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SUTRO BIOPHARMA, INC.

Date: March 29, 2019	By:	/s/ William J. Newell
	Name:	William J. Newell
	Title:	Chief Executive Officer

Date: March 29, 2019	By:	/s/ Edward C. Albini
	Name:	Edward C. Albini
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints William J. Newell and Edward C. Albini and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William J. Newell	President, Chief Executive Officer and Director	March 29, 2019
William J. Newell	(Principal Executive Officer)
/s/ Edward C. Albini	Chief Financial Officer	March 29, 2019
Edward C. Albini	(Principal Financial and Accounting Officer)
/s/ Michael Dybbs, Ph.D.	Director	March 29, 2019
Michael Dybbs, Ph.D.
/s/ John G. Freund, M.D.	Director	March 29, 2019
John G. Freund, M.D.
/s/ Daniel Janney	Director	March 29, 2019
Daniel Janney
/s/ V. Bryan Lawlis, Ph.D.	Director	March 29, 2019
V. Bryan Lawlis, Ph.D.
/s/ Joseph M. Lobacki	Director	March 29, 2019
Joseph M. Lobacki
/s/ Daniel H. Petree	Director	March 29, 2019
Daniel H. Petree
/s/ Michael Ross, Ph.D.	Director	March 29, 2019
Michael Ross, Ph.D.
/s/ Shalini Sharp	Director	March 29, 2019
Shalini Sharp

