Form 10-Q
period 2019-03-31
SUTRO BIOPHARMA, INC.
filed 2019-05-15
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	STRO	Nasdaq Global Market

As of May 10, 2019, the registrant had 22,925,441 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$26,616	$125,298
Marketable securities—current	143,953	79,194
Accounts receivable, net (including amounts from related parties of $1,188 and $959 as of March 31, 2019 and December 31, 2018, respectively)	3,338	2,489
Prepaid expenses and other current assets	2,628	2,965
Total current assets	176,535	209,946
Property and equipment, net	9,926	10,934
Marketable securities, non—current	13,747	-
Other long-term assets	2,235	2,244
Restricted cash	15	15
Total assets	$202,458	$223,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,395	$3,061
Accrued compensation	2,502	6,217
Deferred revenue—current	19,024	21,574
Debt—current	5,766	4,724
Other current liabilities	443	847
Total current liabilities	31,130	36,423
Deferred revenue, non—current	31,520	44,599
Deferred rent	469	476
Debt—non-current	8,500	10,000
Other noncurrent liabilities	121	102
Total liabilities	71,740	91,600
Stockholders’ equity:
Common stock, $0.001 par value — 300,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 22,925,441 and 22,848,184 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	23	23
Additional paid-in-capital	284,890	281,891
Accumulated other comprehensive gain (loss)	56	(47)
Accumulated deficit	(154,251)	(150,328)
Total stockholders’ equity	130,718	131,539
Total liabilities and stockholders’ equity	$202,458	$223,139

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Revenues (including amounts from related parties of $4,916 during the three months ended March 31, 2019, and $4,084 during the three months ended March 31, 2018)	$8,629	$5,793
Operating expenses
Research and development	15,180	13,082
General and administrative	7,715	4,414
Total operating expenses	22,895	17,496
Loss from operations	(14,266)	(11,703)
Interest income	1,176	40
Interest and other expense, net	(1,160)	(383)
Net loss	$(14,250)	$(12,046)
Net loss per share, attributable to common stockholders, basic and diluted	$(0.62)	$(25.75)
Weighted-average shares used in computing net loss per share attributable to common stockholders	22,865,075	467,719

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(14,250)	$(12,046)
Other comprehensive income (net of tax):
Unrealized gain on available-for-sale securities	103	—
Comprehensive loss	$(14,147)	$(12,046)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands, except share amounts)

For the three months ended March 31, 2019				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2018	22,848,184	$23	$281,891	$(47)	$(150,328)	$131,539
Exercise of common stock options and common stock warrants for cash	8,347	—	42	—	—	42
Issuance of common stock under Employee Stock Purchase Plan	68,910	—	671	—	—	671
Stock-based compensation expense	—	—	2,286	—	—	2,286
Net unrealized loss on available-for- sale securities	—	—	—	103	—	103
Adoption of new accounting standards					10,327	10,327
Net loss	—	—	—	—	(14,250)	(14,250)
Balances at March 31, 2019	22,925,441	$23	$284,890	$56	$(154,251)	$130,718

For the three months ended March 31, 2018					Note		Accumulated
	Redeemable Convertible				Receivable	Additional	Other		Total
	Preferred Stock		Common Stock		from	Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2017	173,750,421	$102,505	465,330	$—	$(208)	$6,218	$—	$(115,011)	$(109,001)
Exercise of common stock options and common stock warrants for cash	—	—	6,619	—	—	38	—	—	38
Stock-based compensation expense	—	—	—	—	—	249	—	—	249
Vesting of early exercised shares	—	—	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	—	—	(12,046)	(12,046)
Balances at March 31, 2018	173,750,421	$102,505	471,949	$—	$(208)	$6,519	$—	$(127,057)	$(120,746)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(14,250)	$(12,046)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,137	1,162
Accretion of discount on marketable securities	(600)	–
Stock-based compensation	2,286	264
Reduction of the liability attributable to a research, development and commercialization agreement	(127)	–
Accretion of debt discount	42	38
Revaluation of SutroVax option liability	14	–
Other	17	35
Changes in operating assets and liabilities:
Accounts receivable	(849)	(2,531)
Prepaid expenses and other assets	336	(130)
Accounts payable	476	(189)
Accrued compensation	(3,715)	980
Other liabilities	397	44
Deferred rent	(7)	21
Deferred revenue	(5,302)	(2,658)
Net cash used in operating activities	(20,145)	(15,010)
Investing activities
Purchases of marketable securities	(119,053)	–
Maturities of marketable securities	37,750	–
Sales of marketable securities	3,500	–
Purchases of property and equipment	(276)	(364)
Net cash used in investing activities	(78,079)	(364)
Financing activities
Payment of deferred offering costs	–	(52)
Payment of debt	(500)	–
Proceeds from exercise of common stock options	42	38
Net cash used in by financing activities	(458)	(14)
Net decrease in cash, cash equivalents and restricted cash	(98,682)	(15,388)
Cash, cash equivalents and restricted cash at beginning of period	125,313	22,035
Cash, cash equivalents and restricted cash at end of period	$26,631	$6,647
Supplemental disclosure of cash flow information:
Cash paid for interest	$330	$300
Supplemental disclosure of non-cash investing and financing information:
Vesting of early exercised shares	$–	$14
Purchase of property and equipment included in accounts payable	63	5
Deferred initial public offering costs included in accounts payable	–	53
Embedded interest associated with program fees	$860	$–

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2019, there was an accumulated deficit of $154.3 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and costs to operate as a public company.

As of March 31, 2019, the Company had unrestricted cash, cash equivalents and marketable securities of $184.3 million, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of March 31, 2019 will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of its unaudited interim condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining research and development periods under multiple element arrangements, stock-based compensation expense, fair value of redeemable convertible preferred stock warrant liabilities (prior to closing of the Company’s IPO), income taxes and certain accrued liabilities. Actual results could differ from such estimates or assumptions.

Unaudited Interim Condensed Financial Statements

The interim condensed balance sheet as of March 31, 2019, the condensed statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the condensed statements of stockholders’ (deficit) equity for the three months ended March 31, 2019 and 2018 and the condensed statements of cash flows for the three months ended March 31, 2019 and 2018, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2019, its results of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, the changes in stockholders’ (deficit) equity for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. The financial data and the other financial information contained in these notes to the condensed financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. The condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2018.

Adoption of New Accounting Principles

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”). ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

In the adoption of ASC 606, the Company used the practical expedients to analyze only those contracts that were still active contracts as of January 1, 2019 and evaluated those contracts based on the cumulative contract modifications through that date. The Company does not believe that the use of the practical expedients has or will have a material impact on its transition adjustment or its prospective accounting. The Company adopted ASC 606 on a modified retrospective basis under which it recognized the cumulative effect of adoption of $10.3 million as a transition adjustment to reduce opening accumulated deficit; therefore, the periods prior to the adoption date of ASC 606 have not been restated. If the Company had continued to use ASC 605 during 2019, revenue would have been $7.6 million in the three months ended March 31, 2019, as compared to the $8.6 million reported.

The impact of the adoption of Topic 606 on select unaudited condensed balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 606	January 1, 2019
Condensed Balance Sheet Data
Accounts receivable, net	$2,489	$–	$2,489
Total current assets	209,946	–	209,946
Deferred revenue, current	21,574	(2,124)	19,450
Deferred revenue, non-current	44,599	(8,203)	36,396
Total liabilities	91,600	(10,327)	81,273
Accumulated deficit	(150,328)	10,327	(140,001)

The impact of the adoption of ASC 606 on select unaudited condensed balance sheet and condensed statement of operations line items as of and for the three months ended March 31, 2019 were as follows:

	As of and for the three months ended March 31, 2019 (in thousands)
	As reported	Adjustments Increase / (Decrease)	Balances without the Adoption of Topic 606

Condensed Balance Sheet Data
Deferred revenue, current	19,024	(3,171)	22,195
Deferred revenue, non-current	31,520	(7,309)	38,829
Total liabilities	71,740	(10,480)	82,220
Accumulated deficit	(154,251)	10,480	(164,731)

Condensed Statement of Operations data
Revenues	8,629	1,013	7,616
Interest and other expense, net	(1,160)	860	(300)
Net loss	(14,250)	(153)	(14,403)

Nonemployee Share-Based Payment

In June 2018, the FASB issued ASU 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Some of the areas of simplification apply only to nonpublic entities. The Company adopted this guidance on January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, reducing certain disclosures concerning the fair value hierarchy. The guidance is effective for the Company in annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed financial statements.

In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments Credit Losses, which requires consideration of a broader range of reasonable and supportable information to developing credit loss estimates. The guidance is effective for the fiscal year beginning January 1, 2020, including interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The guidance is effective for nonpublic business entities for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC842 will be effective for the Company from January 1, 2020. Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company expects to elect this transition method at the adoption date of January 1, 2020. The Company is currently evaluating the impact of adopting this guidance on the Company’s financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$26,616	$6,632
Restricted cash	15	15
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$26,631	$6,647

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

Revenue Recognition

The Company recognizes revenue when its customers obtain control of the promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

Collaboration revenue

The Company derives revenue from collaboration arrangements, under which the Company may grant licenses to its collaboration partners to further develop and commercialize its proprietary product candidates. The Company may also perform research and development activities under the collaboration agreements. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and other contingent payments, and royalties based on net sales of approved products. Additionally, the collaborations may provide options for the customer to acquire from the Company’s materials and reagents, clinical product supply or additional research and development services under separate agreements.

The Company assesses which activities in the collaboration agreements are considered distinct performance obligations that should be accounted for separately. The Company develops assumptions that require judgement to determine whether the license to the Company’s intellectual property is distinct from the research and development services or participation in activities under the collaboration agreements.

At the inception of each agreement, the Company determines the arrangement transaction price, which includes variable consideration, based on the assessment of the probability of achievement of future milestones and contingent payments and other potential consideration.

For arrangements that include multiple performance obligations, the Company allocates the transaction price to the identified performance obligations based on the standalone selling price (“SSP”) of each distinct performance obligation. In instances where SSP is not directly observable, the Company develops assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. These key assumptions may include full-time equivalent (“FTE”) personnel effort, estimated costs, discount rates and probabilities of clinical development and regulatory success.

Upfront Payments: For collaboration arrangements that include a nonrefundable upfront payment, if the license fee and research and development services cannot be accounted for as separate performance obligations, the transaction price is deferred and recognized as revenue over the expected period of performance using a cost-based input methodology. The Company uses judgement to assess the pattern of delivery of the performance obligation.  In addition, amounts paid in advance of services being rendered may result in an associated financing component to the upfront payment.  Accordingly, the interest on such borrowing cost component will be recorded as interest expense and revenue, based on an appropriate borrowing rate applied to the value of services to be performed by the Company over the estimated service performance period.

License Grants: For collaboration arrangements that include a grant of a license to the Company’s intellectual property, the Company considers whether the license grant is distinct from the other performance obligations included in the arrangement. For licenses that are distinct, the Company recognizes revenues from nonrefundable, upfront payments and other consideration allocated to the license when the license term has begun and the Company has provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement.

Milestone and Contingent Payments: At the inception of the arrangement and at each reporting date thereafter, the Company assesses whether it should include any milestone and contingent payments or other forms of variable consideration in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, the associated milestone value is included in the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of each such milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Since milestone and contingent payments may become payable to the Company upon the initiation of a clinical study or filing for or receipt of regulatory approval, the Company reviews the relevant facts and circumstances to determine when the Company should update the transaction price, which may occur before the triggering event. When the Company updates the transaction price for milestone and contingent payments, the Company allocates the changes in the total transaction price to each performance obligation in the agreement on the same basis as the initial allocation. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment, which may result in recognizing revenue for previously satisfied performance obligations in such period. The Company’s collaborators generally pay milestones and contingent payments subsequent to achievement of the triggering event.

Research and development services: For amounts allocated to the Company’s research and development obligations in a collaboration arrangement, the Company recognizes revenue over time using a cost-based input methodology, representing the transfer of goods or services as activities are performed over the term of the agreement.

Materials Sales: The Company provides materials and reagents, clinical materials and services to certain of its collaborators under separate agreements. The consideration for such services is generally based on FTE personnel effort used to manufacture those materials reimbursed at an agreed upon rate in addition to agreed-upon pricing for the provided materials. The amounts billed are recognized as revenue as the performance obligations are met by the Company.

The Company’s revenue recognition policies under ASC 605 are described in the Annual Report on Form 10-K for the year ended December 31, 2018.

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$26,721	$26,721	$–	$–
Commercial paper	55,085	–	55,085	–
Corporate debt securities	38,998	–	38,998	–
Asset-backed securities	30,862	–	30,862	–
U.S. government agency securities	32,755	–	32,755	–
Total	$184,421	$26,721	$157,700	–

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$116,202	$116,202	$–	$–
Commercial paper	26,625	–	26,625	–
Corporate debt securities	11,774	–	11,774	–
Asset-backed securities	16,899	–	16,899	–
U.S. government agency securities	23,896	–	23,896	–
Total	$195,396	$116,202	$79,194	$–

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are composed of money market funds.

If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, corporate debt securities, asset-backed securities and U.S. government agency securities. These assets are valued using market prices when available, adjusting for accretion of the purchase price to face value at maturity.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. Level 3 liabilities that were measured at estimated fair value on a recurring basis consisted of the redeemable convertible preferred stock warrant liability (prior to closing of the Company’s IPO).

Upon closing of the IPO on October 1, 2018, all of the outstanding redeemable convertible preferred stock warrants either expired or were converted into common stock warrants, which resulted in the reclassification of the redeemable convertible preferred stock warrant liability to other income and additional paid-in-capital.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	March 31, 2019
	Amortized Cost Basis	Unrealized Gains	Fair Value
	(in thousands)
Money market funds	$26,721	$–	$26,721
Commercial paper	55,085	–	55,085
Corporate debt securities	38,977	21	38,998
Asset-based securities	30,842	20	30,862
U.S. government agencies	32,740	15	32,755
Total	184,365	56	184,421
Less amounts classified as cash equivalents	(26,721)	–	(26,721)
Total marketable securities	$157,644	$56	$157,700

	December 31, 2018
	Amortized Cost Basis	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$116,202	$–	$116,202
Commercial paper	26,625	–	26,625
Corporate debt securities	11,795	(21)	11,774
Asset-based securities	16,920	(21)	16,899
U.S. government agencies	23,901	(5)	23,896
Total	195,443	(47)	195,396
Less amounts classified as cash equivalents	(116,202)	–	(116,202)
Total marketable securities	$79,241	$(47)	$79,194

As of March 31, 2019, $13.7 million of marketable securities had maturities of more than one year and are classified as long-term assets.  As of December 31, 2018, no marketable securities had maturities of more than one year.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements with various pharmaceutical and biotechnology companies. As described in Note 2, on January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, which supersedes the guidance in ASC 605, Revenue Recognition. The Company recognized revenue under ASC 606 for the three months ended March 31, 2019 and under ASC 605 for the three months ended March 31, 2018. In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Celgene Corporation (“Celgene”) (1)	$1,575	$4,084
Merck Sharp & Dohme Corporation (“Merck”)—related party	4,635	-
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	2,138	1,709
SutroVax—related party	281	-
Total revenue	$8,629	$5,793

(1)	Celgene was a related party during the three months ended March 31, 2018 as it held more than 10% of the Company’s common stock for the periods presented until the IPO closed on October 1, 2018.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the three months ended March 31, 2019:

Three Months Ended March 31, 2019
(in thousands)
Deferred revenue—December 31, 2018	$66,173
Transition adjustment related to adoption of ASC 606	(10,327)
Recognition of revenue in current period	(5,302)
Deferred revenue—March 31, 2019	$50,544

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied. The Company expects to recognize approximately $19.0 million of deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the three months ended March 31, 2019, except as described below.

Celgene Agreement

In September 2014, the Company signed a Collaboration and License Agreement with Celgene to discover and develop bispecific antibodies and/or antibody-drug conjugates (“ADCs”), focused primarily on the field of immuno-oncology, using the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF™.

Upon signing the Celgene Agreement, the Company received an upfront, nonrefundable payment totaling $83.1 million.

In March 2015, the Company received a $15.0 million contingent payment (“March 2015 payment”) from Celgene that provided Celgene a right to access certain of the Company’s technology for use in conjunction with certain Celgene intellectual property. In June 2016, the Company received a $25.0 million milestone (“June 2016 payment”) upon completion of certain preclinical activities. Additionally, in June 2016, the Company earned a $10.0 million substantive milestone for certain manufacturing accomplishments.

In August 2017, the Company entered into an amended and restated collaboration and license agreement with Celgene to refocus the collaboration on four programs that are advancing through preclinical development, including an ADC program targeting B cell maturation antigen (“BCMA ADC”).

In August 2017, the Company received an option fee payment of $12.5 million. In September 2017, the Company earned a $10.0 million milestone for certain manufacturing accomplishments, which payment was received from Celgene in October 2017. In December 2018, the Company earned a $10.0 million milestone for certain manufacturing accomplishments, which payment was received from Celgene in the same month.

The Company has received and will be eligible to receive financial support for research and development services assigned to the Company by Celgene, based on an agreed-upon level of FTE personnel effort and related reimbursement rate, which will be recognized as revenue as the related reimbursable activities approved by Celgene and the Company are performed by the Company.

Under the terms of the Celgene Agreement, the Company is entitled to earn development and regulatory contingent payments for each of the four programs under the collaboration, and royalties on sales of any commercial products that may result from the Celgene Agreement.  For licensed products for which Celgene holds worldwide rights, the Company is eligible to receive contingent development and regulatory payments and tiered royalties. Additionally, for licensed products for which Celgene holds ex-U.S. rights, the Company will also be eligible to receive contingent development and regulatory payments and tiered royalties. The contingent payments under the Celgene Agreement are not considered to be substantive milestones because the receipt of such payments is based solely on the performance of Celgene.

Celgene may terminate the Celgene Agreement at any time with 120 days’ prior written notice. Either the Company or Celgene has the right to terminate the Celgene Agreement based on the other party’s uncured material breach, challenge of the validity and enforceability of intellectual property, or bankruptcy.

In accounting for this arrangement under ASC 606, applying the practical expedients, the Celgene Agreement was treated as a single arrangement that had been modified in 2017.

Given the modification of the Celgene Agreement in 2017, the Company determined that the remaining deferred revenue balance of $8.2 million as of the date of the modification, related to certain prior Celgene payments to the Company, together with the $12.5 million option fee payment received in August 2017, would comprise the transaction price of $20.7 million to be allocated on a relative basis among the Company’s performance obligations based on the Company’s best estimate of each SSP or fair value. The Company identified the three  performance obligations relating to the Celgene Agreement as: (1) access by Celgene to worldwide development and commercialization rights on the first collaboration program to achieve investigational new drug (“IND”) clearance; (2) the Company’s estimated future services on the collaboration Joint Steering Committee (“JSC”); and (3) Celgene’s use of certain technology and the option to acquire worldwide development and commercialization rights to a second collaboration program.

Based on its estimated SSP, relative to the total estimated SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $8.2 million, which performance obligation was satisfied as of the modification date of the Celgene Agreement, as the BCMA ADC program was the most advanced of the four collaboration programs and estimated by the Company to be the one for which Celgene would first achieve IND clearance and gain worldwide development and commercialization rights. The second and third performance obligations identified above were unsatisfied as of the modification date of the Celgene Agreement.  The Company determined the portion of the transaction price to be allocated to the JSC performance obligation was $0.2 million. Revenue related to such performance obligation will be recognized by the Company over the estimated period during which it will perform its JSC services.  The Company determined that the portion of the transaction price to be allocated to the third performance obligation, which provided Celgene with an option to acquire worldwide development and commercialization rights to a second collaboration program, was $12.3 million.  Revenue related to such performance obligation will be recognized over the period from August 2017 through September 2020, the estimated term of the use of the technology.

Upon the adoption of ASC 606 on January 1, 2019, the Company recorded a $4.5 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.  For the three months ended March 31, 2019, the Company recognized approximately $1.1 million of revenue under ASC 606.

As of March 31, 2019 and December 31, 2018, there was $5.9 million and $11.4 million, respectively, of deferred revenue related to payments received by the Company under the Celgene Agreements.

2018 Celgene Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 Celgene Master Services Agreement”) with Celgene, wherein Celgene requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply. The consideration for the services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for the clinical product supply.

Upon adoption of ASC 606 on January 1, 2019, this was deemed a modification of the arrangement and the consideration terms were at fair value and materials are to be provided on an as agreed upon basis.   Accordingly the Company will recognize revenue upon the performance of such services.

For the three months ended March 31, 2019 and 2018, the Company earned $0.5 million and $1.9 million, respectively, under the 2018 Celgene Master Services Agreement.

2018 Merck Agreement – Related Party

In July 2018, the Company entered into an Exclusive Patent License and Research Collaboration Agreement (the “2018 Merck Agreement”) with Merck, a related party of the Company, to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders.

Under the 2018 Merck Agreement, the Company received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to the Company’s technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage the Company to continue these activities for a third program upon the payment of an additional amount. Under ASC 606, the Company identified the five performance obligations under the 2018 Merck Agreement as: (1) access to certain intellectual property rights;  (2) performance of services related to the first target program; (3) performance of services related to the second target program; (4)  the Company’s estimated future services on the collaboration JSC; and (5) a   material right pertaining to the performance of services related to a contingent third target program upon the payment of an additional amount. The transaction price of $60.0 million was allocated among the performance obligations using the Company’s best estimate of SSP for each of the associated performance obligations.  Based on its estimated SSP, relative to the estimated total SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $7.3 million.  It was determined that such performance obligation was satisfied as of the effective date of the 2018 Merck Agreement, and accordingly revenue associated with this performance obligation would, pursuant to ASC 606, have been recorded on the effective date of the Merck Agreement. Revenue allocated to the first and second target programs, which totaled $47.1 million is being recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program.  As it pertains to the JSC performance obligation, the revenue allocated to such performance obligation was $0.7 million, which is being recognized as revenue on a proportion of performance basis using FTE cost as the basis, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the 2018 Merck Agreement.  The Company allocated $4.9 million of the transaction price to the material right associated with the contingent third program.  Recognition of the $4.9 million as revenue will begin upon commencement of the third program or upon the determination that the contingent third target program is no longer a performance obligation.

Additionally, under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment, and has calculated total interest of $7.6 million on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as revenue over the estimated service period for the first and second target programs   .

For the three months ended March 31, 2019, the Company recognized $3.0 million of revenue associated with the $60.0 million upfront payment, $0.9 million related to the interest component described above, and $0.8 million for FTE funding provided by Merck.

Upon adoption of ASC 606 on January 1, 2019, the Company recorded a $6.3 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.

As of March 31, 2019 and December 31, 2018, there was $43.7 million and $53.0 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.  As of both March 31, 2019 and December 31, 2018, the Company had a $0.9 million receivable from Merck related to the 2018 Merck Agreement, which is included in accounts receivable on the balance sheet.

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

EMD Serono Agreement

The Company signed a Collaboration Agreement and a License Agreement with EMD Serono in May 2014 and September 2014, respectively, which were entered into in contemplation of each other and therefore treated as a single agreement for accounting purposes. The Collaboration Agreement was subsumed into the License Agreement (the “MDA Agreement”), which agreement is to develop ADCs for multiple cancer targets.

Upon signing the Collaboration Agreement, the Company received an upfront, nonrefundable, non-creditable payment totaling $10.0 million. Upon signing the MDA Agreement, the Company received an additional upfront, nonrefundable payment totaling $10.0 million and will receive financial support for research and development services to be provided by the Company, based on an agreed-upon level of FTE personnel effort and related reimbursement rate.

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

Upon adoption of ASC 606 on January 1, 2019, the Company identified a single performance obligation under the MDA Agreement, which consists of the technology license, research and development activities and JSC participation over the estimated period of the agreement, as each are interrelated and not distinct within the overall context of the agreement. The transaction price of $20.0 million is being recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over the estimated service period of the agreement, from June 2014 through May 2019.

The Company recorded a $0.6 million adjustment to increase its deferred revenue for performance obligations that were unsatisfied in prior periods, with the corresponding adjustment being an increase to the Company’s accumulated deficit.

As of March 31, 2019 and December 31, 2018, there was $0.9 million and $1.7 million, respectively, of deferred revenue related to payments received by the Company under the MDA Agreement. As of March 31, 2019 and December 31, 2018, the Company had $1.5 million and $0.9 million, respectively, of receivables from EMD Serono related to the MDA Agreement, which are included in accounts receivable on the balance sheet.

SutroVax, Inc. Supply Agreement – Related Party

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with SutroVax, Inc., (“SutroVax”), wherein SutroVax engaged the Company to supply extracts and custom reagents, as requested by SutroVax. The pricing is based on an agreed upon cost plus arrangement. For the three months ended March 31, 2019, the Company recognized $0.3 million under the Supply Agreement. As of March 31, 2019 and December 31, 2018, the Company had $0.3 million and $49,000 in receivables, respectively, from SutroVax related to the Supply Agreement, which is included in accounts receivable on the balance sheet.

Upon adoption of ASC 606 on January 1, 2019, as the Company has a right to consideration from SutroVax in an amount that corresponds directly with the value of the Company’s supplied extracts and custom reagents, the Company’s sales of extracts and custom reagents in discrete unit form are recognized as revenue at the time when such supplies are shipped to SutroVax, in line with the practical expedient in ASC 606-10-55-18.

The Company has not received any returns to date and believes that returns of its products will continue to be minimal. As such, the Company does not record any reserve for the returns but will continue to evaluate the need for a reserve each reporting period.

The Leukemia & Lymphoma Society, Inc.

In August 2018, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with The Leukemia & Lymphoma Society (“LLS”), under which LLS has agreed to contribute up to $6.0 million in clinical development funding for STRO-001, the Company’s CD74-targeting ADC to treat relapsed and/or refractory multiple myeloma and non-Hodgkin lymphoma. The funding will be provided in installments based upon the achievement of funding milestones, with any excess funding above actual expenditures refundable to LLS. The initial payment of $0.5 million was received by the Company upon execution of the LLS Agreement. As of March 31, 2019, the Company had received total payments from LLS of $1.0 million, of which this full amount was reflected as an offset against other income (expense). In consideration for the funding to the Company under the LLS Agreement, the Company may be required in the future to make payments to LLS, contingent upon reaching certain pre-specified late-stage clinical development, regulatory and commercialization milestones and should the Company enter into certain transactions relating to STRO-001 with a third party, which payments in the aggregate could total up to a maximum $19.5 million, assuming receipt by the Company from LLS of the entire $6.0 million in clinical development funding for STRO-001. As of March 31, 2019, no events have occurred that would require such payments to LLS. The LLS Agreement terminates upon the earlier of (a) fulfillment of all payment obligations by both parties or (b) 12 years after the effective date.  LLS may terminate the LLS Agreement at any time with 60 days’ prior written notice. Either the Company or LLS has the right to terminate the LLS Agreement based on the other party’s uncured material breach.

The Company concluded that the contingent payments were an embedded derivative and recorded a related liability.  As of March 31, 2019, and December 31, 2018, the Company recorded $0.1 million as other noncurrent liabilities, with the corresponding amount recorded in the statement of operations as other income (expense), net. The value of the embedded derivative was estimated, at each reporting period, based on the probability-adjusted and discounted value of future payments.

6. Loan and Security Agreement

In August 2017, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) under which it borrowed $15.0 million (the “August 2017 Loan”). The loan is due in 30 monthly installments from March 2019 through its repayment in August 2021, with interest-only monthly payments until March 2019. The Company commenced repayment of the loan in March 2019.

The August 2017 Loan is secured by all assets of the Company, excluding intellectual property and certain other assets. The August 2017 Loan contains customary affirmative and restrictive covenants, including with respect to fundamental transactions, the incurrence of additional indebtedness, grant liens, pay any dividend or make any distributions to the Company’s holders, make investments, merge or consolidate with any other person, or engage in transactions with its affiliates, but does not include any financial covenants. The loan agreement provides that an event of default will occur if, among other triggers, any circumstances occur that could reasonably be expected to result in a material adverse effect on the Company’s business, operations or condition, or on its ability to perform its obligations under the loan. The loan agreement also includes customary representations and warranties, other events of default and termination provisions.

As of March 31, 2019, the Company has classified $5.8 million of the outstanding debt balance as current and $8.5 million as non-current, which reflects the scheduled repayment terms under the August 2017 Loan.

The interest charges on the loan are based on a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus 6.40%. For the three months ended March 2019, the average interest rate was 8.90%.  In addition, the Company will make a final payment equal to 3.83% of the original principal amount of the loan, or $0.6 million, which is being accrued over the term of the loan using the effective-interest method. As of March 31, 2019, total interest expense accrued was $0.3 million.

In connection with the August 2017 Loan, the Company issued to Oxford and SVB a warrant to purchase the Company’s Series D-2 redeemable convertible preferred stock (the “2017 Warrant”). The 2017 Warrants were later converted into warrants to purchase Series E redeemable convertible preferred stock in May and July 2018, and upon the Company’s IPO on October 1, 2018, all Series E redeemable convertible preferred stock warrants were converted to warrants to purchase 46,359 shares of common stock. The estimated fair value upon issuance of the 2017 Warrant of $0.3 million was recorded as a debt discount on the associated borrowings on the Company’s balance sheet. The debt discount is being amortized to interest expense over the repayment period of the loan using the effective-interest method.

During the three months ended March 31, 2019 and 2018, the Company recorded interest expense related to this loan of $0.4 million and $0.4 million, respectively, and interest related to the accretion of debt discount of $42,000 and $38,000, respectively.

7. Related-Party Transactions

Upon the Company’s IPO, Celgene’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting October 1, 2018, the Company ceased to reflect balances and transactions associated with Celgene as a related party in its financial statements. Transactions with Celgene for the three months ended March 31, 2019 and 2018, respectively, are described in Note 5.

Related party transactions with Merck, which owned 11.9% of the Company’s outstanding equity interest both as of March 31, 2019 and December 31, 2018, are described in Note 5.

Three directors of the Company have performed consulting services for the Company, which consulting services were terminated prior to the Company’s IPO in September 2018.  During the three months ended March 31, 2019, the Company made no payment to these three directors relating to consulting services.  During the three months ended March 31, 2018, the Company paid $15,000, $7,500 and $7,500, respectively, to these three directors relating to their consulting services.

Investment in SutroVax, Inc. (“SutroVax”)

In December 2013, the Company and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for a new company, SutroVax. SutroVax leverages the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF™, to develop novel vaccines for a broad range of disease targets. The Company had $0.3 million and $49,000 in receivables due from SutroVax as of March 31, 2019 and December 31, 2018, respectively, which were included in accounts receivable on the condensed balance sheet.

As of both March 31, 2019 and December 31, 2018, the Company held a 5.6% common stock ownership interest in SutroVax, respectively, on a fully-diluted basis, with a carrying value of $0 and was accounted for under the cost method.

SutroVax qualifies as a variable interest entity. However, the Company maintains only shared power to direct the activities that most significantly impact the performance of SutroVax. Therefore, the Company is not considered the primary beneficiary and consolidation is not required.

See Note 5, SutroVax, Inc. Supply Agreement for discussion of the supply arrangement entered into with SutroVax in May 2018 and related revenue recognized for the three months ended March 31, 2019.

8. Stockholders’ Equity (Deficit)

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company had reserved common stock, on an if-converted basis, for issuance as follows:

	March 31, 2019	December 31, 2018
Common stock options issued and outstanding	3,874,914	3,111,718
Common stock awards issued and outstanding	464,900	311,240
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	2,742,059	2,525,610
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	389,571	230,000
Warrants to purchase common stock	71,813	71,813
Total	7,543,257	6,250,381

Preferred Stock

Effective October 30, 2018, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of March 31, 2019.

Warrants

During the period from 2008 to 2012, the Company issued various warrants for the purchase of redeemable convertible preferred stock in connection with debt financings and the issuance of redeemable convertible preferred stock.

In August 2017, the Company issued warrants to Oxford and SVB to purchase an aggregate of 682,230 shares of Series D-2 redeemable convertible preferred stock at an exercise price of $0.6596 per share in connection with the issuance of the August 2017 Loan. If there was a subsequent convertible preferred stock or other senior equity securities financing with a per share price less than the Series D-2 redeemable convertible preferred per share price, then the warrant would automatically convert to a warrant to purchase such class of shares, based on the per share price of such equity. Given that the price per share of the Series E redeemable convertible preferred stock described above was less than the price per share of the Series D-2 redeemable convertible preferred stock, the 2017 Warrant converted into a warrant to purchase a total of 1,682,871 shares of Series E redeemable convertible preferred stock at an exercise price of $0.2674 per share. The warrant is exercisable from the original date of issuance and has a 10-year term.

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

9. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company has initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 1,142,409 shares on January 1, 2019.  As of March 31, 2019, the Company had 2,742,059 shares available for grant under the 2018 Plan.

The following table summarizes option activity under the Company’s 2004 Plan and 2018 Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2018	3,111,718	$13.74	8.76	$1,088
Granted	777,350	$10.50
Exercised	(8,347)	$5.08
Canceled	(5,807)	$14.93
Balances at March 31, 2019	3,874,914	$13.11	8.77	$2,450

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three months ended March 31, 2019, the aggregate intrinsic value of stock options exercised was $46,116, determined at the date of the option exercise. For the three months ended March 31, 2018, the aggregate intrinsic value of stock options exercised was $60,000, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	5.05-7.01	5.97-6.08
Expected volatility	72.89%-74.89%	58.00%
Risk-free interest rate	2.40%-2.55%	2.72%-2.73%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three months ended March 31, 2019 was $5.86 per share and during the three months ended March 31, 2018, was $8.39 per share. The total fair value of options vested during the three months ended March 31, 2019 was $1.7 million, and for the three months ended March 31, 2018 was $0.2 million.

Restricted Stock Units

During the three months ended March 31, 2019, the Company granted 154,900 shares of restricted common stock, or RSUs, to certain employees. These RSUs will become fully vested over four years in March 2023.  As of March 31, 2019, no RSUs had vested.

A summary of the status and activity of non-vested RSUs at March 31, 2019 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31,2018	311,240	$15.20
Granted	154,900	$11.45
Canceled	(1,240)	$14.14
Non-vested March 31,2019	464,900	$13.82

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, the day that the Form S-1 related to the IPO was declared effective, in order to enable eligible employees to purchase shares of the Company’s common stock.  The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each of the first ten calendar years after the effective date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 228,481 shares on January 1, 2019.  The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.  The initial ESPP purchase date by the Company’s eligible employees was March 15, 2019.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the three months ended March 31, 2019, the fair value of ESPP shares was estimated using the following assumptions:

Three Months Ended March 31, 2019
Expected term (in years)	0.5
Expected volatility	74.89%
Risk-free interest rate	2.44%
Expected dividend	–

As of March 31, 2019, 68,910 shares purchase had been made and 389,571 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

For the three months ended March 31, 2019 and 2018, the Company recorded $1.7 million and $0.2 million, respectively, of stock-based compensation expense related to the stock options granted under the Company’s Equity Incentive Plans, $0.5 million and none, respectively, of stock-based compensation expense related to the RSUs and $0.1 million and none, respectively, of stock-based compensation expense related to the ESPP.

As of March 31, 2019, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $22.5 million and $5.5 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years and 2.7 years, respectively. As of March 31, 2019, there is no unrecognized stock-based compensation expense related to the ESPP.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$411	$48
General and administrative	1,875	201
Total	$2,286	$249

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the three months ended March 31, 2019 and 2018 was immaterial.

2017 Call Option Plan

In February 2017, the Company adopted a 2017 Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of SutroVax, an unconsolidated investee of the Company. The Company has reserved 450,000 shares of SutroVax common stock as of

March 31, 2019 for issuance under the program. The call options vest 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date.

Using the Black-Scholes option-valuation model, the call options are measured at fair value on grant date and at each reporting period prior to their vesting, with cost recognized over the requisite service period as compensation cost. Any changes in the fair value subsequent to the vesting date are recognized in other income (expense), net in the statement of operations.  Call options covering 420,000 shares have been granted with an exercise price of $0.76 per share.  As of March 31, 2019, 315,000 of such options had vested, 210,000 were exercised and 105,000 were outstanding and unvested.  As of December 31, 2018, 210,000 of such options had vested and were exercised and 210,000 were outstanding and unvested.

The amounts recognized as compensation expense related to the 2017 Call Option Plan for the three months ended March 31, 2019 and 2018, respectively, were $18,000 and $15,000.

The amounts recognized as other income (expense) related to the 2017 Call Option Plan for the three months ended March 31, 2019 and 2018, respectively, were $4,000 and zero.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss, basic and diluted	$(14,250)	$(12,046)
Net loss	$(14,250)	$(12,046)
Denominator:
Shares issued in computing net loss per share, basic and diluted	22,865,075	467,719
Net loss per share, basic and diluted	$(0.62)	$(25.75)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the three months ended March 31, 2019 and 2018, because including them would have been antidilutive:

	As of March 31,
	2019	2018
Redeemable convertible preferred stock	–	5,063,404
Common stock options and awards issued and outstanding	4,339,814	820,875
Warrants to purchase redeemable convertible preferred stock	–	93,527
Warrants to purchase common stock	71,813	1,099
Total	4,411,627	5,978,905

11. Subsequent Events

As related to the Celgene Agreement discussed in Note 5, Celgene was advancing four preclinical collaboration programs, one of which is an ADC targeting B-cell maturation antigen (“BCMA”) for the treatment of multiple myeloma.  Celgene has worldwide development and commercialization rights with respect to this BCMA ADC.

The U.S. Food and Drug Administration recently cleared the IND application for the BCMA ADC, which was discovered and manufactured by the Company and which is the first collaboration program IND.  The Company will continue to be responsible for clinical supply manufacturing and certain development services for this BCMA ADC and is eligible to receive from Celgene aggregate development and regulatory contingent payments of up to $275.0 million, if approved in multiple indications, and tiered royalties ranging from mid to high single digit percentages on worldwide sales of any resulting commercial products.

With respect to the remaining three collaboration programs (BCMA-CD3, PD1-LAG3 and PD1-TIM3), Celgene has decided to not retain the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Celgene is therefore not paying the Company the $12.5 million option maintenance fee due on IND clearance for the first collaboration program, described above.  Consequently, the U.S. clinical development and commercialization rights to the other three collaboration programs remain owned by the Company, without any further option to Celgene.  For any products resulting from these three programs, Celgene will own ex-U.S. development and commercialization rights and will be obligated to pay the Company development and regulatory contingent payments and tiered royalties ranging from mid to high single digit percentages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.  These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our public offering, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices compliant manufacturing facility. We have the ability to manufacture our cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial, with initial safety data expected in mid-2019 and initial efficacy data expected by year end 2019. In October 2018, we were granted Orphan Drug Designation by the U.S. Food and Drug Administration, or FDA, for STRO-001 for the treatment of multiple myeloma. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety data expected by year end 2019. We have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA, or Merck, an ADC targeting B-cell maturation antigen, or BCMA, and an immuno-oncology directed alliance with Celgene Corporation, or Celgene, and an oncology-focused collaboration with Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”).

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

On October 1, 2018, we closed our IPO and issued and sold an aggregate of 5,667,000 shares of common stock at a price of $15.00 per share for gross proceeds of approximately $85.0 million.  We received net proceeds from the IPO of approximately $74.4 million, after underwriting discounts, commissions and offering expenses. In addition to the shares of common stock sold in the IPO, we concurrently sold in a private placement to Merck, 666,666 shares of common stock at the IPO offering price of $15.00 per share, for proceeds of approximately $10.0 million.

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a net loss of $14.3 million and $12.0 million for the three months ended March 31, 2019 and 2018, respectively.  Although we had net income for the year ended December 31, 2016 of $1.7 million, we cannot assure you that we will ever have net income again or that we will generate positive cash flow from operating activities. As of March 31, 2019, we had an accumulated deficit of $154.3 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement, receipt and revenue recognition of upfront, milestones and other collaboration agreement payments.

Recent Developments

As previously disclosed under the amended and restated collaboration and license agreement with Celgene, or Celgene Agreement, Celgene was advancing four preclinical collaboration programs, one of which is an ADC targeting BCMA, for the treatment of multiple myeloma.  Pursuant to the Celgene Agreement, Celgene has worldwide development and commercialization rights with respect to this BCMA ADC.

The FDA recently cleared the investigational new drug, or IND, application for the BCMA ADC, which was discovered and manufactured by us and which is the first collaboration program IND.  We will continue to be responsible for clinical supply manufacturing and certain development services for this BCMA ADC and are entitled to development and regulatory contingent payments and tiered royalties from Celgene for this BCMA ADC.

With respect to the remaining three collaboration programs (BCMA-CD3, PD1-LAG3 and PD1-TIM3), Celgene has decided to not retain the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Celgene is therefore not paying us the $12.5 million option maintenance fee due on IND clearance for the first collaboration program, described above.  Consequently, the U.S. clinical development and commercialization rights to the other three collaboration programs remain owned by us, without any further option to Celgene.  For any products resulting from these three programs, Celgene will own ex-U.S. development and commercialization rights and will be obligated to pay us development and regulatory contingent payments and tiered royalties ranging from mid to high single digit percentage.

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

As described in Note 2 to our Condensed Financial Statements, on January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $10.3 million cumulative effect of adoption as a reduction to the opening accumulated deficit balance. Revenue for the three months ended March 31,2018 was recorded under ASC 605, while revenue for the three months ended March 31, 2019 was recorded under ASC 606. If we had continued to use ASC 605 during 2019, revenue would have been $7.6 million in the three months ended March 31, 2019, as compared to the $8.6 million actually recorded for the period.

Collaboration revenue

We derive revenue from collaboration arrangements, under which we may grant licenses to our collaboration partners to further develop and commercialize our proprietary product candidates. We may also perform research and development activities under the collaboration agreements. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and other contingent payments, and royalties based on net sales of approved products. Additionally, the collaborations may provide options for the customer to acquire from our materials and reagents, clinical product supply or additional research and development services under separate agreements.

We assess which activities in the collaboration agreements are considered distinct performance obligations that should be accounted for separately. We develop assumptions that require judgement to determine whether the license to our intellectual property is distinct from the research and development services or participation in activities under the collaboration agreements.

At the inception of each agreement, we determine the arrangement transaction price, which includes variable consideration, based on the assessment of the probability of achievement of future milestones and contingent payments and other potential consideration.

For arrangements that include multiple performance obligations, we allocate the transaction price to the identified performance obligations based on the standalone selling price, or SSP, of each distinct performance obligation. In instances where SSP is not directly observable, we develop assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. These key assumptions may include full-time equivalent, or FTE, personnel effort, estimated costs, discount rates and probabilities of clinical development and regulatory success.

Upfront Payments: For collaboration arrangements that include a nonrefundable upfront payment, if the license fee and research and development services cannot be accounted for as separate performance obligations, the transaction price is deferred and recognized as revenue over the expected period of performance using a cost-based input methodology. We use judgement to assess the pattern of delivery of the performance obligation.  In addition, amounts paid in advance of services being rendered may result in an associated financing component to the upfront payment.  Accordingly, the interest on such borrowing cost component will be recorded as interest expense and revenue, based on an appropriate borrowing rate applied to the value of services to be performed by us over the estimated service performance period.

License Grants: For collaboration arrangements that include a grant of a license to our intellectual property, we consider whether the license grant is distinct from the other performance obligations included in the arrangement. For licenses that are distinct, we recognize revenues from nonrefundable, upfront payments and other consideration allocated to the license when the license term has begun and we have provided all necessary information regarding the underlying intellectual property to the customer, which generally occurs at or near the inception of the arrangement.

Milestone and Contingent Payments: At the inception of the arrangement and at each reporting date thereafter, we assess whether it should include any milestone and contingent payments or other forms of variable consideration in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, the associated milestone value is included in the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Since milestone and contingent payments may become payable to us upon the initiation of a clinical study or filing for or receipt of regulatory approval, we review the relevant facts and circumstances to determine when we should update the transaction price, which may occur before the triggering event. When we update the transaction price for milestone and contingent payments, we allocate the changes in the total transaction price to each performance obligation in the agreement on the same basis as the initial allocation. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment, which may result in recognizing revenue for previously satisfied performance obligations in such period. Our collaborators generally pay milestones and contingent payments subsequent to achievement of the triggering event.

Research and development services: For amounts allocated to our research and development obligations in a collaboration arrangement, we recognize revenue over time using a cost-based input methodology, representing the transfer of goods or services as activities are performed over the term of the agreement.

Materials Sales: We provide materials and reagents, clinical materials and services to certain of our collaborators under separate agreements. The consideration for such services is generally based on FTE personnel effort used to manufacture those materials reimbursed at an agreed upon rate in addition to agreed-upon pricing for the provided materials. The amounts billed are recognized as revenue as the performance obligations are met by us.

Our revenue recognition policies under ASC 605 are described in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

	Three Months Ended March 31,
	2019	2018
Internal costs:
Research and drug discovery	$4,445	$3,677
Process and product development	2,421	2,038
Manufacturing	4,900	3,996
Clinical development	430	291
Total internal costs	12,196	10,002
External Program Costs:
Research and drug discovery	225	235
Toxicology and translational science	480	509
Process and product development	89	89
Manufacturing	913	1,521
Clinical development	1,277	726
Total external program costs	2,984	3,080
Total research and development expenses	$15,180	$13,082

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

Interest Expense and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs. Additionally, under ASC 606, the Company identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment.

Other expense, net in the three months ended March 31, 2019 primarily includes increases from the remeasurement of our derivative liability. In the three months ended March 31, 2018, the remeasurement of our liabilities related to our redeemable convertible preferred stock warrants was zero. We adjusted the liability for changes in estimated fair value until the earlier of the exercise of the warrants, expiration of the warrants, or conversion of the redeemable convertible preferred stock warrants upon the completion of our IPO, into common stock warrants. With the completion of our IPO on October 1, 2018, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in-capital and we will no longer record any related periodic fair value adjustments.

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,			Change
	2019	2018	Change	(%)
	(dollars in thousands)
Revenues (including amounts from related parties of $4,916 during the three months ended March 31, 2019, and $4,084 during the three months ended March 31, 2018)	$8,629	$5,793	$2,836	49%
Operating expenses
Research and development	15,180	13,082	2,098	16%
General and administrative	7,715	4,414	3,301	75%
Total operating expenses	22,895	17,496	5,399	31%
Loss from operations	(14,266)	(11,703)	(2,563)	22%
Interest income	1,176	40	1,136	*
Interest and other expense, net	(1,160)	(383)	(777)	*
Net loss	$(14,250)	$(12,046)	$(2,204)	18%

*	Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended March 31,			Change
	2019	2018	Change	(%)
	(dollars in thousands)
Celgene Corporation (“Celgene”) (1)	$1,575	$4,084	$(2,509)	(61)%
Merck Sharp & Dohme Corporation (“Merck”)—related party	4,635	-	4,635	*
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	2,138	1,709	429	25%
SutroVax—related party	281	-	281	*
Total revenue	$8,629	$5,793	$2,836	49%

(1)	Celgene was a related party during the three months ended March 31, 2018 as it held more than 10% of our common stock for the periods presented until the closing of our IPO on October 1, 2018.

*	Percentage not meaningful

Under ASC 606, total revenue increased by $2.8 million, or 49%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due primarily to the inception of the 2018 Merck Agreement which added revenue of $4.6 million, of which $0.5 million represents additional revenue earned under ASC 606, along with a $0.9 million increase in revenue related to the financing component to the upfront payment.  Further, supply and other revenue from SutroVax increased by $0.3 million, and due to the adoption of ASC 606, the Company recorded an additional $0.3 million in license fee and research development services from EMD Serono. This was offset by a $2.5 million decrease in option fees, research and development services, and clinical materials and services from Celgene, of which $0.7 million was due to the change from ASC 605 to ASC 606.

Research and Development Expense

Research and development expense increased by $2.1 million, or 16%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was due primarily to increases of $1.5 million in compensation-related expenses due to higher headcount and $1.0 million in preclinical research and clinical development expenses, of which $0.5 million was related to external clinical trial services for STRO-001 and STRO-002.

General and Administrative Expense

General and administrative expense increased by $3.3 million, or 75%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  The increase was due primarily to increases of $2.4 million in personnel-related expenses, $0.5 million in legal, insurance and external audit fees, and $0.2 million in licenses and other fees associated with being a public company.

Interest Income

Interest income increased by $1.1 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due primarily to a higher cash balance resulting from the proceeds from the Series E financing, the upfront payment received under the 2018 Merck Agreement, and combined net proceeds from the completion of our IPO and the private placement of common stock to Merck.

Interest Expense and Other Expense, Net

Interest expense and other expense, net increased by $0.8 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due primarily to interest expense associated with a financing component under ASC 606 related to the 2018 Merck Agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred net losses, except for 2016, and negative cash flows from operations. Prior to our IPO, our operations have been financed primarily by payments received from our collaborators, net proceeds from the sale and issuance of our preferred stock, and debt proceeds. As of March 31, 2019, we had $184.3 million in cash, cash equivalents and marketable securities, and outstanding debt of $14.3 million, which is net of $0.2 million unamortized debt discount, and an accumulated deficit of $154.3 million.

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

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, marketing and distribution arrangements, or other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay, reduce the scope of or suspend one or more of our preclinical and clinical studies, research and development programs or commercialization efforts, and may necessitate us to delay, reduce or terminate planned activities in order to reduce costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(20,145)	$(15,010)
Cash used in investing activities	(78,079)	(364)
Cash used in financing activities	(458)	(14)
Decrease in cash and cash equivalents	$(98,682)	$(15,388)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2019 was $20.1 million.  Our net loss of $14.3 million was decreased by non-cash charges of $2.3 million for stock-based compensation and $1.1 million for depreciation and amortization, which were offset partially by a $0.6 million increase in the accretion of discount on our marketable securities and a $0.1 million reduction of the liability attributable to the arrangement with The Leukemia & Lymphoma Society. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $8.7 million, due to a decrease in our deferred revenue balance of $5.3 million from revenue recognized under our collaboration agreements, a decrease of $3.7 million in accrued compensation expense primarily due to bonuses paid in connection with certain goal achievements, and an increase in accounts receivable of $0.8 million from higher research and development services revenues from our collaborators.  This was offset partially by a decrease in $0.3 million in prepaid expenses and other current assets, a $0.5 million increase in accounts payable due to timing of payments, and a 0.4 million increase in other liabilities of which $0.3 million was contributions received from participants of our employee stock purchase plan offset against $0.7 million in purchases made from our employee stock purchase plan.

Cash used in operating activities for the three months ended March 31, 2018 was $15.0 million.  Our net loss of $12.0 million was decreased by non-cash charges of $1.2 million for depreciation and amortization and $0.3 million for stock-based compensation. Cash used in operating activities reflected a net decrease in operating assets and liabilities of $4.5 million, primarily due to a decrease in our deferred revenue balance of $2.7 million from the recognition of revenue from our collaboration agreements, an increase in accounts receivables of $2.5 million due to higher research and development services revenues from our collaborators, and a decrease in accounts payable of $0.2 million due to timing of payments.  This was offset partially by an increase in $0.1 million in prepaid expenses and other current assets primarily due to payments made to contract research organizations related to STRO-001, and an increase of $1.0 million in accrued bonus compensation driven primarily by higher headcount.

Cash Flows from Investing Activities

Cash used in investing activities of $78.1 million for the three months ended March 31, 2019 was primarily related to purchases of marketable securities of $119.1 million and purchases of property and equipment of $0.3 million, principally for laboratory and manufacturing equipment, offset partially by maturities and sales of marketable securities of $41.3 million.

Cash used in investing activities of $0.4 million for the three months ended March 31, 2018 was primarily related to purchases of property and equipment, principally for laboratory and manufacturing equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash used in financing activities of $0.5 million for the three months ended March 31, 2019 was related to commencement of the repayment of the August 2017 Loan in March 2019.

Cash used in financing activities of $14,000 for the three months ended March 31, 2018 was primarily related to the $52,000 payment of deferred offering costs in connection with our IPO, offset by proceeds of $38,000 from the issuances of common stock from the exercise of stock options.

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

Other than as the result of the adoption of the new revenue recognition guidance under ASC 606 as described in Note 2, Adoption of New Accounting Principles, to our Condensed Financial Statements, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a)  in which we have total annual gross revenues of at least $1.07 billion, or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period and (3) December 31, 2023.

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

We had cash, cash equivalents and marketable securities $184.3 million and $204.5 million as of March 31, 2019 and December 31, 2018, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not believe that our cash, cash equivalents or marketable securities have a significant risk of default or illiquidity.

As of March 31, 2019, and December 31, 2018, we had $14.3 million and $14.7 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar LIBOR plus 6.40% and has a maturity date of August 1, 2021. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, evaluating the safety of our first and second clinical stage product candidates, STRO-001 and STRO-002, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of March 31, 2019, had an accumulated deficit of 154.3 million. For the three months ended March 31, 2019 and the year ended December 31, 2018, our net loss was $14.3 million and $35.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two product candidates STRO-001, our initial clinical program, and STRO-002, our second clinical program, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2019, we had $184.3 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•	the costs associated with the development of our internal manufacturing facility and processes;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•	the timing and amount of milestone and other payments we may receive under our collaboration agreements;
•	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•	the costs of manufacturing our product candidates and those of our collaborators using our proprietary XpressCF™ Platform;
•	the cost and timing of regulatory approvals;
•	the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

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

Additionally, we have created a benchmark folate receptor-alpha, or FolRα targeting antibody-drug conjugate, or ADC, using conventional technology that results in a heterogeneous ADC mixture. We have compared STRO-002 to this benchmark molecule in multiple preclinical models. We believe the results of these tests help us understand how the therapeutic index of STRO-002 compares to competitors. However, we cannot be certain that our benchmark molecule is the same as the molecule we are attempting to recreate, and the results of the tests comparing our benchmark molecule to STRO-002 may be different than the actual results of a head-to-head test of STRO-002 against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of STRO-002 and to understand its therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

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

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. Moreover, if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. For example, in January 2019, Bristol-Myers

Squibb announced the entry into a definitive agreement to acquire Celgene, with the intent of creating a leading focused specialty biopharma company. Celgene and Bristol-Myers Squibb stockholders voted to approve the combination of the two companies in April 2019. The transaction is expected to complete in the third quarter of 2019, subject to customary closing conditions and regulatory approvals. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have entered into collaborations with other biotechnology companies to develop several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. Substantially all of our revenue to date has been derived from our existing collaboration agreements with Merck, Celgene and EMD Serono, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene was advancing four preclinical collaboration programs, one of which is an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma.  Celgene has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA recently cleared the IND application.  Celgene has decided to not retain the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Celgene is therefore not paying us the $12.5 million option maintenance fee due on IND clearance for the first collaboration program, described above.  Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If we or our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

As of March 31, 2019, we had 154 full-time employees.  As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and have just begun our first clinical trials for our first two product candidates. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As we are conducting clinical trials of our product candidates, we may be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. While we currently have product liability insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels prior to later stages of clinical development or marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our CROs or other contractors or consultants we may utilize to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We are also aware of publicly disclosed security breaches at certain third-parties on which we rely, although we have not been informed of any resulting breach to our data.  If such an event were to occur, whether to us or a third-party on which we rely, and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability

Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations, financial condition and prospects.

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

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the

FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this new accounting standard as of January 1, 2019. Any difficulties in implementing this guidance could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Additionally, the implementation of this guidance or a change in other principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change.  Furthermore, we have adopted Topic 606 through the modified retrospective method. This will impact the comparability of our financial results which might lead investors to draw incorrect conclusions which could harm investor interest in holding or purchasing our equity.

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

We commenced a Phase 1 clinical trial of STRO-001, an ADC directed against CD74, for certain cancers in April 2018 and commenced a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission with the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

Based on the beneficial ownership of our common stock as of March 31, 2019, our executive officers, directors and affiliates beneficially owned 38.0% of our outstanding voting stock.  As a result, these stockholders, if acting together, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

None

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*

This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUTRO BIOPHARMA, INC.

Date: May 15, 2019	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: May 15, 2019	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer