Form 10-Q
period 2019-06-30
SUTRO BIOPHARMA, INC.
filed 2019-08-14
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-38662

SUTRO BIOPHARMA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-0926186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 Utah Avenue, Suite 150 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 392-8412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	STRO	Nasdaq Global Market

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

As of August 8, 2019, the registrant had 22,927,863 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$19,390	$125,298
Marketable securities—current	133,774	79,194
Accounts receivable, net (including amounts from related parties of $907 and $959 as of June 30, 2019 and December 31, 2018, respectively)	6,500	2,489
Prepaid expenses and other current assets	2,559	2,965
Total current assets	162,223	209,946
Property and equipment, net	9,273	10,934
Marketable securities, non—current	15,062	—
Other long-term assets	2,239	2,244
Restricted cash	15	15
Total assets	$188,812	$223,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,516	$3,061
Accrued compensation	3,565	6,217
Deferred revenue—current	21,380	21,574
Debt—current	5,806	4,724
Other current liabilities	832	847
Total current liabilities	36,099	36,423
Deferred revenue, non—current	25,577	44,599
Deferred rent	456	476
Debt—non-current	7,000	10,000
Other noncurrent liabilities	125	102
Total liabilities	69,257	91,600
Stockholders’ equity:
Common stock, $0.001 par value — 300,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 22,927,203 and 22,848,184 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	23	23
Additional paid-in-capital	287,363	281,891
Accumulated other comprehensive gain (loss)	213	(47)
Accumulated deficit	(168,044)	(150,328)
Total stockholders’ equity	119,555	131,539
Total liabilities and stockholders’ equity	$188,812	$223,139

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues (including amounts from related parties of $5,497 and $10,413 during the three and six months ended June 30, 2019, respectively, and $3,737 and $7,821 during the three and six months ended June 30, 2018, respectively)	$10,525	$5,704	$19,154	$11,497
Operating expenses
Research and development	16,143	13,751	31,323	26,833
General and administrative	8,067	4,041	15,782	8,455
Total operating expenses	24,210	17,792	47,105	35,288
Loss from operations	(13,685)	(12,088)	(27,951)	(23,791)
Interest income	1,124	40	2,300	80
Interest and other expense, net	(1,232)	507	(2,392)	124
Net loss	$(13,793)	$(11,541)	$(28,043)	$(23,587)
Net loss per share, attributable to common stockholders, basic and diluted	$(0.60)	$(24.17)	$(1.22)	$(49.90)
Weighted-average shares used in computing net loss per share attributable to common stockholders	22,926,390	477,521	22,895,902	472,647

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(13,793)	$(11,541)	$(28,043)	$(23,587)
Other comprehensive income (net of tax):
Unrealized gain on available-for-sale securities	157	—	260	—
Comprehensive loss	$(13,636)	$(11,541)	$(27,783)	$(23,587)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balances at December 31, 2018	22,848,184	$23	$281,891	$(47)	$(150,328)	$131,539
Exercise of common stock options	8,347	—	42	—	—	42
Issuance of common stock under Employee Stock Purchase Plan	68,910	—	671	—	—	671
Stock-based compensation expense	—	—	2,286	—	—	2,286
Net unrealized gain on available-for- sale securities	—	—	—	103	—	103
Adoption of new accounting standards					10,327	10,327
Net loss	—	—	—	—	(14,250)	(14,250)
Balances at March 31, 2019	22,925,441	$23	$284,890	$56	$(154,251)	$130,718
Exercise of common stock options	1,762	—	10	—	—	10
Stock-based compensation expense	—	—	2,463	—	—	2,463
Net unrealized gain on available-for- sale securities	—	—	—	157	—	157
Net loss	—	—	—	—	(13,793)	(13,793)
Balances at June 30, 2019	22,927,203	$23	$287,363	$213	$(168,044)	$119,555

					Note		Accumulated
	Redeemable Convertible				Receivable	Additional	Other		Total
	Preferred Stock		Common Stock		from	Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2017	173,750,421	$102,505	465,330	$—	$(208)	$6,218	$—	$(115,011)	$(109,001)
Exercise of common stock options	—	—	6,619	—	—	38	—	—	38
Stock-based compensation expense	—	—	—	—	—	249	—	—	249
Vesting of early exercised shares	—	—	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	—	—	(12,046)	(12,046)
Balances at March 31, 2018	173,750,421	$102,505	471,949	$—	$(208)	$6,519	$—	$(127,057)	$(120,746)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $168	—	33,215	—	—	—	—	—	—	—
Exercise of common stock options	—	—	7,428	—	—	36	—	—	36
Stock-based compensation expense	—	—	—	—	—	232	—	—	232
Net loss	—	—	—	—	—	—	—	(11,541)	(11,541)
Balances at June 30, 2018	173,750,421	$135,720	479,377	$—	$(208)	$6,787	$—	$(138,598)	$(132,019)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(28,043)	$(23,587)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,329	2,285
Accretion of discount on marketable securities	(1,263)	–
Stock-based compensation	4,749	481
Change in estimated fair value of the liability attributable to a research, development and commercialization agreement	(123)	–
Revaluation of redeemable convertible preferred stock warrant liability	–	(907)
Loss on disposal of property and equipment	243	35
Other	116	(36)
Changes in operating assets and liabilities:
Accounts receivable	(4,011)	(1,560)
Prepaid expenses and other assets	406	(261)
Accounts payable	1,309	(650)
Accrued compensation	(2,652)	440
Other liabilities	103	90
Deferred rent	(20)	37
Deferred revenue	(8,889)	(5,322)
Net cash used in operating activities	(35,746)	(28,955)
Investing activities
Purchases of marketable securities	(147,370)	–
Maturities of marketable securities	72,250	–
Sales of marketable securities	7,000	–
Purchases of property and equipment	(765)	(400)
Net cash used in investing activities	(68,885)	(400)
Financing activities
Payment of deferred offering costs	–	(534)
Payments of debt	(2,000)	–
Proceeds from exercise of common stock options	52	74
Proceeds from employee stock purchase plan	671	–
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	–	33,215
Net cash (used in) provided by financing activities	(1,277)	32,755
Net (decrease) increase in cash, cash equivalents and restricted cash	(105,908)	3,400
Cash, cash equivalents and restricted cash at beginning of period	125,313	22,035
Cash, cash equivalents and restricted cash at end of period	$19,405	$25,435
Supplemental disclosure of cash flow information:
Cash paid for interest	$633	$616
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$146	$37
Deferred initial public offering costs included in accounts payable	$–	$654
Embedded interest associated with program fees	$1,717	$–

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

1. Organization and Principal Activities

Description of Business

Sutro Biopharma, Inc. (the “Company”) is a clinical stage drug discovery, development and manufacturing company focused on leveraging its integrated cell-free protein synthesis and site-specific conjugation platform, XpressCF+™, to create a broad variety of optimally designed, next-generation protein therapeutics for cancer and autoimmune disorders. The Company was incorporated on April 21, 2003 and is headquartered in South San Francisco, California.

The Company operates in one business segment, the development of biopharmaceutical products.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2019, there was an accumulated deficit of $168.0 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and costs to operate as a public company.

As of June 30, 2019, the Company had unrestricted cash, cash equivalents and marketable securities of $168.2 million, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of June 30, 2019 will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of its unaudited interim condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2018 condensed balance sheet was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2018.

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

Upon adoption of ASC 606, the Company used the practical expedients to analyze only those contracts that were still active contracts as of January 1, 2019 and evaluated those contracts based on the cumulative contract modifications through that date. The Company does not believe that the use of the practical expedients has or will have a material impact on its transition adjustment or its prospective accounting. The Company adopted ASC 606 on a modified retrospective basis under which it recognized the cumulative effect of adoption of $10.3 million as a transition adjustment to reduce opening accumulated deficit; therefore, the periods prior to the adoption date of ASC 606 have not been restated. If the Company had continued to use ASC 605 during 2019, revenue would have been $11.4 million and $19.1 million in the three and six months ended June 30, 2019, respectively, as compared to the $10.5 million and $19.2 million reported in the three and six months ended June 30, 2019, respectively.

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

The impact of the adoption of ASC 606 on select unaudited condensed balance sheet and condensed statement of operations line items as of and for the six months ended June 30, 2019 were as follows:

	As of and for the six months ended June 30, 2019 (in thousands)
	As reported	Adjustments Increase /(Decrease)	Balances without the Adoption of Topic 606
Condensed Balance Sheet Data
Deferred revenue, current	21,380	(4,039)	25,419
Deferred revenue, non-current	25,577	(4,700)	30,277
Total liabilities	69,257	(8,739)	77,996
Accumulated deficit	(168,044)	(8,739)	(176,783)

Condensed Statement of Operations data
Revenues	19,154	101	19,053
Interest and other expense, net	(2,392)	1,708	(684)
Net loss	(28,043)	1,607	(26,436)

Nonemployee Share-Based Payment

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Some of the areas of simplification apply only to nonpublic entities. The Company adopted this guidance on January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service. For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in ASC Topic 808, Collaborative Arrangements (Topic 808) to the unit of account guidance in Topic 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. ASU 2018-18 is effective for the Company for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2018-18 on the Company’s condensed financial statements.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The guidance is effective for nonpublic business entities for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC842 will be effective for the Company on January 1, 2020. Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company expects to elect this transition method at the adoption date of January 1, 2020. The Company is currently evaluating the impact of adopting this guidance on the Company’s financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	June 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$19,390	$25,420
Restricted cash	15	15
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$19,405	$25,435

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

Materials Supply: The Company provides materials and reagents, clinical materials and services to certain of its collaborators under separate agreements. The consideration for such services is generally based on FTE personnel effort used to manufacture those materials reimbursed at an agreed upon rate in addition to agreed-upon pricing for the provided materials. The amounts billed are recognized as revenue as the performance obligations are met by the Company.

The Company’s revenue recognition policies under ASC 605 are described in the Annual Report on Form 10-K for the year ended December 31, 2018.

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$17,209	$17,209	$–	$–
Commercial paper	38,810	–	38,810	–
Corporate debt securities	50,609	–	50,609	–
Asset-backed securities	32,515	–	32,515	–
U.S. government agency securities	26,902	–	26,902	–
Total	$166,045	$17,209	$148,836	–

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$116,202	$116,202	$–	$–
Commercial paper	26,625	–	26,625	–
Corporate debt securities	11,774	–	11,774	–
Asset-backed securities	16,899	–	16,899	–
U.S. government agency securities	23,896	–	23,896	–
Total	$195,396	$116,202	$79,194	$–

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

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	June 30, 2019
	Amortized Cost Basis	Unrealized Gains	Fair Value
	(in thousands)
Money market funds	$17,209	$–	$17,209
Commercial paper	38,810	–	38,810
Corporate debt securities	50,517	92	50,609
Asset-based securities	32,447	68	32,515
U.S. government agencies	26,850	52	26,902
Total	165,833	212	166,045
Less amounts classified as cash equivalents	(17,209)	–	(17,209)
Total marketable securities	$148,624	$212	$148,836

	December 31, 2018
	Amortized Cost Basis	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$116,202	$–	$116,202
Commercial paper	26,625	–	26,625
Corporate debt securities	11,795	(21)	11,774
Asset-based securities	16,920	(21)	16,899
U.S. government agencies	23,901	(5)	23,896
Total	195,443	(47)	195,396
Less amounts classified as cash equivalents	(116,202)	–	(116,202)
Total marketable securities	$79,241	$(47)	$79,194

As of June 30, 2019, $15.1 million of marketable securities had maturities of more than one year and are classified as long-term assets.  As of December 31, 2018, no marketable securities had maturities of more than one year.

There were $13.0 million and $52.6 million investments in an unrealized loss position as of June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019 and 2018 we did not record any other-than-temporary impairment charges on our available-for-sale securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk, but were primarily associated with changes in interest rates. Based on the scheduled maturities of our investments and our determination that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis, we concluded that the unrealized losses in our investment securities were not other-than-temporary.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements with various pharmaceutical and biotechnology companies. As described in Note 2, on January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, which supersedes the guidance in ASC 605, Revenue Recognition. The Company recognized revenue under ASC 606 for the three and six months ended June 30, 2019 and under ASC 605 for the three and six months ended June 30, 2018. In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Celgene Corporation (“Celgene”) (1)	$1,670	$2,835	$3,245	$6,919
Merck Sharp & Dohme Corporation (“Merck”)—related party	5,497	–	10,132	–
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	3,358	1,967	5,496	3,676
SutroVax—related party	–	902	281	902
Total revenue	$10,525	$5,704	$19,154	$11,497

(1)

Celgene was a related party during the three and six months ended June 30, 2018 as it held more than 10% of the Company’s common stock for the periods presented until the IPO closed on October 1, 2018.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the six months ended June 30, 2019:

Six Months Ended June 30, 2019
(in thousands)
Deferred revenue—December 31, 2018	$66,173
Transition adjustment related to adoption of ASC 606	(10,327)
Additions to deferred revenue	2,074
Recognition of revenue in current period	(10,963)
Deferred revenue—June 30, 2019	$46,957

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied. The Company expects to recognize approximately $21.4 million of deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the three and six months ended June 30, 2019, except as described below.

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

In May 2019, the U.S. Food and Drug Administration cleared the investigational new drug (“IND”) application for the BCMA ADC, which was discovered and manufactured by the Company and is the first collaboration program IND.  Celgene has worldwide development and commercialization rights with respect to the BCMA ADC.  The Company will continue to be responsible for clinical supply manufacturing and certain development services for the BCMA ADC and is eligible to receive from Celgene aggregate development and regulatory contingent payments of up to $275.0 million, if approved in multiple indications, and tiered royalties ranging from mid to high single digit percentages on worldwide sales of any resulting commercial products.

With respect to the remaining three collaboration programs (BCMA-CD3, PD1-LAG3 and PD1-TIM3), during the second quarter of 2019 Celgene notified the Company that it decided not to exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene was not required to pay the Company the $12.5 million option maintenance fee that would have been due upon IND clearance for the first collaboration program, as described above.  Consequently, the U.S. clinical development and commercialization rights to the other three collaboration programs remain owned by the Company, without any further option to Celgene.  For any products resulting from these three collaboration programs, Celgene will own ex-U.S. development and commercialization rights and will be obligated to pay the Company development and regulatory contingent payments and tiered royalties ranging from mid to high single digit percentages.

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

Given the modification of the Celgene Agreement in 2017, the Company determined that the remaining deferred revenue balance of $8.2 million as of the date of the modification, related to certain prior Celgene payments to the Company, together with the $12.5 million option fee payment received in August 2017, would comprise the transaction price of $20.7 million to be allocated on a relative basis among the Company’s performance obligations based on the Company’s best estimate of each SSP or fair value. The Company identified the three performance obligations relating to the Celgene Agreement as: (1) access by Celgene to worldwide development and commercialization rights on the first collaboration program to achieve IND clearance; (2) the Company’s estimated future services on the collaboration Joint Steering Committee (“JSC”); and (3) Celgene’s use of certain technology and the option to acquire worldwide development and commercialization rights to a second collaboration program.

Based on its estimated SSP, relative to the total estimated SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $8.2 million, which performance obligation was satisfied as of the modification date of the Celgene Agreement, as the BCMA ADC program was the most advanced of the four collaboration programs and estimated by the Company to be the one for which Celgene would first achieve IND clearance and gain worldwide development and commercialization rights. The second and third performance obligations identified above were unsatisfied as of the modification date of the Celgene Agreement.  The Company determined the portion of the transaction price to be allocated to the JSC performance obligation was $0.2 million. Revenue related to such performance obligation will be recognized by the Company over the estimated period during which it will perform its JSC services.  The Company determined that the portion of the transaction price to be allocated to the third performance obligation, which provided Celgene with an option to acquire worldwide development and commercialization rights to a second collaboration program, was $12.3 million.  Although Celgene decided not to exercise this option, the Company still has the continuing performance obligation to provide Celgene access to the Company’s technology.  As such, the Company’s revenue related to such performance obligation will continue to be recognized over the period from August 2017 through September 2020, the estimated term of the use of the technology.

Upon the adoption of ASC 606 on January 1, 2019, the Company recorded a $4.5 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.  For the three and six months ended June 30, 2019, the Company recognized approximately $1.1 million and $2.2 million, respectively, of revenue under ASC 606.  For the three and six months ended June 30, 2018, the Company recognized approximately $1.2 million and $3.4 million, respectively, of revenue under ASC 605.

As of June 30, 2019 and December 31, 2018, there was $7.0 million and $11.4 million, respectively, of deferred revenue related to payments received by the Company under the Celgene Agreements. As of June 30, 2019 and December 31, 2018, the Company had $0.1 million and $0.6 million, respectively, of receivables from Celgene related to the Celgene Agreement, which are included in accounts receivable on the balance sheet.

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

Upon adoption of ASC 606 on January 1, 2019, this was deemed a modification of the arrangement and the consideration terms were at fair value and materials are to be provided on an as agreed upon basis.  Accordingly, the Company will recognize revenue upon the performance of such services.

For the three and six months ended June 30, 2019, the Company earned $0.6 million and $1.0 million, respectively, under the 2018 Celgene Master Services Agreement.  For the three and six months ended June 30, 2018, the Company earned $1.7 million and $3.6 million, respectively, under the 2018 Celgene Master Services Agreement.

As of June 30, 2019 and December 31, 2018, the Company had $ 2.6 million and zero, respectively, of receivables from Celgene related to the Celgene Master Services Agreement, which are included in accounts receivable on the balance sheet.

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

Additionally, under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment, and has calculated total interest of $7.2 million as of June 30, 2019 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as revenue over the estimated service period for the first and second target programs.

For the three and six months ended June 30, 2019, the Company recognized revenue of $3.8 million and $6.7 million, respectively, associated with the $60.0 million upfront payment, $0.8 million and $1.7 million, respectively, related to the interest component described above, and $0.9 million and $1.7 million, respectively, for FTE funding provided by Merck.

Upon adoption of ASC 606 on January 1, 2019, the Company recorded a $6.3 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.

As of June 30, 2019 and December 31, 2018, there was $39.9 million and $53.0 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.  As of both June 30, 2019 and December 31, 2018, the Company had $0.9 million of receivables from Merck related to the 2018 Merck Agreement, which are included in accounts receivable on the balance sheet.

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

Upon adoption of ASC 606 on January 1, 2019, the Company identified a single performance obligation under the MDA Agreement, which consists of the technology license, research and development activities and JSC participation over the estimated period of the agreement, as each are interrelated and not distinct within the overall context of the agreement. The transaction price of $20.0 million is being recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance occurring over the estimated service period of the agreement, from June 2014 through May 2019.

The Company recorded a $0.6 million adjustment to increase its deferred revenue for performance obligations that were unsatisfied in prior periods, with the corresponding adjustment being an increase to the Company’s accumulated deficit.

For the three and six months ended June 30, 2019, the Company earned $3.4 million and $5.5 million, respectively, from EMD Serono, of which $1.5 million and $1.5 million, respectively, are from a new supply agreement. For the three and six months ended June 30, 2018, the Company earned $2.0 million and $3.7 million, respectively, under the MDA Agreement. As of June 30, 2019 and December 31, 2018, there was zero and $1.7 million, respectively, of deferred revenue related to payments received by the Company under the MDA Agreement.  As of June 30, 2019 and December 31, 2018, the Company had $2.8 million and $0.9 million, respectively, of receivables from EMD Serono, which are included in accounts receivable on the balance sheet.

SutroVax, Inc. Supply Agreement – Related Party

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with SutroVax, Inc., (“SutroVax”), wherein SutroVax engaged the Company to supply extracts and custom reagents, as requested by SutroVax. The pricing is based on an agreed upon cost plus arrangement. For the three and six months ended June 30, 2019, the Company recognized revenue of zero and $0.3 million under the Supply Agreement. As of June 30, 2019 and December 31, 2018, the Company had $14,000 and $49,000 in receivables, respectively, from SutroVax related to the Supply Agreement, which is included in accounts receivable on the balance sheet.

Upon adoption of ASC 606 on January 1, 2019, as the Company has a right to consideration from SutroVax in an amount that corresponds directly with the value of the Company’s supplied extracts and custom reagents, the Company’s sales of extracts and custom reagents in discrete unit form are recognized as revenue at the time when such supplies are shipped to SutroVax, in line with the “right to invoice” practical expedient in ASC 606.

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

As of June 30, 2019, the Company has classified $5.8 million of the outstanding debt balance as current and $7.0 million as non-current, which reflects the scheduled repayment terms under the August 2017 Loan.

The interest charges on the loan are based on a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus 6.40%. For the six months ended June 30, 2019, the average interest rate was 8.88%.  In addition, the Company will make a final payment equal to 3.83% of the original principal amount of the loan, or $0.6 million, which is being accrued over the term of the loan using the effective-interest method. As of June 30, 2019, total interest expense accrued was $0.4 million.

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

During the three months ended June 30, 2019 and 2018, the Company recorded interest expense related to this loan of $0.3 million and $0.3 million, respectively, and interest related to the accretion of debt discount of $85,000 and $86,000, respectively.  During the six months ended June 30, 2019 and 2018, the Company recorded interest expense related to this loan of $0.6 million and $0.6 million, respectively, and interest related to the accretion of debt discount of $175,000 and $168,000, respectively.

7. Related-Party Transactions

Upon the Company’s IPO, Celgene’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting October 1, 2018, the Company ceased to reflect balances and transactions associated with Celgene as a related party in its financial statements. Transactions with Celgene for the three and six months ended June 30, 2019 and 2018, respectively, are described in Note 5.

Related party transactions with Merck, which owned 11.9% of the Company’s outstanding equity interest both as of June 30, 2019 and December 31, 2018, are described in Note 5.

Investment in SutroVax, Inc. (“SutroVax”)

In December 2013, the Company and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for a new company, SutroVax. SutroVax leverages the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF™, to develop novel vaccines for a broad range of disease targets. The Company had $14,000 and $49,000 in receivables due from SutroVax as of June 30, 2019 and December 31, 2018, respectively, which were included in accounts receivable on the condensed balance sheet.

As of both June 30, 2019 and December 31, 2018, the Company held a 5.6% common stock ownership interest in SutroVax, on a fully-diluted basis, with a carrying value of zero and was accounted for under the cost method.

SutroVax qualifies as a variable interest entity. However, the Company maintains only shared power to direct the activities that most significantly impact the performance of SutroVax. Therefore, the Company is not considered the primary beneficiary and consolidation is not required.

See Note 5, SutroVax, Inc. Supply Agreement for discussion of the supply arrangement entered into with SutroVax in May 2018 and related revenue recognized for the three and six months ended June 30, 2019.

8. Stockholders’ (Deficit) Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company had reserved common stock, on an if-converted basis, for issuance as follows:

	June 30, 2019	December 31, 2018
Common stock options issued and outstanding	3,903,653	3,111,718
Common stock awards issued and outstanding	458,190	311,240
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	2,717,022	2,525,610
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	389,571	230,000
Warrants to purchase common stock	71,813	71,813
Total	7,540,249	6,250,381

Preferred Stock

Effective October 30, 2018, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of June 30, 2019.

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

9. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company has initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 1,142,409 shares on January 1, 2019.  As of June 30, 2019, the Company had 2,717,022 shares available for grant under the 2018 Plan.

The following table summarizes option activity under the Company’s 2004 Plan and 2018 Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2018	3,111,718	$13.74	8.76	$1,088
Granted	885,260	$10.57
Exercised	(10,109)	$5.21
Canceled	(83,216)	$14.80
Balances at June 30, 2019	3,903,653	$13.02	8.50	$2,462

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three and six months ended June 30, 2019, the aggregate intrinsic value of stock options exercised was $9,000 and $55,000, respectively, determined at the date of the option exercise. For the three and six months ended June 30, 2018, the aggregate intrinsic value of stock options exercised was $75,000 and $135,000, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

	Six Months Ended June 30,
	2019	2018
Expected term (in years)	5.03-7.01	6.0
Expected volatility	72.89%-74.89%	56.34%-56.44%
Risk-free interest rate	1.85%-2.55%	2.72-2.73%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three and six months ended June 30, 2019 was $6.79 and $6.97 per share, respectively, and during the six months ended June 30, 2018 was $8.21 per share. The Company did not grant any stock options during the three months ended June 30, 2018.

Restricted Stock Units

During the six months ended June 30, 2019, the Company granted 154,900 shares of restricted common stock, or RSUs, to certain employees. These RSUs will become fully vested over four years in March 2023.  As of June 30, 2019, no RSUs had vested.

A summary of the status and activity of non-vested RSUs at June 30, 2019 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2018	311,240	$15.20
Granted	154,900	$11.45
Canceled	(7,950)	$12.54
Non-vested June 30, 2019	458,190	$13.84

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the six months ended June 30, 2019, the fair value of ESPP shares was estimated using the following assumptions:

Six Months Ended June 30, 2019
Expected term (in years)	0.5
Expected volatility	74.41%
Risk-free interest rate	2.09%
Expected dividend	–

As of June 30, 2019, 68,910 shares had been purchased and 389,571 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

The Company recorded $1.9 million and $3.6 million, respectively, of stock-based compensation expense related to the stock options granted under the Company’s Equity Incentive Plans for the three and six months ended June 30, 2019.  The Company recorded $0.2 million and $0.5 million, respectively, of stock-based compensation expense related to the stock options granted under the Company’s Equity Incentive Plans for the three and six months ended June 30, 2018. The Company recorded $0.6 million and $1.0 million, respectively, of stock-based compensation expense related to the RSUs for the three and six months ended June 30, 2019. The Company recorded none and $0.1 million, respectively, of stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2019. The Company recorded no stock-based compensation expense related to the RSUs and ESPP for the three and six months ended June 30, 2018.

As of June 30, 2019, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $21.4 million and $1.5 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years and 2.4 years, respectively. As of June 30, 2019, there is no unrecognized stock-based compensation expense related to the ESPP.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$442	$47	$853	$95
General and administrative	2,021	185	3,896	386
Total	$2,463	$232	$4,749	$481

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the three and six months ended June 30, 2019 and 2018 was immaterial.

2017 Call Option Plan

In February 2017, the Company adopted a 2017 Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of SutroVax, an unconsolidated investee of the Company. The Company has reserved 450,000 shares of SutroVax common stock as of June 30, 2019 for issuance under the program. The call options vest 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date.

Using the Black-Scholes option-valuation model, the call options are measured at fair value on grant date and at each reporting period prior to their vesting, with cost recognized over the requisite service period as compensation cost. Any changes in the fair value subsequent to the vesting date are recognized in other income (expense), net in the statement of operations.  Call options covering 420,000 shares have been granted with an exercise price of $0.76 per share.  As of June 30, 2019, 315,000 of such options had vested, 210,000 were exercised and 105,000 were outstanding and unvested.  As of December 31, 2018, 210,000 of such options had vested and were exercised and 210,000 were outstanding and unvested.

The amounts recognized as compensation expense related to the 2017 Call Option Plan for the three and six months ended June 30, 2019 were $17,000 and $35,000, respectively.  The amounts recognized as compensation expense related to the 2017 Call Option Plan for the three and six months ended June 30, 2018 were $16,000 and $31,000, respectively.

The amounts recognized as other income (expense) related to the 2017 Call Option Plan for the three and six months ended June 30, 2019 were $3,000 and 7,000, respectively.  The amounts recognized as other income (expense) related to the 2017 Call Option Plan for the three and six months ended June 30, 2018 were $4,000 and $4,000, respectively.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss, basic and diluted	$(13,793)	$(11,541)	$(28,043)	$(23,587)
Net loss	$(13,793)	$(11,541)	$(28,043)	$(23,587)
Denominator:
Shares issued in computing net loss per share, basic and diluted	22,926,390	477,521	22,895,902	472,647
Net loss per share, basic and diluted	$(0.60)	$(24.17)	$(1.22)	$(49.90)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended June 30, 2019 and 2018, because including them would have been antidilutive:

	As of June 30,
	2019	2018
Redeemable convertible preferred stock	–	9,259,852
Common stock options and restricted stock awards issued and outstanding	4,361,843	820,875
Warrants to purchase redeemable convertible preferred stock	–	114,876
Warrants to purchase common stock	71,813	1,099
Total	4,433,656	10,196,702

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.  These forward-looking statements may include, but are not limited to, statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our public offering, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices compliant manufacturing facility. We have the ability to manufacture our cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial. We presented initial safety data in June 2019 and expect to present initial efficacy data by year end 2019. In October 2018, we were granted Orphan Drug Designation by the U.S. Food and Drug Administration, or FDA, for STRO-001 for the treatment of multiple myeloma. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety data expected by year end 2019. We have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA, or Merck, an ADC targeting B-cell maturation antigen, or BCMA, and an immuno-oncology directed alliance with Celgene Corporation, or Celgene, and an oncology-focused collaboration with Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”).

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

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a net loss of $28.0 million and $23.6 million for the six months ended June 30, 2019 and 2018, respectively.  Although we had net income for the year ended December 31, 2016 of $1.7 million, we cannot assure you that we will ever have net income again or that we will generate positive cash flow from operating activities. As of June 30, 2019, we had an accumulated deficit of $168.0 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to increase significantly as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement, receipt and revenue recognition of upfront, milestones and other collaboration agreement payments.

Recent Developments

In June 2019, we presented interim safety data from our ongoing Phase 1 trial of STRO-001.  The ongoing Phase 1, open-label, multicenter, dose escalation trial of STRO-001 is designed to evaluate the safety, tolerability and preliminary anti-tumor activity of STRO-001 in adults with B-cell malignancies. Based on interim data from the trial through May 14, 2019, STRO-001 has been generally well-tolerated. The most common treatment emergent adverse events included fatigue, nausea, chills and infusion reactions, and neither ocular toxicity signals nor anti-drug antibodies were observed. The interim data from the trial included 21 patients and separate dosing cohorts for multiple myeloma (10 patients) and non-Hodgkin lymphoma (11 patients). The data also showed encouraging preliminary anti-tumor activity, including one complete response and one partial response among a cohort of heavily pre-treated patients with recurrent diffuse large B-cell lymphoma.  The trial continues to enroll patients in dose escalation in both multiple myeloma and non-Hodgkin lymphoma cohorts.

Financial Operations Overview

Total Revenue

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Celgene, Merck and EMD Serono, and to a lesser extent, from manufacturing, supply and services and products we provide to Celgene, SutroVax, Inc., or SutroVax, and EMD Serono.

As described in Note 2 to our Condensed Financial Statements, on January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $10.3 million cumulative effect of adoption as a reduction to the opening accumulated deficit balance. Revenue for the three and six months ended June 30,2018 was recorded under ASC 605, while revenue for the three and six months ended June 30, 2019 was recorded under ASC 606. If we had continued to use ASC 605 during 2019, revenue would have been $11.4 million and $19.1 million in the three and six months ended June 30, 2019, respectively, as compared to the $10.5 million and $19.2 million reported in the three and six months ended June 30, 2019, respectively.

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

Materials Supply: We provide materials and reagents, clinical materials and services to certain of our collaborators under separate agreements. The consideration for such services is generally based on FTE personnel effort used to manufacture those materials reimbursed at an agreed upon rate in addition to agreed-upon pricing for the provided materials. The amounts billed are recognized as revenue as the performance obligations are met by us.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Internal costs:
Research and drug discovery	$4,473	$3,943	$8,918	$7,620
Process and product development	2,161	2,147	4,582	4,185
Manufacturing	5,822	4,270	10,722	8,266
Clinical development	528	308	958	599
Total internal costs	12,984	10,668	25,180	20,670
External Program Costs:
Research and drug discovery	206	280	431	515
Toxicology and translational science	487	613	967	1,122
Process and product development	78	151	167	240
Manufacturing	1,203	1,425	2,116	2,946
Clinical development	1,185	614	2,462	1,340
Total external program costs	3,159	3,083	6,143	6,163
Total research and development expenses	$16,143	$13,751	$31,323	$26,833

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resources, audit, accounting and tax services and allocated facilities-related costs. Personnel costs include salaries, employee benefits and stock-based compensation. We expect to incur additional expenses operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on the Nasdaq Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function to support the anticipated growth of our business.

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

Other expense, net in the three months ended June 30, 2019 primarily includes increases from the revaluation of the SutroVax option liability.  In the three months ended June 30, 2018, we adjusted the liability for changes in estimated fair value until the earlier of the exercise of the warrants, expiration of the warrants, or conversion of the redeemable convertible preferred stock warrants upon the completion of our IPO, into common stock warrants. With the completion of our IPO on October 1, 2018, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in-capital and we will no longer record any related periodic fair value adjustments.

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June30,
	2019	2018	Change	Change (%)
	(dollars in thousands)
Revenue	$10,525	$5,704	$4,821	85%
Operating expenses
Research and development	16,143	13,751	2,392	17%
General administrative	8,067	4,041	4,026	100%
Total operating expenses	24,210	17,792	6,418	36%
Loss from operations	(13,685)	(12,088)	(1,597)	13%
Interest income	1,124	40	1,084	*
Interest and other expense, net	(1,232)	507	(1,739)	*
Net loss	$(13,793)	$(11,541)	$(2,252)	20%

*	Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended June 30,
	2019	2018	Change	Change (%)
	(in thousands)
Celgene Corporation (“Celgene”) (1)	$1,670	$2,835	$(1,165)	(41)%
Merck Sharp & Dohme Corporation (“Merck”)—related party	$5,497	–	$5,497	*
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$3,358	1,967	1,391	71%
SutroVax—related party	–	902	(902)	(100)%
Total revenue	$10,525	$5,704	$4,821	85%

(1)	Celgene was a related party during the three months ended June 30, 2018 as it held more than 10% of our common stock for the periods presented until the closing of our IPO on October 1, 2018.

*	Percentage not meaningful

Total revenue increased by $4.8 million, or 85%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to the 2018 Merck Agreement which added revenue of $5.5 million, of which $1.5 million represents additional revenue from a new supply agreement.  These increases were partially offset by a $0.9 million decrease in supply and other revenue from SutroVax, and a $1.2 million decrease in revenue from Celgene, of which $0.5 million represents a decrease in clinical materials supply and $0.7 million is due to the change from ASC 605 to ASC 606.

Research and Development Expense

Research and development expense increased by $2.4 million, or 17%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was due primarily to increases of $1.5 million in compensation-related expenses due to higher headcount and $1.3 million in preclinical research and clinical development expenses, of which $0.5 million was related to external clinical trial services for STRO-001 and STRO-002.  These increases were offset by a $0.6 million decrease in consulting and outside services.

General and Administrative Expense

General and administrative expense increased by $4.0 million, or 100%, during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The increase was due primarily to increases of $2.1 million in personnel-related expenses, $0.6 million in equipment-related expenses, $0.5 million in legal, insurance and external audit fees, and $0.6 million in licenses and other fees associated with being a public company.

Interest Income

Interest income increased by $1.1 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to a higher cash balance resulting from the proceeds from the Series E financing, the upfront payment received under the 2018 Merck Agreement, and combined net proceeds from the completion of our IPO and the private placement of common stock to Merck.

Interest and Other Expense, Net

Interest and other expense, changed by $1.7 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to $0.8 million of interest expense associated with a financing component under ASC 606 related to the 2018 Merck Agreement in the three months ended June 30, 2019, and $0.9 million related to the remeasurement of the fair value of our redeemable convertible preferred stock warrant liability in the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June30,
	2019	2018	Change	Change (%)
	(dollars in thousands)
Revenue	$19,154	$11,497	$7,657	67%
Operating expenses
Research and development	31,323	26,833	4,490	17%
General administrative	15,782	8,455	7,327	87%
Total operating expenses	47,105	35,288	11,817	33%
Loss from operations	(27,951)	(23,791)	(4,160)	17%
Interest income	2,300	80	2,220	*
Interest and other expense, net	(2,392)	124	(2,516)	*
Net loss	$(28,043)	$(23,587)	$(4,456)	19%

*	Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Six Months Ended June 30,
	2019	2018	Change	Change (%)
	(in thousands)
Celgene Corporation (“Celgene”) (1)	$3,245	$6,919	$(3,674)	(53)%
Merck Sharp & Dohme Corporation (“Merck”)—related party	$10,132	–	$10,132	*
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$5,496	3,676	1,820	50%
SutroVax—related party	$281	902	(621)	(69)%
Total revenue	$19,154	$11,497	$7,657	67%

(1)	Celgene was a related party during the six months ended June 30, 2018 as it held more than 10% of our common stock for the periods presented until the closing of our IPO on October 1, 2018.

*	Percentage not meaningful

Total revenue increased by $7.7 million, or 67%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to the 2018 Merck Agreement which added revenue of $10.1 million, of which $1.5 million represents additional revenue from a new supply agreement.  Further, the Company recorded an additional $0.3 million in license fee and research development services from EMD Serono. The increases were partially offset by a $0.6 million decrease from SutroVax, and a $3.7 million decrease from Celgene, of which $2.4 million was due to a decrease in option fees, research and development services, and clinical materials and services, and $ 1.3 million was due to the change from ASC 605 to ASC 606.

Research and Development Expense

Research and development expense increased by $4.5 million, or 17%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was due primarily to increases of $3.0 million in compensation-related expenses due to higher headcount and $2.3 million in preclinical research and clinical development expenses, of which $1.1 million was related to external clinical trial services for STRO-001 and STRO-002.  The increases were partially offset by a decrease of $1.0 million in outside services.

General and Administrative Expense

General and administrative expense increased by $7.3 million, or 87%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The increase was due primarily to increases of $4.4 million in personnel-related expenses, $0.6 million in equipment-related expenses, $0.7 million in legal, insurance and external audit fees, and $1.2 million in licenses and other fees associated with being a public company.

Interest Income

Interest income increased by $2.2 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to a higher cash balance resulting from the proceeds from the Series E financing, the upfront payment received under the 2018 Merck Agreement, and combined net proceeds from the completion of our IPO and the private placement of common stock to Merck.

Interest and Other Expense, Net

Interest and other expense, changed by $2.5 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to $1.7 million of interest expense associated with a financing component under ASC 606 related to the 2018 Merck Agreement, and $0.9 million related to the remeasurement of the fair value of our redeemable convertible preferred stock warrant liability in the six months ended June 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred net losses, except for 2016, and negative cash flows from operations. Prior to our IPO, our operations had been financed primarily by payments received from our collaborators, net proceeds from the sale and issuance of our preferred stock, and debt proceeds. As of June 30, 2019, we had $168.2 million in cash, cash equivalents and marketable securities, and outstanding debt of $12.8 million, which is net of $0.2 million unamortized debt discount.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(35,746)	$(28,955)
Cash used in investing activities	(68,885)	(400)
Cash (used in) provided by financing activities	(1,277)	32,755
(Decrease) increase in cash and cash equivalents	$(105,908)	$3,400

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2019 was $35.7 million.  Our net loss of $28.0 million was decreased by non-cash charges of $4.7 million for stock-based compensation, $2.3 million for depreciation and amortization, and a $0.2 million loss on disposal of property and equipment, which were offset partially by a $1.3 million increase in the accretion of discount on our marketable securities and a $0.1 million reduction of a liability attributable to an agreement.  Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $13.8 million, due to a decrease in our deferred revenue balance of $8.9 million from revenue recognized under our collaboration agreements, a decrease of $2.7 million in accrued compensation expense primarily due to bonuses paid in connection with certain goal achievements, and an increase in accounts receivable of $4.0 million from higher research and development services revenues from our collaborators.  This was offset partially by a decrease in $0.4 million in prepaid expenses and other current assets, a $1.3 million increase in accounts payable due to timing of payments, and a $0.1 million increase in other liabilities.

Cash used in operating activities for the six months ended June 30, 2018 was $29.0 million. Our net loss of $23.6 million was decreased by non-cash charges of $2.3 million for depreciation and amortization and $0.5 million for stock-based compensation, which were partially offset by the gain of $0.9 million for the change in fair value of our redeemable convertible preferred stock warrant liability.  Cash used in operating activities reflected a change in net operating assets of $7.2 million, primarily due to a decrease in our deferred revenue balance of $5.3 million from the recognition of revenue pertaining to payments received from our collaborators Celgene and EMD Serono during prior periods, an increase in accounts receivable of $1.6 million due to higher research and development services revenues from our collaborators Celgene and EMD Serono and a $0.7 million decrease in accounts payable due to the timing of payments.

Cash Flows from Investing Activities

Cash used in investing activities of $68.9 million for the six months ended June 30, 2019 was primarily related to purchases of marketable securities of $147.4 million and purchases of property and equipment of $0.8 million, principally for laboratory and manufacturing equipment, offset partially by maturities and sales of marketable securities of $79.3 million.

Cash used in investing activities of $0.4 million for the six months ended June 30, 2018 was related to purchases of property and equipment, principally for laboratory and manufacturing equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash used in financing activities of $1.3 million for the six months ended June 30, 2019 was primarily related to commencement of the repayment of the August 2017 Loan in March 2019 of $2.0 million, offset by $0.7 million of proceeds received from participants of our employee stock purchase plan.

Cash provided by financing activities of $32.8 million for the six months ended June 30, 2018 was primarily related to the net proceeds from our issuance of Series E redeemable convertible preferred stock of $33.2 million, partially offset by the payment of $0.5 million in financing costs related to this offering.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules. While we have an investment classified as variable interest entity, its purpose is not to provide off-balance sheet financing.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We had cash, cash equivalents and marketable securities $168.2 million and $204.5 million as of June 30, 2019 and December 31, 2018, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

As of June 30, 2019, and December 31, 2018, we had $12.8 million and $14.7 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar LIBOR plus 6.40% and has a maturity date of August 1, 2021. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, evaluating the safety of our first and second clinical stage product candidates, STRO-001 and STRO-002, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of June 30, 2019, had an accumulated deficit of $168.0 million. For the six months ended June 30, 2019 and the year ended December 31, 2018, our net loss was $28.0 million and $35.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two product candidates STRO-001, our initial clinical program, and STRO-002, our second clinical program, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2019, we had $168.2 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

Additionally, we have in the past and may in the future create benchmark molecules for comparative purposes.  For example, we have created a benchmark folate receptor-alpha, or FolRα targeting antibody-drug conjugate, or ADC, using conventional technology that results in a heterogeneous ADC mixture. We have compared STRO-002 to this benchmark molecule in multiple preclinical models. We believe the results of these tests help us understand how the therapeutic index of STRO-002 compares to competitors. However, we cannot be certain that any benchmark molecule that we create is the same as the molecule we are attempting to recreate, and the results of the tests comparing any such benchmark molecule to any other potential or current product candidate may be different than the actual results of a head-to-head test of any such other potential or current product candidate against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of our potential or current product candidates, and to understand its therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

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

To date, we have tested our first clinical stage product candidates, STRO-001 and STRO-002, in a limited number of clinical trial patients.  We may ultimately discover that our XpressCF™ Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF™ product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF™ Platform. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF™ Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF™ Platform and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. In our STRO-001 Phase 1 trial, while STRO-001 was generally well tolerated based on data from the clinical trial through May 14, 2019, serious adverse events which could possibly be related to drug treatment included two thromboembolic events. The thromboembolic events were in patients with very bulky disease and other pre-existing factors for thrombosis and the trial protocol was amended to screen for, and treat, pre-existing thromboembolism/thrombotic events.  If product candidates based on our XpressCF™ Platform are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost, competition in the therapeutic area(s) we have received or may receive approval for, and whether it will otherwise be accepted in the market. Historically, there have been concerns regarding the safety and efficacy of ADCs, and an ADC drug was voluntarily withdrawn from the market. These historical concerns may negatively impact the perception market participants have on ADCs, including our product candidates. Additionally, the product candidates that we are developing are based on our proprietary XpressCF™ Platform, which is a new technology. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an ADC product, or a product or treatment based on our novel cell-free production technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on, among other factors:

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

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. Moreover, if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. For example, in January 2019, Bristol-Myers Squibb announced the entry into a definitive agreement to acquire Celgene, with the intent of creating a leading focused specialty biopharma company. Celgene and Bristol-Myers Squibb stockholders voted to approve the combination of the two companies in April 2019. The transaction is expected to complete in late 2019 or early 2020, subject to customary closing conditions and regulatory approvals. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene was advancing four preclinical collaboration programs, one of which is an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma.  Celgene has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA recently cleared the IND application.  Earlier this year Celgene decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene did not pay us the $12.5 million option maintenance fee due on IND clearance for the first collaboration program, described above.  Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency, timely availability of raw materials and other technical challenges. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

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

If our lead product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from ADCs, such as Genentech’s Kadcyla, to immune checkpoint inhibitors such as BMS’s Opdivo to T cell-engager immunotherapies such as Amgen, Inc.’s Blincyto, and CAR-T cell therapies such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell-based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation and immunomodulating agents. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

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

As of June 30, 2019, we had 168 full-time employees.  As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and have just begun our first clinical trials for our first two product candidates. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current U.S. presidential administration may impact our business and industry. Namely, the current U.S. presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, the current U.S. presidential administration ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibited the FDA from filling employee vacancies or creating new positions. Under the terms of the executive order, the freeze was to remain in effect until implementation of a plan recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. While the general hiring freeze was lifted on April 12, 2017, the FDA remained under a hiring freeze until May 25, 2017. However, the fiscal 2018 budget proposal for the FDA still called for overall reductions in the FDA workforce, mostly through attrition. We believe an under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, the current U.S. presidential administration issued an executive order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the current U.S. presidential administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted in future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, the current U.S. presidential administration laid out the administration’s “Blueprint” to reduce the cost of prescription medications while preserving innovation and cures. While the Department of Health and Human Services, or HHS, is soliciting feedback on some of these measures, other actions may be immediately implemented by HHS under existing authority. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the current U.S. presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or companion diagnostics or additional pricing pressures.

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

In the event that any of our product candidates receive regulatory approval and we or others identify undesirable side effects caused by one of our products, any of the following adverse events could occur:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we may be required to recall the product or change the way the product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a black box warning or a contraindication;
•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

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

Our principal stockholders and management own a significant percentage of our stock and may be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of June 30, 2019, our executive officers, directors and affiliates beneficially owned 21.6% of our outstanding voting stock.  As a result, these stockholders, if acting together, may have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Furthermore, our amended and restated bylaws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. The Delaware Court of Chancery recently issued a decision declaring that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. That decision is currently under appeal to the Delaware Supreme Court. If a court were to find the choice of forum provisions contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

SUTRO BIOPHARMA, INC.

Date: August 14, 2019	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: August 14, 2019	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer