Form 10-Q
period 2019-09-30
SUTRO BIOPHARMA, INC.
filed 2019-11-08
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Not Applicable:

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 4, 2019, the registrant had 23,090,150 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$11,954	$125,298
Marketable securities—current	113,209	79,194
Accounts receivable, net (including amounts from related parties of $2,059 and $959 as of September 30, 2019 and December 31, 2018, respectively)	7,531	2,489
Prepaid expenses and other current assets	2,873	2,965
Total current assets	135,567	209,946
Property and equipment, net	8,522	10,934
Marketable securities, non—current	25,223	–
Other long-term assets	2,351	2,244
Restricted cash	15	15
Total assets	$171,678	$223,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,549	$3,061
Accrued compensation	4,628	6,217
Deferred revenue—current	20,250	21,574
Debt—current	5,843	4,724
Other current liabilities	589	847
Total current liabilities	35,859	36,423
Deferred revenue, non—current	19,849	44,599
Deferred rent	435	476
Debt—non-current	5,500	10,000
Other noncurrent liabilities	129	102
Total liabilities	61,772	91,600
Stockholders’ equity:
Common stock, $0.001 par value — 300,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 23,090,002 and 22,848,184 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	23	23
Additional paid-in-capital	290,616	281,891
Accumulated other comprehensive gain (loss)	223	(47)
Accumulated deficit	(180,956)	(150,328)
Total stockholders’ equity	109,906	131,539
Total liabilities and stockholders’ equity	$171,678	$223,139

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues (including amounts from related parties of $6,274 and $16,687 during the three and nine months ended September 30, 2019, respectively, and $6,086 and $13,907 during the three and nine months ended September 30, 2018, respectively)	$12,277	$7,836	$31,431	$19,333
Operating expenses
Research and development	16,897	12,642	48,220	39,475
General and administrative	8,115	5,351	23,897	13,806
Total operating expenses	25,012	17,993	72,117	53,281
Loss from operations	(12,735)	(10,157)	(40,686)	(33,948)
Interest income	964	403	3,264	483
Interest and other expense, net	(1,141)	(483)	(3,533)	(359)
Net loss	$(12,912)	$(10,237)	$(40,955)	$(33,824)
Net loss per share, attributable to common stockholders, basic and diluted	$(0.56)	$(21.26)	$(1.79)	$(71.06)
Weighted-average shares used in computing net loss per share attributable to common stockholders	22,946,989	481,613	22,913,118	476,023

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(12,912)	$(10,237)	$(40,955)	$(33,824)
Other comprehensive income (net of tax):
Unrealized gain/(loss) on available-for-sale securities	10	(27)	270	(27)
Comprehensive loss	$(12,902)	$(10,264)	$(40,685)	$(33,851)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
Balances at December 31, 2018	22,848,184	$23	$281,891	$(47)	$(150,328)	$131,539
Exercise of common stock options	8,347	—	42	—	—	42
Issuance of common stock under Employee Stock Purchase Plan	68,910	—	671	—	—	671
Stock-based compensation expense	—	—	2,286	—	—	2,286
Net unrealized gain on available-for- sale securities	—	—	—	103	—	103
Adoption of new accounting standards					10,327	10,327
Net loss	—	—	—	—	(14,250)	(14,250)
Balances at March 31, 2019	22,925,441	$23	$284,890	$56	$(154,251)	$130,718
Exercise of common stock options	1,762	—	10	—	—	10
Stock-based compensation expense	—	—	2,463	—	—	2,463
Net unrealized gain on available-for- sale securities	—	—	—	157	—	157
Net loss	—	—	—	—	(13,793)	(13,793)
Balances at June 30, 2019	22,927,203	$23	$287,363	$213	$(168,044)	$119,555
Exercise of common stock options	16,128	—	81	—	—	81
Issuance of common stock under Employee Stock Purchase Plan	63,029	—	589	—	—	589
Vesting of restricted stock units	114,103	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(30,461)	—	(297)	—	—	(297)
Stock-based compensation expense	—	—	2,880	—	—	2,880
Net unrealized gain on available-for- sale securities	—	—	—	10	—	10
Net loss	—	—	—	—	(12,912)	(12,912)
Balances at September 30, 2019	23,090,002	$23	$290,616	$223	$(180,956)	$109,906

					Note		Accumulated
	Redeemable Convertible				Receivable	Additional	Other		Total
	Preferred Stock		Common Stock		from	Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2017	173,750,421	$102,505	465,330	$—	$(208)	$6,218	$—	$(115,011)	$(109,001)
Exercise of common stock options	—	—	6,619	—	—	38	—	—	38
Stock-based compensation expense	—	—	—	—	—	249	—	—	249
Vesting of early exercised shares	—	—	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	—	—	(12,046)	(12,046)
Balances at March 31, 2018	173,750,421	$102,505	471,949	$—	$(208)	$6,519	$—	$(127,057)	$(120,746)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $168	—	33,215	—	—	—	—	—	—	—
Exercise of common stock options	—	—	7,428	—	—	36	—	—	36
Stock-based compensation expense	—	—	—	—	—	232	—	—	232
Net loss	—	—	—	—	—	—	—	(11,541)	(11,541)
Balances at June 30, 2018	173,750,421	$135,720	479,377	$—	$(208)	$6,787	$—	$(138,598)	$(132,019)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $476	319,865,282	51,526	—	—	—	—	—	—	—
Exercise of common stock options and warrants	—	—	5,720	—	—	322	—	—	322
Stock-based compensation expense	—	—	—	—	—	321	—	—	321
Vesting of early exercised shares	—	—	—	—	—	(2)	—	—	(2)
Payment of note receivable by stockholder	—	—	—	—	208	—	—	—	208
Net unrealized loss on available-for- sale securities	—	—	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	—	(10,237)	(10,237)
Balances at September 30, 2018	493,615,703	$187,246	485,097	$—	$—	$7,428	$(27)	$(148,835)	$(141,434)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(40,955)	$(33,824)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,560	3,404
Accretion of discount on marketable securities	(1,328)	(166)
Stock-based compensation	7,629	802
Change in estimated fair value of the liability attributable to a research, development and commercialization agreement	(119)	–
Revaluation of redeemable convertible preferred stock warrant liability	–	(839)
Loss on disposal of property and equipment	295	35
Other	82	307
Changes in operating assets and liabilities:
Accounts receivable	(5,042)	(819)
Prepaid expenses and other assets	92	(901)
Accounts payable	1,477	(135)
Accrued compensation	(1,589)	446
Other liabilities	(180)	1,097
Deferred rent	(42)	45
Deferred revenue	(15,747)	49,166
Net cash (used in) provided by operating activities	(51,867)	18,618
Investing activities
Purchases of marketable securities	(191,717)	(81,456)
Maturities of marketable securities	114,076	–
Sales of marketable securities	20,000	–
Purchases of property and equipment	(1,432)	(759)
Net cash used in investing activities	(59,073)	(82,215)
Financing activities
Payment of deferred offering costs	–	(2,413)
Payments of debt	(3,500)	–
Proceeds from payment of note receivable by stockholder	–	208
Proceeds from exercise of common stock options and warrants	133	396
Taxes paid related to net share settlement of restricted stock units	(297)	–
Proceeds from employee stock purchase plan	1,260
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	–	84,739
Net cash (used in) provided by financing activities	(2,404)	82,930
Net (decrease) increase in cash, cash equivalents and restricted cash	(113,344)	19,333
Cash, cash equivalents and restricted cash at beginning of period	125,313	22,035
Cash, cash equivalents and restricted cash at end of period	$11,969	$41,368
Supplemental disclosure of cash flow information:
Cash paid for interest	$898	$942
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$11	$610
Deferred initial public offering costs included in accounts payable	$–	$1,659
Embedded interest associated with program fees	$2,477	$–

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2019, there was an accumulated deficit of $181.0 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and costs to operate as a public company.

As of September 30, 2019, the Company had unrestricted cash, cash equivalents and marketable securities of $150.4 million, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of September 30, 2019 will be sufficient for the Company to continue as a going concern for at least one year from the issuance date of its unaudited interim condensed financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other future annual or interim period.

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

Upon adoption of ASC 606, the Company used the practical expedients to analyze only those contracts that were still active contracts as of January 1, 2019 and evaluated those contracts based on the cumulative contract modifications through that date. The Company does not believe that the use of the practical expedients has or will have a material impact on its transition adjustment or its prospective accounting. The Company adopted ASC 606 on a modified retrospective basis under which it recognized the cumulative effect of adoption of $10.3 million as a transition adjustment to reduce opening accumulated deficit; therefore, the periods prior to the adoption date of ASC 606 have not been restated. If the Company had continued to use ASC 605 during 2019, revenue would have been $12.7 million and $31.8 million in the three and nine months ended September 30, 2019, respectively, as compared to the $12.3 million and $31.4 million reported in the three and nine months ended September 30, 2019, respectively.

The impact of the adoption of Topic 606 on select unaudited condensed balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of Topic 606 Increase/(Decrease)	January 1, 2019
	(in thousands)
Condensed Balance Sheet Data
Accounts receivable, net	$2,489	$–	$2,489
Total current assets	209,946	–	209,946
Deferred revenue, current	21,574	(2,124)	19,450
Deferred revenue, non-current	44,599	(8,203)	36,396
Total liabilities	91,600	(10,327)	81,273
Accumulated deficit	(150,328)	(10,327)	(140,001)

The impact of the adoption of ASC 606 on select unaudited condensed balance sheet and condensed statement of operations line items as of and for the nine months ended September 30, 2019 were as follows:

	As of and for the nine months ended September 30, 2019 (in thousands)
	Balances without the Adoption of Topic 606	Adjustments Increase /(Decrease)	As reported
Condensed Balance Sheet Data
Deferred revenue, current	23,363	(3,113)	20,250
Deferred revenue, non-current	24,242	(4,393)	19,849
Total liabilities	69,278	(7,506)	61,772
Accumulated deficit	(188,462)	(7,506)	(180,956)

Condensed Statement of Operations data
Revenues	31,775	(344)	31,431
Interest and other expense, net	(1,056)	2,477	(3,533)
Net loss	(38,134)	2,821	(40,955)

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

In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments Credit Losses, which requires consideration of a broader range of reasonable and supportable information to developing credit loss estimates. For public entities, ASU 2016-13 is effective for the fiscal years beginning after December 15, 2019. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the fiscal year beginning after December 15, 2020, including interim periods within those fiscal year. Early adoption is permitted. The Company is currently assessing the impact that the adoption of ASU 2016-13 will have on its condensed financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service. For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in ASC Topic 808, Collaborative Arrangements (Topic 808) to the unit of account guidance in Topic 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. For public entities, ASU 2018-18 is effective for fiscal years beginning after December 15, 2019. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-18 is effective for the Company for fiscal year beginning after December 15, 2020, including all interim periods within that fiscal year. Early adoption is permitted. The Company has not yet determined the potential effects of this ASU on its condensed financial statements.

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

	September 30,
	2019	2018
	(in thousands)
Cash and cash equivalents	$11,954	$41,353
Restricted cash	15	15
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$11,969	$41,368

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

The carrying amounts of accounts receivable, prepaid expenses, accounts payable, accrued liabilities and accrued compensation approximate fair value due to the short-term nature of these items.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$10,416	$10,416	$–	$–
Commercial paper	19,399	–	19,399	–
Corporate debt securities	65,024	–	65,024	–
Asset-backed securities	27,043	–	27,043	–
U.S. government agency securities	26,966	–	26,966	–
Total	$148,848	$10,416	$138,432	$–

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$116,202	$116,202	$–	$–
Commercial paper	26,625	–	26,625	–
Corporate debt securities	11,774	–	11,774	–
Asset-backed securities	16,899	–	16,899	–
U.S. government agency securities	23,896	–	23,896	–
Total	$195,396	$116,202	$79,194	$–

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

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	September 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$10,416	$–	$–	$10,416
Commercial paper	19,399	–	–	19,399
Corporate debt securities	64,917	113	(6)	65,024
Asset-based securities	26,978	67	(2)	27,043
U.S. government agencies	26,915	54	(3)	26,966
Total	148,625	234	(11)	148,848
Less amounts classified as cash equivalents	(10,416)	–	–	(10,416)
Total marketable securities	$138,209	$234	$(11)	$138,432

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$116,202	$–	$–	$116,202
Commercial paper	26,625	–	–	26,625
Corporate debt securities	11,795	–	(21)	11,774
Asset-based securities	16,920	–	(21)	16,899
U.S. government agencies	23,901	–	(5)	23,896
Total	195,443	–	(47)	195,396
Less amounts classified as cash equivalents	(116,202)	–	–	(116,202)
Total marketable securities	$79,241	$–	$(47)	$79,194

As of September 30, 2019, $25.2 million of marketable securities had maturities of more than one year and are classified as long-term assets.  As of December 31, 2018, no marketable securities had maturities of more than one year.

There were $20.1 million and $52.6 million investments in an unrealized loss position as of September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019 and 2018 we did not record any other-than-temporary impairment charges on our available-for-sale securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk, but were primarily associated with changes in interest rates. Based on the scheduled maturities of our investments and our determination that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis, we concluded that the unrealized losses in our investment securities were not other-than-temporary.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements with various pharmaceutical and biotechnology companies. As described in Note 2, on January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, which supersedes the guidance in ASC 605, Revenue Recognition. The Company recognized revenue under ASC 606 for the three and nine months ended September 30, 2019 and under ASC 605 for the three and nine months ended September 30, 2018. In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Celgene Corporation (“Celgene”) (1)	$3,354	$1,990	$6,599	$8,909
Merck Sharp & Dohme Corporation (“Merck”)—related party	5,488	3,514	15,620	3,514
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	2,649	1,750	8,145	5,426
SutroVax—related party	786	582	1,067	1,484
Total revenue	$12,277	$7,836	$31,431	$19,333

(1)

Celgene was a related party during the three and nine months ended September 30, 2018 as it held more than 10% of the Company’s common stock for the periods presented until the IPO closed on October 1, 2018.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
(in thousands)
Deferred revenue—December 31, 2018	$66,173
Transition adjustment related to adoption of ASC 606	(10,327)
Additions to deferred revenue	2,074
Recognition of revenue in current period	(17,821)
Deferred revenue—September 30, 2019	$40,099

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied. The Company expects to recognize approximately $20.3 million of deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the three and nine months ended September 30, 2019, except as described below.

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

In August 2017, the Company entered into an amended and restated collaboration and license agreement with Celgene to refocus the collaboration on four programs that were advancing through preclinical development, including an ADC program targeting B cell maturation antigen (“BCMA ADC”).

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

Upon the adoption of ASC 606 on January 1, 2019, the Company recorded a $4.5 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.  For the three and nine months ended September 30, 2019, the Company recognized approximately $1.1 million and $3.3 million, respectively, of revenue under ASC 606.  For the three and nine months ended September 30, 2018, the Company recognized approximately $1.6 million and $5.0 million, respectively, of revenue under ASC 605.

As of September 30, 2019 and December 31, 2018, there was $4.0 million and $11.4 million, respectively, of deferred revenue related to payments received by the Company under the Celgene Agreements. As of September 30, 2019 and December 31, 2018, the Company had zero and $0.6 million, respectively, of receivables from Celgene related to the Celgene Agreement, which are included in accounts receivable on the balance sheet.

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

For the three and nine months ended September 30, 2019, the Company earned $2.2 million and $3.2 million, respectively, under the 2018 Celgene Master Services Agreement.  For the three and nine months ended September 30, 2018, the Company earned $0.3 million and $3.9 million, respectively, under the 2018 Celgene Master Services Agreement.

As of September 30, 2019 and December 31, 2018, the Company had $0.3 million and zero, respectively, of receivables from Celgene related to the Celgene Master Services Agreement, which are included in accounts receivable on the balance sheet.

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

Additionally, under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment, and has calculated total interest of $7.1 million as of September 30, 2019 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as revenue over the estimated service period for the first and second target programs.

For the three and nine months ended September 30, 2019, the Company recognized revenue of $3.8 million and $10.5 million, respectively, associated with the $60.0 million upfront payment, $0.8 million and $2.5 million, respectively, related to the interest component described above, and $0.9 million and $2.6 million, respectively, for FTE funding provided by Merck.

Upon adoption of ASC 606 on January 1, 2019, the Company recorded a $6.3 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.

As of September 30, 2019 and December 31, 2018, there was $36.1 million and $53.0 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.  As of September 30, 2019 and December 31, 2018, the Company had $1.2 million and $0.9 million, respectively, of receivables from Merck related to the 2018 Merck Agreement, which are included in accounts receivable on the balance sheet.

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

The Company is eligible to receive up to $52.5 million for each product developed under the MDA Agreement, primarily from pre-commercial contingent payments. Relatedly, in September 2019, the Company earned a $1.5 million contingent payment under the MDA Agreement upon designation by EMD Serono of a specific bispecific antibody drug conjugate as a clinical development candidate with their approval to advance it to IND-enabling studies.  In addition, the Company is eligible to receive tiered royalties ranging from low-to-mid single digit percentages, along with certain additional one-time royalties, on worldwide sales of any commercial products that may result from the MDA Agreement. The MDA Agreement term expires on a product-by-product and country-by-country basis. Upon expiration, EMD Serono will have a fully paid-up, royalty-free, perpetual, and irrevocable non-exclusive license, with the right to grant sublicenses, under certain Company intellectual property rights. EMD Serono may terminate the MDA Agreement at any time with 90 days’ prior written notice or upon the inability of the Company to provide EMD Serono access to a specified number of cancer drug targets. Either the Company or EMD Serono has the right to terminate the MDA Agreement based on the other party’s uncured material breach or bankruptcy.

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

For the three and nine months ended September 30, 2019, the Company earned $2.6 million and $8.1 million, respectively, from EMD Serono, of which $1.5 million and $3.0 million, respectively, are from a milestone payment and a new supply agreement, and $1.1 million and $3.4 million, respectively, are for research and development services. For the three and nine months ended September 30, 2018, the Company earned $1.8 million and $5.4 million, respectively, under the MDA Agreement. As of September 30, 2019 and December 31, 2018, there was zero and $1.7 million, respectively, of deferred revenue related to payments received by the Company under the MDA Agreement.  As of September 30, 2019 and December 31, 2018, the Company had $5.2 million and $0.9 million, respectively, of receivables from EMD Serono, which are included in accounts receivable on the balance sheet.

SutroVax, Inc. Supply Agreement – Related Party

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with SutroVax, Inc., (“SutroVax”), wherein SutroVax engaged the Company to supply extracts and custom reagents, as requested by SutroVax. The pricing is based on an agreed upon cost plus arrangement. For the three and nine months ended September 30, 2019, the Company recognized revenue of $0.8 million and $1.1 million under the Supply Agreement. As of September 30, 2019 and December 31, 2018, the Company had $0.8 million and $49,000 in receivables, respectively, from SutroVax related to the Supply Agreement, which is included in accounts receivable on the balance sheet.

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

As of September 30, 2019, the Company has classified $5.8 million of the outstanding debt balance as current and $5.5 million as non-current, which reflects the scheduled repayment terms under the August 2017 Loan.

The interest charges on the loan are based on a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus 6.40%. For the nine months ended September 30, 2019, the average interest rate was 8.80%.  In addition, the Company will make a final payment equal to 3.83% of the original principal amount of the loan, or $0.6 million, which is being accrued over the term of the loan using the effective-interest method. As of September 30, 2019, total interest expense accrued was $0.4 million.

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

During the three months ended September 30, 2019 and 2018, the Company recorded interest expense related to this loan of $0.3 million and $0.3 million, respectively, and interest related to the accretion of debt discount of $79,000 and $89,000, respectively.  During the nine months ended September 30, 2019 and 2018, the Company recorded interest expense related to this loan of $0.9 million and $0.9 million, respectively, and interest related to the accretion of debt discount of $254,000 and $257,000, respectively.

7. Related-Party Transactions

Upon the Company’s IPO, Celgene’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting October 1, 2018, the Company ceased to reflect balances and transactions associated with Celgene as a related party in its financial statements. Transactions with Celgene for the three and nine months ended September 30, 2019 and 2018, respectively, are described in Note 5.

Related party transactions with Merck, which owned 11.8% and 11.9% as of September 30, 2019 and December 31, 2018, respectively, of the Company’s outstanding equity interest, are described in Note 5.

Investment in SutroVax, Inc. (“SutroVax”)

In December 2013, the Company and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for a new company, SutroVax. SutroVax leverages the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF™, to develop novel vaccines for a broad range of disease targets. The Company had $0.8 million and $49,000 in receivables due from SutroVax as of September 30, 2019 and December 31, 2018, respectively, which were included in accounts receivable on the condensed balance sheet.

As of both September 30, 2019 and December 31, 2018, the Company held a 5.6% common stock ownership interest in SutroVax, on a fully-diluted basis, with a carrying value of zero and was accounted for under the cost method.

SutroVax qualifies as a variable interest entity. However, the Company maintains only shared power to direct the activities that most significantly impact the performance of SutroVax. Therefore, the Company is not considered the primary beneficiary and consolidation is not required.

See Note 5, SutroVax, Inc. Supply Agreement for discussion of the supply arrangement entered into with SutroVax in May 2018 and related revenue recognized for the three and nine months ended September 30, 2019 and 2018.

8. Stockholders’ (Deficit) Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company had reserved common stock, on an if-converted basis, for issuance as follows:

	September 30,	December 31,
	2019	2018
Common stock options issued and outstanding	3,977,783	3,111,718
Common stock awards issued and outstanding	340,687	311,240
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	2,650,411	2,525,610
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	326,542	230,000
Warrants to purchase common stock	71,813	71,813
Total	7,367,236	6,250,381

Preferred Stock

Effective October 30, 2018, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of September 30, 2019 and December 31, 2018.

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

9. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company has initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 1,142,409 shares on January 1, 2019.  As of September 30, 2019, the Company had 2,650,411 shares available for grant under the 2018 Plan.

The following table summarizes option activity under the Company’s 2004 Plan and 2018 Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Balances at December 31, 2018	3,111,718	$13.74	8.76	$1,088
Granted	1,013,336	$10.41
Exercised	(26,237)	$5.06
Canceled and forfeited	(121,034)	$14.36
Balances at September 30, 2019	3,977,783	$12.93	8.38	$1,037

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three and nine months ended September 30, 2019, the aggregate intrinsic value of stock options exercised was $63,000 and $119,000, respectively, determined at the date of the option exercise. For the three and nine months ended September 30, 2018, the aggregate intrinsic value of stock options exercised was $18,000 and $153,000, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

Nine Months Ended
September 30,
	2019	2018
Expected term (in years)	5.07-7.01	1.75-6.08
Expected volatility	72.89%-74.89%	48.86%-56.75%
Risk-free interest rate	1.42%-2.55%	2.72-2.97%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three and nine months ended September 30, 2019 was $4.88 and $6.74 per share, respectively, and during both the three and nine months ended September 30, 2018 was $8.93 per share.

Restricted Stock Units

During the nine months ended September 30, 2019, the Company granted 154,900 shares of restricted common stock, or RSUs, to certain employees. These RSUs will become fully vested over four years in March 2023.

A summary of the status and activity of non-vested RSUs at September 30, 2019 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2018	311,240	$15.20
Granted	154,900	$11.45
Vested and released	(114,103)	$15.00
Canceled and forfeited	(11,350)	$12.72
Non-vested September 30, 2019	340,687	$13.46

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the nine months ended September 30, 2019, the fair value of ESPP shares was estimated using the following assumptions:

Nine Months Ended
September 30, 2019
Expected term (in years)	0.5
Expected volatility	63.04%
Risk-free interest rate	1.92%
Expected dividend	–

As of September 30, 2019, 131,939 shares had been purchased and 326,542 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

The Company recorded $2.0 million and $5.6 million, respectively, of stock-based compensation expense related to the stock options granted under the Company’s Equity Incentive Plans for the three and nine months ended September 30, 2019.  The Company recorded $0.3 million and $0.8 million, respectively, of stock-based compensation expense related to the stock options granted under the Company’s Equity Incentive Plans for the three and nine months ended September 30, 2018. The Company recorded $0.6 million and $1.6 million, respectively, of stock-based compensation expense related to the RSUs for the three and nine months ended September 30, 2019. The Company recorded $0.3 million and $0.4 million, respectively, of stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2019. The Company recorded no stock-based compensation expense related to the RSUs and ESPP for the three and nine months ended September 30, 2018.

As of September 30, 2019, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $20.0 million and $4.3 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years and 2.4 years, respectively. As of September 30, 2019, there is no unrecognized stock-based compensation expense related to the ESPP.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development	$515	$65	$1,368	$160
General and administrative	2,365	256	6,261	642
Total	$2,880	$321	$7,629	$802

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the three and nine months ended September 30, 2019 and 2018 was immaterial.

2017 Call Option Plan

In February 2017, the Company adopted a 2017 Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of SutroVax, an unconsolidated investee of the Company.  As of September 30, 2019, the Company has reserved 450,000 shares of SutroVax common stock for issuance under the program, under which call options covering 420,000 and 30,000 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vest 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

Using the Black-Scholes option-valuation model, the call options are measured at fair value on grant date and at each reporting period prior to their vesting, with cost recognized over the requisite service period as compensation cost. Any changes in the fair value subsequent to the vesting date are recognized in other income (expense), net in the statement of operations.  Call options covering 420,000 and 30,000 shares have been granted with an exercise price of $0.76 per share and $1.21 per share, respectively.  As relating to the call options granted in February 2017, 315,000 of such options had vested, 210,000 were exercised and 105,000 were outstanding and unvested as of September 30, 2019.  As related to the call options granted in August 2019, 7,500 of such options had vested, none were exercised and 22,500 were outstanding and unvested as of September 30, 2019. As of December 31, 2018, 210,000 of the call options granted in February 2017 had vested and were exercised and 210,000 were outstanding and unvested.

The amounts recognized as compensation expense related to the 2017 Call Option Plan for the three and nine months ended September 30, 2019 were $24,000 and $59,000, respectively.  The amounts recognized as compensation expense related to the 2017 Call Option Plan for the three and nine months ended September 30, 2018 were $19,000 and $50,000, respectively.

The amounts recognized as other expense related to the 2017 Call Option Plan for the three and nine months ended September 30, 2019 were $15,000 and $8,000, respectively.  The amounts recognized as other income related to the 2017 Call Option Plan for the three and nine months ended September 30, 2018 were $6,000 and $10,000, respectively.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss, basic and diluted	$(12,912)	$(10,237)	$(40,955)	$(33,824)
Net loss	$(12,912)	$(10,237)	$(40,955)	$(33,824)
Denominator:
Shares issued in computing net loss per share, basic and diluted	22,946,989	481,613	22,913,118	476,023
Net loss per share, basic and diluted	$(0.56)	$(21.26)	$(1.79)	$(71.06)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended September 30, 2019 and 2018, because including them would have been antidilutive:

	As of September 30,
	2019	2018
Redeemable convertible preferred stock	–	16,028,462
Common stock options and restricted stock awards issued and outstanding	4,318,470	3,383,756
Warrants to purchase redeemable convertible preferred stock	–	117,400
Warrants to purchase common stock	71,813	942
Total	4,390,283	19,530,560

11. Subsequent Event

On October 4, 2019, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC, as sales agent, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75 million under an at-the-market (the “ATM”)  offering program. Pursuant to the ATM, the Company will pay Cowen and Company, LLC a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

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

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices compliant manufacturing facility. We have the ability to manufacture our cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial. We presented initial safety data in June 2019 and expect to present initial efficacy data by year end 2019. In October 2018, we were granted Orphan Drug Designation by the U.S. Food and Drug Administration, or FDA, for STRO-001 for the treatment of multiple myeloma. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, and we presented initial safety data in October 2019. We have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA, or Merck, an ADC targeting B-cell maturation antigen, or BCMA, and an immuno-oncology directed alliance with Celgene Corporation, or Celgene, and an oncology-focused collaboration with Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”).

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

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a net loss of $41.0 million and $33.8 million for the nine months ended September 30, 2019 and 2018, respectively.  Although we had net income for the year ended December 31, 2016 of $1.7 million, we cannot assure you that we will ever have net income again or that we will generate positive cash flow from operating activities. As of September 30, 2019, we had an accumulated deficit of $181.0 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to increase significantly as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement, receipt and revenue recognition of upfront, milestones and other collaboration agreement payments.

Recent Developments

In October 2019, we presented initial safety data from our ongoing Phase 1 trial of STRO-002.  The ongoing Phase 1, open-label, multicenter, dose escalation trial of STRO-002 is designed to evaluate the safety, tolerability and preliminary anti-tumor activity of STRO-002 in patients with ovarian and endometrial cancers. Based on initial data from the trial through October 15, 2019, STRO-002 has been generally well-tolerated, with no dose-limiting toxicities having been observed.  The most common treatment emergent adverse events, or AEs, included fatigue, nausea, vomiting, headache, dizziness, abdominal pain, and insomnia. Infusion reactions and ocular toxicity signals were not observed. The only treatment related serious adverse events were two cases of grade 3 neutropenia that resolved.  The interim data from the trial included 13 patients. Preliminary evidence of anti-tumor activity was observed in a patient who achieved a confirmed partial response by RECIST 1.1 criteria (dose level at 2.9 mg/kg). This patient also achieved a confirmed CA-125 response for at least 28 days. Stable disease by RECIST 1.1 has been confirmed in two ongoing patients at cycles 5 and 10 of study treatment (weeks 15 and 30, respectively). Three ongoing patients at the 4.3 mg/kg dose level have unconfirmed stable disease per RECIST 1.1 at cycle 3 (week 9).  The trial continues to enroll patients in its dose escalation phase and has enrolled three patients at the 6.0 mg/kg dose level.  Two of those patients have successfully passed the dose-limiting toxicity evaluation time point.

In November 2019, we reported additional safety data from our ongoing Phase 1 trial of STRO-001.  The ongoing Phase 1, open-label, multicenter dose escalation trial of STRO-001 is designed to evaluate the safety, tolerability and preliminary anti-tumor activity of STRO-001 in patients with B-cell malignancies.  As of July 15, 2019, 25 patients, 14 with multiple myeloma and 11 with non-Hodgkin’s lymphoma, or NHL, have been treated at seven doses and the maximum tolerated dose has not yet been reached.  Preliminary results continue to be encouraging with anti-tumor activity observed in two patients with Diffuse large B-cell lymphoma, or DBCL, an NHL subtype. One of these patients achieved a complete response after two cycles (progressing after six), and another patient achieved a partial response at cycle three.  Twenty-one patients have been evaluated for safety and toxicity for dose escalation recommendation. Fifty-eight percent (58%) of AEs were grade 1 or grade 2, with two dose limiting toxicities, one grade 3 and one grade 5. Ocular toxicity, a common, potentially dose-limiting side effect associated with other ADCs, was not observed.

The grade 5 AE, a thromboembolic event, led to a protocol amendment in April 2019 to require baseline screening for pre-existing thrombotic events in patients enrolling in the STRO-001 trial. Following initiation of these new screening procedures, pre-existing thrombosis has been detected and treated in three patients prior to study enrollment. Those patients were treated with standard of care anti-coagulation medicines and then commenced the study and did not develop thrombo-embolisms during treatment. Since the adoption of this protocol amendment, no additional thrombo-embolisms have been reported in patients enrolled in the study.

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

As described in Note 2 to our Condensed Financial Statements, on January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $10.3 million cumulative effect of adoption as a reduction to the opening accumulated deficit balance. Revenue for the three and nine months ended September 30,2018 was recorded under ASC 605, while revenue for the three and nine months ended September 30, 2019 was recorded under ASC 606. If we had continued to use ASC 605 during 2019, revenue would have been $12.7 million and $31.8 million in the three and nine months ended September 30, 2019, respectively, as compared to the $12.3 million and $31.4 million reported in the three and nine months ended September 30, 2019, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$4,844	$3,708	$13,762	$11,328
Process and product development	2,318	1,947	6,900	6,132
Manufacturing	5,212	4,001	15,934	12,267
Clinical development	497	398	1,455	997
Total internal costs	12,871	10,054	38,051	30,724
External Program Costs:
Research and drug discovery	313	252	744	767
Toxicology and translational science	402	708	1,369	1,830
Process and product development	44	121	211	361
Manufacturing	1,696	718	3,812	3,664
Clinical development	1,571	789	4,033	2,129
Total external program costs	4,026	2,588	10,169	8,751
Total research and development expenses	$16,897	$12,642	$48,220	$39,475

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

Other expense, net in the three months ended September 30, 2019 primarily includes increases from the revaluation of the SutroVax option liability.  In the three months ended September 30, 2018, we adjusted the liability for changes in estimated fair value until the earlier of the exercise of the warrants, expiration of the warrants, or conversion of the redeemable convertible preferred stock warrants upon the completion of our IPO, into common stock warrants. With the completion of our IPO on October 1, 2018, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in-capital and we will no longer record any related periodic fair value adjustments.

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended
	September 30,
	2019	2018	Change	Change (%)
	(in thousands)
Revenue	$12,277	$7,836	$4,441	57%
Operating expenses
Research and development	16,897	12,642	4,255	34%
General administrative	8,115	5,351	2,764	52%
Total operating expenses	25,012	17,993	7,019	39%
Loss from operations	(12,735)	(10,157)	(2,578)	25%
Interest income	964	403	561	139%
Interest and other expense, net	(1,141)	(483)	(658)	136%
Net loss	$(12,912)	$(10,237)	$(2,675)	26%

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended
	September 30,
	2019	2018	Change	Change (%)
	(in thousands)
Celgene Corporation (“Celgene”) (1)	$3,354	$1,990	$1,364	69%
Merck Sharp & Dohme Corporation (“Merck”)—related party	$5,488	$3,514	$1,974	56%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$2,649	1,750	899	51%
SutroVax—related party	$786	582	204	35%
Total revenue	$12,277	$7,836	$4,441	57%

(1)	Celgene was a related party during the three months ended September 30, 2018 as it held more than 10% of our common stock for the periods presented until the closing of our IPO on October 1, 2018.

Total revenue increased by $4.4 million, or 57%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to the 2018 Merck Agreement which added revenue of $2.0 million, of which $1.8 million represents the change from ASC 605 to ASC 606, and to our agreement with Celgene, which added net revenue of $1.4 million due to a $2.1 million increase in clinical materials supply partially offset by a decrease of $0.7 million due to the change from ASC 605 to ASC 606. An increase of $0.9 million from EMD Serono was due primarily to revenue recognized under the new supply agreement.

Research and Development Expense

Research and development expense increased by $4.3 million, or 34%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was due primarily to increases of $1.9 million in compensation-related expenses due to higher headcount, $0.8 million in external clinical trial services for STRO-001 and STRO-002, and $1.4 million in consulting and outside services.

General and Administrative Expense

General and administrative expense increased by $2.8 million, or 52%, during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  The increase was due primarily to increases of $2.2 million in personnel-related expenses, $0.4 million in equipment-related expenses, and an increase of $0.4 million in insurance and licenses and other fees associated with being a public company partially offset by a decrease of $0.3 million in legal and external services.

Interest Income

Interest income increased by $0.6 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to a higher cash balance resulting from the proceeds from the Series E financing, the upfront payment received under the 2018 Merck Agreement, and combined net proceeds from the completion of our IPO and the private placement of common stock to Merck.

Interest and Other Expense, Net

Interest and other expense, changed by $0.7 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to $0.8 million of interest expense associated with a financing component under ASC 606 related to the 2018 Merck Agreement in the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
	2019	2018	Change	Change (%)
	(in thousands)
Revenue	$31,431	$19,333	$12,098	63%
Operating expenses
Research and development	48,220	39,475	8,745	22%
General administrative	23,897	13,806	10,091	73%
Total operating expenses	72,117	53,281	18,836	35%
Loss from operations	(40,686)	(33,948)	(6,738)	20%
Interest income	3,264	483	2,781	*
Interest and other expense, net	(3,533)	(359)	(3,174)	*
Net loss	$(40,955)	$(33,824)	$(7,131)	21%

*	Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018	Change	Change (%)
	(in thousands)
Celgene Corporation (“Celgene”) (1)	$6,599	$8,909	$(2,310)	(26)%
Merck Sharp & Dohme Corporation (“Merck”)—related party	$15,620	$3,514	$12,106	345%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$8,145	5,426	2,719	50%
SutroVax—related party	$1,067	1,484	(417)	(28)%
Total revenue	$31,431	$19,333	$12,098	63%

(1)	Celgene was a related party during the nine months ended September 30, 2018 as it held more than 10% of our common stock for the periods presented until the closing of our IPO on October 1, 2018.

Total revenue increased by $12.1 million, or 63%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to the 2018 Merck Agreement which added revenue of $12.1 million.  Further, we received $1.5 million under the License Agreement, or MDA Agreement, with EMD Serono, upon designation by EMD Serono of a specific bispecific antibody drug conjugate as a clinical development candidate with their approval to advance it to IND-enabling studies and another $2.1 million in clinical materials supplies less a decrease of $0.8 million related to the MDA Agreement which ended in May 2019. The increases were partially offset by a $0.4 million decrease from SutroVax, and a $2.3 million decrease from Celgene, of which $2.0 million was due to a change from ASC 605 to ASC 606 and $0.3 million was due to a decrease in option fees, research and development services, and clinical materials and services.

Research and Development Expense

Research and development expense increased by $8.7 million, or 22%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was due primarily to increases of $4.9 million in compensation-related expenses due to higher headcount, $1.9 million in external clinical trial services for STRO-001 and STRO-002, a $1.5 million in production materials-related expenses and a $0.4 million increase in consulting and outside services.

General and Administrative Expense

General and administrative expense increased by $10.1 million, or 73%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The increase was due primarily to increases of $6.6 million in personnel-related expenses, $1.0 million in equipment-related expenses, $0.6 million in legal, audit and external services, $1.4 million in insurance and licenses and other fees associated with being a public company, and $0.3 million in facilities-related expenses.

Interest Income

Interest income increased by $2.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to a higher cash balance resulting from the proceeds from the Series E financing, the upfront payment received under the 2018 Merck Agreement, and combined net proceeds from the completion of our IPO and the private placement of common stock to Merck.

Interest and Other Expense, Net

Interest and other expense, changed by $3.2 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to $2.5 million of interest expense associated with a financing component under ASC 606 related to the 2018 Merck Agreement, and $0.8 million related to the remeasurement of the fair value of our redeemable convertible preferred stock warrant liability in the nine months ended September 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred net losses, except for 2016, and negative cash flows from operations. Prior to our IPO, our operations had been financed primarily by payments received from our collaborators, net proceeds from the sale and issuance of our preferred stock, and debt proceeds. As of September 30, 2019, we had $150.4 million in cash, cash equivalents and marketable securities, and outstanding debt of $11.3 million, which is net of $0.2 million unamortized debt discount.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash (used in) provided by operating activities	$(51,867)	$18,618
Cash used in investing activities	(59,073)	(82,215)
Cash (used in) provided by financing activities	(2,404)	82,930
(Decrease) increase in cash and cash equivalents	$(113,344)	$19,333

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2019 was $51.9 million.  Our net loss of $41.0 million was decreased by non-cash charges of $7.6 million for stock-based compensation, $3.6 million for depreciation and amortization, and a $0.3 million loss on disposal of property and equipment, which were offset partially by a $1.3 million increase in the accretion of discount on our marketable securities and a $0.1 million reduction of a liability attributable to an agreement.  Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $21.0 million, due to a decrease in our deferred revenue balance of $15.7 million from revenue recognized under our collaboration agreements, a decrease of $1.6 million in accrued compensation expense primarily due to bonuses paid in connection with certain goal achievements, and an increase in accounts receivable of $5.0 million from higher research and development services revenues from our collaborators.  This was offset partially by a $1.5 million increase in accounts payable due to timing of payments.

Cash provided by operating activities for the nine months ended September 30, 2018 was $18.6 million.  Our net loss of $33.8 million was decreased by non-cash charges of $3.4 million for depreciation and amortization and $0.8 million for stock-based compensation, which were offset partially by the gain of $0.8 million for the change in fair value of our redeemable convertible preferred stock warrant liability.  Cash provided by operating activities reflected a net increase in operating assets and liabilities of $48.9 million, primarily due to an increase in our deferred revenue balance of $60.0 million from the upfront payment related to the 2018 Merck Agreement, net of $10.8 million recognized in revenue pertaining to payments received from our collaborators Celgene and EMD Serono during prior periods, an increase in $1.1 million in other liabilities, primarily due to payments received from LLS, and an increase of $0.4 million in accrued bonus compensation due to increased headcount.  This was offset partially by an increase in accounts receivable of $0.8 million due to higher research and development services revenues from our collaborators, an increase in $0.9 million in prepaid expenses and other current assets due to payments made to contract research organizations related to STRO-001, and a $0.1 million decrease in accounts payable due to the timing of payments.

Cash Flows from Investing Activities

Cash used in investing activities of $59.1 million for the nine months ended September 30, 2019 was primarily related to purchases of marketable securities of $191.7 million and purchases of property and equipment of $1.4 million, principally for laboratory and manufacturing equipment, offset partially by maturities and sales of marketable securities of $134.1 million.

Cash used in investing activities of $82.2 million for the nine months ended September 30, 2018 was related to purchases of marketable securities of $81.5 million and purchases of property and equipment of $0.8 million, principally for laboratory and manufacturing equipment.

Cash Flows from Financing Activities

Cash used in financing activities of $2.4 million for the nine months ended September 30, 2019 was primarily related to commencement of the repayment of the August 2017 Loan in March 2019 of $3.5 million, partially offset by $1.3 million of proceeds received from participants of our employee stock purchase plan.

Cash provided by financing activities of $82.9 million for the nine months ended September 30, 2018 was primarily related to the proceeds from our sale of Series E redeemable convertible preferred stock, net of issuance costs, of $84.7 million, proceeds of $0.4 million related to the exercise of stock options and warrants, partially offset by the payment of $2.4 million in financing costs related to the IPO.

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

We had cash, cash equivalents and marketable securities $150.4 million and $204.5 million as of September 30, 2019 and December 31, 2018, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

As of September 30, 2019, and December 31, 2018, we had $11.3 million and $14.7 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar LIBOR plus 6.40% and has a maturity date of August 1, 2021. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, evaluating the safety of our first and second clinical stage product candidates, STRO-001 and STRO-002, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of September 30, 2019, had an accumulated deficit of $181.0 million. For the nine months ended September 30, 2019 and the year ended December 31, 2018, our net loss was $41.0 million and $35.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two product candidates STRO-001, our initial clinical program, and STRO-002, our second clinical program, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2019, we had $150.4 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

To date, we have tested our first clinical stage product candidates, STRO-001 and STRO-002, in a limited number of clinical trial patients.  We may ultimately discover that our XpressCF™ Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF™ product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF™ Platform. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF™ Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF™ Platform and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. In our STRO-001 Phase 1 trial, while STRO-001 was generally well tolerated based on data from the clinical trial through May 14, 2019, serious adverse events which could possibly be related to drug treatment included two thromboembolic events. The thromboembolic events were in patients with very bulky disease and other pre-existing factors for thrombosis and the trial protocol was amended to screen for, and treat, pre-existing thromboembolism/thrombotic events.  In October 2019, we presented initial safety data from our ongoing Phase 1 trial of STRO-002.  Based on initial data from the trial through October 15, 2019, STRO-002 has been generally well-tolerated with no dose-limiting toxicities having been observed.  The most common treatment emergent adverse events included fatigue, nausea, vomiting, headache, dizziness, abdominal pain, and insomnia, Infusion reactions and ocular toxicity signals were not observed. Two related treatment emergent adverse events of grade 3 neutropenia were observed and both of these resolved. If product candidates based on our XpressCF™ Platform are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

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

As of September 30, 2019, we had 169 full-time employees.  As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and have just begun our first clinical trials for our first two product candidates. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Based on the beneficial ownership of our common stock as of September 30, 2019, our executive officers, directors and affiliates beneficially owned 9.4% of our outstanding voting stock.  As a result, these stockholders, if acting together, may have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1	Amended Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.					X
10.2	Amended Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan.					X
10.3#	Sales Agreement, dated October 4, 2019, by and between the Registrant and Cowen and Company, LLC.	S-3	333-234101	10-04-2019	1.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	Previously Filed.

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

SUTRO BIOPHARMA, INC.

Date: November 7, 2019	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: November 7, 2019	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer