Form 10-K
period 2019-12-31
SUTRO BIOPHARMA, INC.
filed 2020-03-16
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 28, 2019 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $11.38 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $235.6 million.

The number of shares of the registrant’s common stock outstanding as of March 9, 2020, was 23,098,969.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Overview

We are a clinical stage drug discovery, development and manufacturing company focused on deploying our proprietary integrated cell-free protein synthesis platform, XpressCF®, to create a broad variety of optimally designed, next-generation protein therapeutics initially for cancer and autoimmune disorders. We aim to design therapeutics using the most relevant and potent modalities, including cytokine-based targets, immuno-oncology, or I/O agents, antibody-drug conjugates, or ADCs, and bispecific antibodies that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF® Platform to create medicines with improved therapeutic profiles for areas of unmet need.

Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial, with initial safety and efficacy data reported in 2019. Based on such reported data, STRO-001 has been generally well-tolerated and, unlike certain other ADCs, no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached.  In October 2018, we were granted Orphan Drug Designation by the FDA, for STRO-001 for the treatment of multiple myeloma. In March 2019, our second candidate STRO-002 began enrolling patients in a Phase 1 trial focused on ovarian and endometrial cancers with initial safety and efficacy data reported in late 2019. Based on such reported data, STRO-002 has been well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-002 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached.  Based on our proprietary XpressCF® platform, we have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, and an immuno-oncology directed alliance with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol-Myers Squibb Company, New York, NY, or BMS; and an oncology-focused collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”).

We believe our XpressCF® platform is the first and only current Good Manufacturing Practices, or cGMP, compliant and scalable cell-free protein synthesis technology that has resulted in multiple product candidates in clinical development. We believe key advantages of our cell-free protein synthesis platform over conventional biologic drug discovery and development include:

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

The benefits of our XpressCF® and XpressCF+™ Platforms have resulted in collaborations with leaders in the field of oncology, including Merck, BMS and EMD Serono. As a result of discovery efforts enabled through our XpressCF+™ Platform, Merck has the right to develop up to three cytokine derivatives for cancer and autoimmune disorders, with Merck to make a specific payment for the nomination of the third product candidate. Additionally, BMS has the worldwide right to develop and commercialize an anti-cancer ADC and development rights to three additional anti-cancer bispecific antibodies outside of the U.S. The lead candidate in this collaboration is a novel ADC therapeutic directed against BCMA, known as CC-99712, for which an IND submission was filed in the first half of 2019, and is being studied in a Phase 1 trial currently enrolling patients with relapsed and refractory multiple myeloma. Under the collaboration with EMD Serono, we are using our XpressCF+™ Platform to discover and develop monospecific, bispecific or multispecific ADC product candidates against multiple cancer targets. The most advanced candidate in this collaboration is a bispecific ADC that is currently undergoing preclinical studies and for which we are in the process of manufacturing clinical trial materials. Through December 31, 2019, we have received an aggregate of approximately $370 million in payments from all of our collaborations, which includes approximately $54 million in investments in our stock. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery, preclinical development and manufacturing capabilities for the creation of novel therapeutics.

Our first internally developed product candidate is STRO-001, which we believe has the potential to be a first-in-class and best-in-class ADC directed against CD74, an antigen that is highly expressed in many B cell malignancies. In multiple preclinical models, STRO-001 has demonstrated potent anti-tumor activity. In addition, the properties of STRO-001 suggest a low likelihood of off-target toxicity and potential for an improved therapeutic index. STRO-001 is currently enrolling patients in a Phase 1 trial for multiple myeloma and NHL for which we reported initial safety and efficacy data in 2019. Based on such reported data, STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to report additional safety and efficacy data in the second half of 2020 and to begin the dose expansion phase in the first half of 2021.

We are also internally developing STRO-002, an ADC directed against FolRα, initially targeted for the treatment of ovarian and endometrial cancers. Our experiments show that FolRα expression can be detected in 90% or more of ovarian and endometrial cancers. In preclinical models, STRO-002 has demonstrated the potential for enhanced and selective activity against cells expressing FolRα, superior inhibition of tumor growth and greater linker stability, in comparison to experiments we conducted with a benchmark FolRα-targeting molecule. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety and preliminary efficacy data reported in late 2019. Based on such reported data, STRO-002 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-002 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to report additional safety and efficacy data for STRO-002 in the second quarter of 2020 and to begin the dose expansion phase in the second half of 2020.

BMS (formerly Celgene) is developing CC-99712, an ADC directed against BCMA discovered and manufactured by Sutro as part of the Celgene research collaboration.  BMS is currently enrolling a Phase 1 clinical study testing CC-99712 in patients with relapsed and refractory multiple myeloma.

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

Beyond these wholly owned programs and collaborations, we are developing a broader pipeline of next-generation protein therapeutics using our XpressCF® Platform. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. Our drug discovery teams are exploring novel immuno-oncology therapies, including cytokine-based therapies. We are also actively pursuing the discovery and development of other novel ADCs, including tumor targeting immunostimulant-ADCs, or IADCs, bispecific antibodies, including T cell-engager discovery programs.

Our Strategy

Our goal is to use our proprietary XpressCF® Platform to create cytokine-based immuno-oncology therapeutics, ADCs and bispecific antibodies primarily against clinically validated targets. Key elements of our strategy are to:

•	Advance STRO-001 and STRO-002 through clinical development. We are currently evaluating STRO-001 in a Phase 1 trial for patients with advanced and/or refractory multiple myeloma and NHL.

Based on our preclinical data, we believe STRO-001 has the potential to be a first-in-class and best-in-class ADC directed against CD74, which is highly expressed in many B cell malignancies. We expect to report additional safety and efficacy data in the second half of 2020. In October 2018, we were granted Orphan Drug Designation by the FDA, for STRO-001 for the treatment of multiple myeloma. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019 and expect to report additional safety and efficacy data in the second quarter of 2020. Given that FolRα is a clinically validated target for ovarian cancer, along with STRO-002’s homogeneous design, we believe it could be a best-in-class FolRα-targeted ADC and provide greater activity, stability and safety as compared to other investigational agents in development.

•

Maintain worldwide rights to our core product candidates.    We own the worldwide commercial rights to our most advanced product candidates, STRO-001 and STRO-002. We have assembled a management team with extensive experience in the biopharmaceutical industry, including drug discovery and development through commercialization, and our plan is to independently pursue the development and commercialization of our product candidates. As we continue to advance our products, we may opportunistically pursue strategic partnerships that maximize the value of our pipeline.

•

Develop a diverse pipeline of novel product candidates with optimal therapeutic profiles.  We intend to build a broad pipeline of optimally designed, next-generation protein therapeutics for cancer and autoimmune disorders using our XpressCF® Platform. Our cell-free-based protein synthesis system enables the rapid and systematic evaluation of protein structure-activity relationships, which we believe will accelerate the discovery and development of molecules. We aim to take advantage of the most potent modalities, including cytokines, ADCs and bispecific antibodies, to create drugs that are directed primarily against clinically validated targets where the current standard of care is suboptimal.

•

Strategically pursue additional collaborations to broaden the reach of our XpressCF® Platform.    To maximize the value of our XpressCF® Platform technology, we have entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck, a BCMA and immuno-oncology directed alliance with Celgene (now BMS) and an oncology-focused ADC collaboration with EMD Serono. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery and manufacturing capabilities for the development of novel therapeutics. As with some of our current collaborations, we intend to retain certain development and commercial rights to maximize the future potential value of product candidates discovered and developed using our XpressCF® Platform.

•

Selectively expand the scope of our XpressCF® Platform into other therapeutic areas.    Due to the versatility of our platform, we can explore additional therapeutic areas outside of oncology, such as autoimmune diseases. We intend to make further investment in the development of our XpressCF® Platform to expand our pipeline of product candidates.

Cancer Remains a Major Unmet Medical Need

Cancer is the second leading cause of mortality in the United States, accounting for nearly one in every four deaths. Approximately 40% of American men and 39% of American women will develop cancer and, according to the American Cancer Society, there will be 1.8 million new cases of cancer and 607,000 deaths due to cancer in the United States in 2020.

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

Over the last twenty years, new paradigms of cancer research and treatment have emerged to address the limitations of existing treatments. Some of the most promising new approaches involve biologic therapies, including monoclonal antibodies. Monoclonal antibodies are proteins that bind to antigen targets on tumor cells and inhibit tumor growth, or block processes that provide nourishment for the tumor. As a drug class, monoclonal antibodies have transformed the treatment of oncology and represent some of the top selling therapies on the market. For example, Roche’s Avastin, Rituxan/CD20, and Herceptin/HER-2 franchises dominated the market with over $23 billion in combined 2019 annual sales.

Despite the success of conventional monoclonal antibodies, they still have limitations. For example, the response seen with monoclonal antibodies can be variable, with some patients responding, while others do not. In addition, the response is often not durable and many patients relapse or become refractory to treatment. Also, safety and tolerability concerns often limit the use of higher, potentially more efficacious doses. We believe our XpressCF® Platform will provide enhanced therapeutic approaches for treating cancer to address these unmet needs. A new generation of biologics is emerging, including immuno-oncology agents, ADCs and bispecific antibodies. The expectation is that multiple therapeutic modalities will be used in novel combinations to treat patients and provide the most potent anti-cancer effect.

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

Monoclonal antibody immune checkpoint inhibitors, such as Opdivo, Keytruda and Yervoy, have been approved for the treatment of a number of cancer indications such as, melanoma, non-small cell lung cancer, or NSCLC, renal cancer and bladder cancer. The 2019 combined sales of these three checkpoint inhibitors are projected to be $20 billion and by 2022, sales are projected to exceed $27 billion.

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

Currently, there are more than 100 ADCs being explored in clinical development. Kadcyla and Adcetris were the first of the new generation of ADCs to be approved for the treatment of specific subsets of breast cancer and lymphoma, respectively. In the last three years, six more ADCs entered or re-entered the market, as Besponsa, Mylotarg, Lumoxiti, and Polivy were approved for the treatment of specific subsets of leukemia and lymphoma; and Padcev and Enhertu were approved for the treatment of bladder/urinary tract cancer and breast cancer, respectively. All eight of these approved therapies demonstrate that ADCs have an emerging role in the armamentarium of cancer therapeutics.

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

Bispecific Antibodies

Bispecific antibodies are engineered proteins that can simultaneously bind to two different types of antigens. Targeting two individual antigens simultaneously is expected to drive a larger clinical impact than conventional monoclonal antibodies. As a class, there are currently 96 bispecific antibodies in clinical development for oncology indications, with projected potential sales on a worldwide basis of up to $3.6 billion by 2024. Bispecific antibodies can be engineered in a variety of different formats as shown below.

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

Our Proprietary XpressCF® Platform

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

Our XpressCF® Platform seeks to address these significant shortcomings. We believe our cell-free-based protein synthesis technology allows for efficient and proper design exploration to be conducted prior to nominating a lead drug candidate. In addition, we believe we can optimally design these types of complex biologics in a manner that is ideal for subsequent production at relevant scale and manufacture. We are the only company with products in clinical development that has the capability to produce cell-free-based protein synthesis at scale. We believe we have a significant advantage over other development approaches in this space.

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

Overview of Our XpressCF® Platform

Our XpressCF® Platform is fundamentally different from the conventional cell-based protein synthesis approach in that we separate the production of the cell mass from the production of the protein.

We first generate a cellular mass from our proprietary cell line from which we harvest the inner cellular machinery for making proteins. The cellular mass is generated from our highly engineered variant of Escherichia coli, or E.coli bacteria, and has been optimized to make extract that produces complex mammalian proteins. These cells are grown over the course of several days, harvested, broken apart, clarified and stored as a cell mass for future production of our protein therapeutics. We refer to this proprietary cell mass as extract, or XtractCF™. The extract includes necessary components for energy production, transcription and translation and can be used to support cell-free protein synthesis. This extract can then be used agnostically to manufacture a wide variety of therapeutic proteins and protein fragments without the need to generate further cell lines.

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

Advantages of Our XpressCF® Platform

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

Our XpressCF® Solution for cytokine, ADCs and bispecific antibodies-based drug therapeutics

As a result, we believe our technology enables new approaches to cytokine, ADCs and bispecific antibody-based drug discovery, development and manufacturing. Key attributes are:

•

Homogeneous Design.    Our XpressCF+™ Platform enables precise and specific placement of non-natural amino acids in defined numbers and positions within our engineered proteins. These non-natural amino acids then serve as highly stable attachment sites, also known as conjugation sites, for chemical functional groups. For example, we attach linker-warheads to non-natural amino acids within our antibodies to create single-species, tumor-killing ADCs. Similarly, we attach polyethylene glycol polymers onto non-natural amino acids within our cytokine-based therapeutics to create single-species immunotherapies designed for extended pharmacokinetics and safety.

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

•

Rapid and Efficient Transition from Discovery to the Clinic.    Protein therapeutics can encounter obstacles, or even fail, during the transition from research-grade cell lines to cGMP cell lines appropriate for clinical development and commercialization. Our XpressCF® Platform can rapidly produce different protein types from a single proprietary extract, which can be scaled for discovery, development and ultimately, we believe, commercialization of cytokine-based immuno-oncology therapeutics, ADCs and bispecific antibodies and bispecific T cell-engagers.

Accordingly, we use our XpressCF® Platform to discover and develop cancer therapeutics by empirically determining the optimum structure-activity relationships for cytokine-based immuno-oncology therapeutics, ADCs, bispecific antibodies, and transitioning those products to cGMP compliant manufacturing. The following chart illustrates the applicability of these attributes across the range of modalities we are developing.

XpressCF® Attributes for Various Therapeutic Modalities
XpressCF® Attribute	ADCs	Bispecific I/O, Bispecific ADCs and Bispecific T cell-engagers	Cytokine-based therapeutics
Homogeneous Design
Stable, site-specific attachment of chemical functionality	✓	✓ (if needed)	✓
Experimentally Defined Structure- Activity Relationships
Rapid, direct comparison of a wide variety of protein variants	✓	✓	✓
Rapid and Efficient Transition from Discovery to the Clinic
Single-source scalability from discovery to clinical / commercial	✓	✓	✓

Our Collaborations Demonstrate our Capabilities

Our XpressCF® Platform has garnered the attention of leading pharmaceutical and biopharmaceutical companies and resulted in collaborations to discover and develop novel therapeutics. We have leveraged these strategic partnerships to extend our own capabilities and broaden the scope of our XpressCF® Platform. Through December 31, 2019, all of our collaborations have provided us with an aggregate of approximately $370 million in payments, which includes approximately $54 million in investments in our stock. Our collaborations include:

•

Merck Programs.    We have granted Merck the right to jointly develop up to three research programs directed to cytokine derivatives for cancer and autoimmune disorders, including rights to certain prior cytokine-based research efforts.

•

BMS Programs.    We have granted BMS the right to jointly develop up to four anti-cancer bispecific antibodies and/or ADCs directed primarily to immuno-oncology targets. The lead candidate generated for this collaboration is a novel ADC therapeutic directed against the target BCMA, known as CC-99712, for which an IND submission was filed in the first half of 2019 and is currently enrolling patients in a Phase 1 trial focused on patients with relapsed and refractory multiple myeloma.

•

EMD Serono Programs.    We have granted EMD Serono the right to designate up to six cancer targets against which we would discover, develop and optimize up to three mono, bispecific or multi-specific ADC product candidates per target. The most advanced candidate in this collaboration is a bispecific ADC, which is currently in preclinical development and for which we are in the process of manufacturing clinical trial materials.

•	Our Pipeline of Product Candidates and Discovery/Preclinical Programs

Our current product candidates and Discovery and Preclinical stage programs, all based on our proprietary XpressCF® Platform, are summarized in the chart below:

(a)

BMS automatically obtained worldwide rights to the BCMA-targeting ADC---the first collaboration product candidate to achieve IND clearance in the United States. Additionally, there are three programs to which BMS currently has ex-U.S. rights and we currently have U.S. rights. Sutro is eligible for milestones and royalties on each of the four product candidates.

(b)	EMD Serono is the U.S. healthcare business of Merck KGaA, Darmstadt Germany.

Our Product Candidates

STRO-001, an ADC Directed Against the Cancer Target CD74

Overview

We are developing STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+™ Platform. We are currently enrolling patients in a STRO-001 Phase 1 trial and we presented initial safety and efficacy data in 2019. Based on such reported data, STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to present further safety and efficacy data relating to STRO-001 in the second half of 2020 and to begin the dose expansion phase in the first half of 2021.

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

Our Solution, STRO-001

Our first internally developed product candidate is STRO-001, which we believe has the potential to be a first-in-class and best-in-class ADC directed against the cancer target CD74, an antigen that is highly expressed in many B cell malignancies and is an attractive target for an ADC therapeutic, given its rapid internalization by the cell. STRO-001 is an ADC targeting the CD74 protein antigen that was developed using our proprietary XpressCF® and XpressCF+™ Platforms. STRO-001 is composed of an antibody stably conjugated to a highly potent cytotoxic drug, a maytansinoid derivative, at two specific sites on the antibody using a non-cleavable linker. STRO-001 degrades inside of tumor cells to release very potent intracellular catabolites whose hydrophilic nature results in poor permeability into surrounding cells. We believe this decreases the potential of off-target effect in normal tissues. From a safety perspective, we designed STRO-001 to have an optimal potency to toxicity ratio. We rationally selected a homogeneous ADC with a drug-antibody ratio, or DAR, of two. Heterogeneous ADCs typically have DARs that range from zero to eight, with lower DARs generally being associated with less potency and higher DARs generally being associated with a negative impact on pharmacokinetics and toxicity. We chose a DAR of two after demonstrating that DARs of four or six did not increase the efficacy of STRO-001.

Phase 1 Clinical Trial

The Phase 1 trial for STRO-001 is an open-label study that is evaluating STRO-001 as a monotherapy for patients with multiple myeloma and NHL. The trial is being conducted in two parts: dose escalation and dose expansion. The primary objectives of the trial are to determine the safety and tolerability profile of STRO-001, determine the recommended Phase 2 dose and interval and evaluate preliminary anti-tumor activity. The secondary objectives are to characterize the human pharmacokinetics of STRO-001 and additional safety, tolerability and efficacy measures.

Our Phase 1 trial of STRO-001 is enrolling adult patients with advanced and/or refractory multiple myeloma and NHL (including DLBCL, mantle cell lymphoma and follicular lymphoma) who are refractory to, or intolerant of, all established therapies known to provide clinical benefit for their condition. Multiple myeloma and NHL patients are being enrolled in two separate dose escalation cohorts, starting initially with an accelerated dose titration design. We estimate that there will be approximately 35 patients in each cohort. Treatment is currently scheduled on day one of a 21-day cycle.

After the recommended Phase 2 dose level is determined, patients could be enrolled in up to four dose expansion cohorts (myeloma, DLBCL, mantle cell lymphoma and follicular lymphoma) if anti-tumor activity is observed during the dose escalation phase. We may enroll up to 40 patients in each of the four dose expansion cohorts.

We submitted our IND for STRO-001 in December 2017 and the first patient was dosed in April 2018. In October 2018, we were granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma.  We reported initial safety and efficacy data from our ongoing Phase 1 trial in 2019 and expect additional safety and efficacy data in the second half of 2020. As of July 15, 2019, 25 patients (14 multiple myeloma and 11 NHL), had been treated at seven dose levels reaching as high as 0.91 mg/kg. The patient population was heavily pretreated, with a median number of prior therapies of six. As of July 15, 2019, 21 patients had completed at least one cycle (two doses) of STRO-001 and were evaluable for safety and toxicity for dose escalation recommendation. One multiple myeloma patient progressed after one dose of STRO-001 and was not evaluable for dose limiting toxicities, while two patients were not yet evaluable. Most adverse events were grade 1 or 2 (58%) with the most common grade 1-2 treatment emergent adverse events of fatigue, chills, pyrexia, cough, nausea, headache and infusion reaction occurring in ≥ 20% of patients. Two dose limiting toxicities were observed, one grade 3 and one grade 5 thromboembolic event, which resulted in a protocol amendment requiring screening for thrombosis at baseline. Since implementing this requirement, three out of 10 patients enrolled were found to have preexisting thromboses and were allowed on study with anticoagulation and no additional thromboembolic events have been observed. 19 of 21 (90%) treatment discontinuations have been secondary to disease progression.

With respect to preliminary signs of efficacy, one patient with DLBCL achieved a complete response after two cycles of treatment with STRO-001 and progressed after 12 doses (six cycles). An additional DLBCL patient achieved a partial response at cycle 3 (six doses). A patient with multiple myeloma had stable disease after six doses (three cycles). Four patients remained on treatment as of July 15, 2019. In addition, pharmacokinetic and anti-drug antibody (ADA) analyses are ongoing.

Based on such reported data, STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. Additional escalation cohorts are planned at 1.27 mg/kg, 1.78 mg/kg, 2.5 mg/kg and 3.5 mg/kg dose levels.  We expect to report additional safety and efficacy data for STRO-001 in the second half of 2020 and begin the dose expansion phase in the first half of 2021.

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

STRO-002, an ADC Directed Against the Target Folate Receptor-Alpha (FolRα)

Overview

We are developing STRO-002, an optimally designed ADC directed against the cancer target FolRα, initially targeted for ovarian and endometrial cancers. STRO-002 was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+™ Platform. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019 and presented initial safety and efficacy data in late 2019. Based on such reported data, STRO-002 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-002 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to report additional safety and preliminary efficacy data in the second quarter of 2020 and to begin the dose expansion phase in the second half of 2020.

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

Ovarian Cancer Overview

Ovarian cancer is the most common cause of cancer death from gynecologic tumors in the United States, and the fifth most common cause of cancer death in women. In the United States alone, the American Cancer Society estimates that there will be about 22,000 new cases of ovarian cancer in 2020, and approximately 14,000 women die of this disease. Given that early stages of the disease cause minimal, nonspecific symptoms or is asymptomatic, 60% of patients with ovarian cancer are diagnosed in an advanced stage, for which the prognosis is poor. Standard pre- or post-operative chemotherapy for ovarian cancer is combination therapy with a platinum compound and a taxane, for example, carboplatin and paclitaxel, with or without bevacizumab which achieves a complete response in between 70% to 80% of patients. Increasingly, PARP inhibitors are being used in the maintenance setting.  Patients refractory or resistant to platinum-based treatments are then treated with a host of additional palliative chemotherapeutic agents, each showing only marginal benefit. This represents a significant unmet need.

Endometrial Cancer Overview

There is also a significant unmet need in the treatment of recurrent or metastatic endometrial cancer. In the United States alone, the American Cancer Society estimates that there will be about 66,000 new cases of endometrial cancer in 2020, and approximately 12,590 patients will die of this disease. First-line treatment for stage III/IV disease is commonly paclitaxel/carboplatin. Recently, the combination of lenvatinib and pembrolizumab was approved for the treatment of patients with advanced, metastatic endometrial cancer who have disease progression following prior systemic therapy with a platinum doublet. With the lack of available therapies for patients who progress after standard of care therapies, long-term survival prospects are poor and novel treatments offering even a modest improvement in progression-free survival or overall survival may be considered for expedited regulatory approval.

Limitations to Current FolRα-Targeted Therapeutics

There have been a number of folate- or FolRα-targeted therapies in development including naked antibodies, small molecule drug conjugates, ADCs and T cell retargeting molecules. The most clinically active agent targeting FolRα to date has been Immunogen’s mirvetuximab soravtansine (IMGN853), an ADC composed of a FolRα-binding antibody linked to the tubulin-disrupting maytansinoid, DM4, via a cleavable linker.

Immunogen’s IMGN853 monotherapy showed clinical activity in a Phase 1 trial of patients with platinum-resistant ovarian cancer, providing encouraging clinical validation for FolRα-targeting ADCs in this patient population. In early March 2019, Immunogen announced top-line results from its Phase 3 FORWARD I Study evaluating the safety and efficacy of mirvetuximab soravtansine compared to chemotherapy in patients with FolRα-positive (with medium and high target expression levels), platinum-resistant ovarian cancer.  The study did not meet its primary endpoint of progression-free survival, or PFS, in either the entire study population or in the pre-specified subset of patients with high FRα expression. Using a different scoring system, a post-hoc re-analysis of the FRα high expressing population suggested improved outcomes correlated with FRα expression, with the strongest treatment effects for all efficacy endpoints in this population. Immunogen announced in December 2019 that the FDA has provided guidance for potential accelerated approval of mirvetuximab soravtansine, demonstrating that FolRa remains an attractive target.

Our Solution, STRO-002

STRO-002 is directed against the cancer target FolRα, which is highly expressed in multiple cancer types, including ovarian cancer and endometrial cancer. This property, together with the highly restricted expression of FolRα on normal tissues, make FolRα a promising ADC approach.

STRO-002 employs a cleavable linker that releases a cytotoxic drug inside of tumor cells, while being stable and resistant to cleavage in general circulation. The cytotoxic drug used is our proprietary hemiasterlin moiety. From a safety perspective, we designed STRO-002 to have the optimal potency-to-safety ratio. We rationally selected a homogenous ADC with an optimized DAR of four.

Based on preclinical findings, we believe our efficient homogeneous design of STRO-002 could provide anti-tumor activity, stability and safety with the potential to minimize off-target damage and improve clinical impact by reducing dose-limiting toxicities. We believe an improved therapeutic index could differentiate STRO-002 from conventional technology for the treatment of ovarian cancer and endometrial cancer. To test this, we have created a benchmark FolRα-targeting surrogate molecule based on conventional technology that has a heterogeneous ADC, with a similar DAR utilizing a DM4 linker-warhead. We have tested this benchmark molecule against STRO-002 in multiple preclinical models. However, additional preclinical and clinical testing will be needed to determine the safety and efficacy of STRO-002 and to obtain regulatory approval, if ever. STRO-002 may not ultimately provide a greater therapeutic benefit than the current standard of care.

Clinical Development Plan

Our Phase 1 trial for STRO-002 is an open-label study evaluating STRO-002 as a monotherapy for patients with ovarian and endometrial cancers. The trial is being conducted in two-parts, dose escalation and dose expansion. We began enrolling ovarian cancer patients in March 2019, with initial safety and efficacy data reported in late 2019. The primary objectives of the STRO-002 clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics and additional safety, tolerability and efficacy measures.

We have initially enrolled adult patients with advanced and/or refractory ovarian cancer, for whom no suitable treatment exists. These patients are considered to have incurable disease and need repeated courses of life-prolonging and palliative treatment. We are currently enrolling ovarian cancer patients regardless of their FolRα expression levels. These ovarian cancer patients have been enrolled in a dose escalation cohort, with STRO-002 administered on day one of a 21-day cycle. If anti-tumor activity is observed during the dose escalation phase, we would then proceed with the enrollment of patients in the dose expansion phase of this clinical study.

As of October 15, 2019, 13 patients had been treated in the Phase I study of STRO-002, with two patients having reached the 6 mg/kg dose level and completed the dose limiting toxicity, or DLT, observation period. There had been no DLTs and no infusion reactions as of October 15, 2019, in these heavily pre-treated patients. Preliminary evidence of anti-tumor activity was observed in a patient who achieved a confirmed partial response by RECIST 1.1 criteria. This patient also achieved and confirmed a response in the ovarian cancer tumor marker, cancer antigen 125 (CA-125) for at least 28 days. Stable disease by RECIST 1.1 had been confirmed in two ongoing patients at cycles 5 and 10 of study treatment. Three ongoing patients at the 4.3 mg/kg dose level had unconfirmed stable disease per RECIST 1.1 criteria at cycle 3 as of October 15, 2019. Ninety-five percent (95%) of adverse events were grade 1 or grade 2. The preliminary pharmacokinetic (PK) profile reveals an estimated half-life for the total antibody of 22-76 hours with increasing exposure in an apparent dose dependent manner. Based on such reported data, STRO-002 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-002 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to report additional safety and efficacy data for STRO-002 in the second quarter of 2020 and to begin the dose expansion phase in the second half of 2020.

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

We are also actively researching to identify new ADCs to add to our pipeline. We have multiple ADC discovery programs ongoing using our XpressCF+™ Platform. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. We have also expanded our ADC technology platform to include IADCs. Our XpressCF+™ platform has enabled a groundbreaking technology to engineer homogeneous, dually conjugated immunostimulant and cytotoxic warheads on a single ADC molecule. Our novel IADC design is intended to deliver two different drugs directly to the tumor, and not only kill tumor cells but also locally prime an immune response to the patient’s particular tumor cells.  We believe that our IADC approach creates a new therapeutic opportunity by combining the best features of an ADC with the biology of a personalized vaccine.

Our bispecific antibody drug discovery programs are focused on T cell-engagers. We are using our technology to find the optimum protein structure and T cell-engaging properties to maximize safety and efficacy for this promising class of cancer therapeutics.

Collaboration and License Agreements

Merck Collaboration

In July 2018, we entered into an Exclusive Patent License and Research Collaboration Agreement (the “2018 Merck Agreement”) with Merck to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders.

Upon signing the 2018 Merck Agreement, Merck paid us an upfront payment of $60.0 million for the research and development of two target programs, and Merck purchased $20.0 million of Series E redeemable convertible preferred stock from us. Additionally, Merck purchased from us, concurrently with our initial public offering in a private placement, approximately $10.0 million of shares of our common stock at a price per share equal to the initial public offering price. Under the 2018 Merck Agreement, we are eligible to receive financial support for our research and development efforts based on an agreed-upon level of full-time equivalent personnel effort and related reimbursement rate and are eligible to receive another payment if a third target program is selected. In March 2020, Merck extended the research term of the collaboration’s first cytokine-derivative program by one year, which includes a payment to us of $5.0 million. The initial product candidate from this first collaboration program, a promising immune-modulating cytokine derivative, is advancing towards IND-enabling studies.

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

Collaborations with Celgene

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary of BMS. In connection with such acquisition, BMS assumed the rights and obligations of the 2014 Celgene Agreement, 2017 Celgene Agreement and 2018 Celgene Master Services Agreement. However, we will continue to refer to our agreements with Celgene throughout this Form 10-K as being with Celgene.

Celgene Collaboration

In September 2014, we entered into a Collaboration and License Agreement with Celgene, or the 2014 Celgene Agreement, to discover and develop bispecific antibodies and ADCs focused primarily on the field of immuno-oncology, using our proprietary integrated cell-free protein synthesis platform, XpressCF®. Under the 2014 Celgene Agreement, we received upfront payments totaling $95.0 million in September 2014, which included an $11.9 million equity investment, and additional payments totaling $60.0 million.

In August 2017, we entered an Amended and Restated Collaboration and License Agreement with Celgene, or the 2017 Celgene Agreement, upon which we received an option fee payment of $12.5 million, to refocus our 2014 Celgene Agreement on four programs, which are:

•

BCMA ADC.    The most advanced product candidate under collaboration is a BCMA ADC product candidate, known as CC-99712, which is in clinical development by Celgene for the treatment of multiple myeloma. Celgene submitted an IND for this product candidate in the first half of 2019 and is currently enrolling patients in a Phase 1 clinical trial. Celgene owns worldwide development and commercialization rights to this product. We will continue to be responsible for clinical supply manufacturing and certain development services for the BCMA ADC and are eligible to receive from Celgene aggregate development and regulatory milestone payments of up to $275.0 million, if approved in multiple indications, and tiered royalties ranging from mid to high single digit percentages on worldwide sales of any resulting commercial products.

•

Bispecific Antibodies.    The other three product candidates subject to our Celgene collaboration are bispecific antibodies, all of which have been designated as development candidates by Celgene. With respect to the remaining three collaboration programs (BCMA-CD3, PD1-LAG3 and PD1-TIM3), during the second quarter of 2019 Celgene notified the Company that it decided not to exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene was not required to pay us the $12.5 million option maintenance fee that would have been due upon IND clearance for the first collaboration program. Consequently, the U.S. clinical development and commercialization rights to the other three collaboration programs remain owned by us, without any further option to Celgene. For any products resulting from these three collaboration programs, Celgene will own ex-U.S. development and commercialization rights and will be obligated to pay us development and regulatory milestone payments and tiered royalties ranging from mid to high single digit percentages. In the event that certain milestones are not achieved in these programs by September 26, 2020, these ex-U.S. rights will revert to us without any cost to us and Celgene’s obligations for milestones and royalties on these three programs will terminate.

Also, we received a $10.0 million payment in December 2018 for certain manufacturing activities under the 2017 Celgene Agreement. Additionally, we have received and will be eligible to receive financial support for research and development services assigned to us by Celgene, based on an agreed-upon level of full-time equivalent personnel effort and related reimbursement rate.

Celgene may terminate the 2017 Celgene Agreement at any time with 120 days’ prior written notice. Either we or Celgene has the right to terminate the 2017 Celgene Agreement based on the other party’s uncured material breach, challenge of the validity and enforceability of intellectual property, or bankruptcy.

In March 2018, we entered into a Master Development and Clinical Manufacturing Services Agreement, or the 2018 Celgene Master Services Agreement, with Celgene, wherein Celgene requested us to provide development, manufacturing and supply chain management services, including clinical product supply. The consideration for the services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for clinical product supply for use in Phase 1 clinical trials.

EMD Serono Collaboration

In September 2014, we entered into a License Agreement with EMD Serono, or the MDA Agreement, to develop ADCs for multiple cancer targets, which replaced the Collaboration Agreement we had entered into with EMD Serono in May 2014, or the Collaboration Agreement. The most advanced program in the collaboration is a bispecific ADC drug candidate currently in preclinical development. EMD Serono nominated this molecule as a development candidate in 2019 and we are in the process of manufacturing clinical trial materials.

Upon signing the Collaboration Agreement, we received $10.0 million in an upfront payment. In addition, upon signing the MDA Agreement, we received an additional $10.0 million in an upfront payment and receive financial support for our research and development services based on an agreed-upon level of full-time equivalent personnel effort and related reimbursement rate. In April 2019, we entered into a manufacturing supply agreement with EMD Serono to provide them with product candidate materials for IND-enabling and Phase 1 clinical studies. The consideration for any related services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for providing the product materials.

We are eligible to receive up to $52.5 million for each product developed under the MDA Agreement, primarily from pre-commercial contingent payments. Relatedly, in September 2019, the Company earned a $1.5 million payment under the MDA Agreement upon designation by EMD Serono of a specific bispecific antibody drug conjugate as a clinical development candidate with their approval to advance it to IND-enabling studies. In addition, we are eligible to receive tiered royalties ranging from low to mid single digit percentages, along with certain additional one-time royalties, on worldwide sales of any commercial products that may result from the MDA Agreement. The MDA Agreement term expires on a product-by-product and country-by-country basis upon the later of the expiration of the patents covering products licensed under the MDA Agreement or ten years after the first commercial sale of a product covered under the MDA Agreement. Upon expiration, EMD Serono will have a fully paid-up, royalty-free, perpetual, and irrevocable non-exclusive license, with the right to grant sublicenses, under certain of our intellectual property rights.

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

We are required to make milestone payments to Stanford of up to approximately $930,000 on the accomplishment of certain development and regulatory milestones, of which $180,000 has been paid through December 31, 2019 with a $750,000 payment due upon first commercial sale of the first licensed product consisting of a molecule or compound covered by the licensed patent rights, or the 14th anniversary of the Stanford License in October 2021. Additionally, we owe Stanford annual license maintenance fees of $75,000, which may be creditable against earned royalties in such year, and are required to reimburse Stanford for ongoing patent-related costs. We are also required to pay to Stanford low single digit royalties on net sales and to share any sublicensing income received related to the licensed technology. We may terminate the agreement at any time upon 30 days’ written notice.

SutroVax Collaboration

In 2013, we and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for SutroVax, Inc., or SutroVax, with which we have a license agreement and a supply agreement. Under the license agreement, SutroVax has the right to use the XpressCF® and XpressCF+™ Platforms to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. The lead program for SutroVax is a broad-spectrum pneumococcal conjugate vaccine. SutroVax is responsible for performing all research and development activities, and we provide technical support and supply XtractCF™ and other materials to SutroVax. SutroVax is progressing their broader spectrum pneumococcal conjugate vaccine through the late stages of preclinical development and is targeting an IND filing for 2021.

We retain a less than 10% ownership interest in SutroVax and are eligible for four percent (4%) royalties on worldwide net sales of any vaccine candidates for human health use under the license agreement. Also, we retain the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

Manufacturing

We have significant expertise in the production of therapeutic biologics. Our proprietary XpressCF® Platform is a cell-free protein synthesis technology that enables rapid and systematic process development, streamlined scale-up and cGMP manufacturing.

Extract and Reagents

We manufacture our cell-free extract and related reagents in our cGMP manufacturing facility in San Carlos, California for our clinical trials and supply commitments. If we are successful in developing an effective strategic relationship with a contract manufacturing organization, or CMO, we would consider supplementing our manufacturing capacity by outsourcing the production of cell-free extract and related reagents to such CMO to cover our needs during product launch and for long-term commercial supply.

Drug Substance and Drug Product

Our process development and manufacturing strategies are tailored to rapidly advance our product candidates, including the use of a supply chain of established CMOs to ensure successful execution. The production of antibodies will be done by either us or CMOs, depending on our internal cGMP production capacity. The production of all other necessary elements for the manufacture of our ADC product candidates, and the final manufacture of the ADC drug product, will be handled entirely by CMOs. Our XpressCF+™ Platform has been successfully used for manufacturing several antibodies containing non-natural amino acids and requires minimal process optimization to support early clinical phase manufacturing. We utilize industry established production steps for the purification of our antibodies. The CMOs we have selected have strong track records in cGMP manufacturing with expertise in clinical or commercial drug manufacturing for the cytotoxic agent, conjugation and fill-finish of therapeutic biologics. All activities from cell-free extract production to formulated drug product are performed to maintain aggressive timelines and minimize delays.

Competition

The biotechnology and biopharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary XpressCF® Platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS, GlaxoSmithKline PLC, Merck, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A and companies focused on ADCs, such as Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Seattle Genetics, Inc., Genentech, Inc.,, or Genentech, Immunomedics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from ADCs, such as Genentech’s Kadcyla, to immune checkpoint inhibitors, such as BMS’s Opdivo, to T cell-engager immunotherapies, such as Amgen, Inc.’s Blincyto, and CAR-T cell therapies such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation and immunomodulating agents. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we have. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover, but is not limited to, our technology platforms, our product candidates and components thereof, their methods of use and processes for their manufacture, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our XpressCF® Platform and product candidates. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; to defend against and challenge the assertion by third parties of their purported intellectual property rights; and to operate without the unauthorized infringement on the valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our XpressCF® platform technology, platform and product candidates. Our patent portfolio as of December 31, 2019 contained 19 U.S. issued patents and 150 patents issued in ex-U.S. jurisdictions including Europe, China, Japan, Australia and Singapore and 32 U.S. pending applications as well as 73 patent applications pending in ex-U.S. jurisdictions including Europe, China, Japan, Australia and Singapore owned solely by us. These patents and patent applications include claims relating to:

•	bacterial strains, and extracts prepared therefrom, comprising an engineered Release Factor 1 protein, which facilitates incorporation of non-natural amino acids into proteins;
•	bacterial strains, and extracts prepared therefrom, comprising combinations of chaperone proteins, which facilitate expression of complex eukaryotic proteins in bacterial extracts;
•	antibodies targeting receptors of interest, including CD74, FolRα and BCMA;
•	ADCs targeting receptors of interest, including CD74 FolRα and BCMA;
•	hemiasterlin, both as a cytotoxin and as a linker-warhead, which is used in our STRO-002 product candidate; and
•

para-azidomethylphenylalanine, or pAMF, and proteins comprising pAMF, our workhorse non-natural amino acid which is primarily used when we conjugate molecules to proteins produced with our XpressCF+™ Platform.

Our issued patents, and any patents that may issue from our pending patent applications, in our solely owned patent portfolio are expected to expire between January 2030 and October 2040, absent any patent term adjustments or extensions.

In addition, we have exclusively licensed the following patent portfolio from Stanford: 14 U.S. issued patents and 44 patents issued in ex-U.S. jurisdictions including Europe, China, Canada, India, Australia, South Korea,

Eurasia and Singapore. This patent portfolio includes claims relating to methods related to in vitro protein synthesis that we use in our XpressCF® Platform when discovering, developing and manufacturing our product candidates.

Patents in our patent portfolio licensed from Stanford are expected to expire between March 2020 and January 2028, absent any patent term adjustments or extensions.

As for the XpressCF® Platform, product candidates and processes we develop and commercialize, in the normal course of business, we intend to pursue, where appropriate, patent protection or trade secret protection relating to compositions, methods of manufacture, assay methods, methods of use, treatment of indications, dosing and formulations. We may also pursue patent protection with respect to product development processes and technology.

The following table describes the material patents and patent applications owned or licensed by us.

Patent Relevance	Ownership	Type of Patent Protection	Expiration or Anticipated Expiration (absent patent term extension or adjustment)	Pending Jurisdictions	Issued Jurisdictions
XpressCF® Platform	In licensed from Stanford	Utility	2023	None	US, AU, CA, EP, JP
XpressCF® Platform	Owned by Sutro	Utility	2033	US, CA, IL, IN	US, AU, CN, EP, JP, KR, SG
XpressCF® Platform	Owned by Sutro	Utility	2034	US, CA, CN, EP, HK, IN, KR, SG	US, AU, IL, JP
XpressCF® Platform	Owned by Sutro	Utility	2034	None	EP
XpressCF® Platform	Owned by Sutro	Utility	2035	None	US, EP
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, EP, IN, HK, KR	US, AU, CN, EP, JP, SG
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, EP, HK, IN, JP, KR	US, AU, EP, CN, IL, SG
STRO-001	Owned by Sutro	Utility	2035	US, EP	EP
STRO-001	Owned by Sutro	Utility	2037	US, EP, HK	None
STRO-001	Owned by Sutro	Utility	2037	AU, BR, CA, CN, IL, JP, KR, MX, NZ, RU, SG, ZA	None
STRO-001	Owned by Sutro	Utility	2038	US, EP	None
STRO-002	Owned by Sutro	Utility	2037	US, EP	None
STRO-002	Owned by Sutro	Provisional	2038	US, PCT	None
STRO-002	Owned by Sutro	Utility	2036	US, AU, BR, CA, CN, EP, IL, IN, JP, KR, SG	None

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

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2030 to 2035, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2040, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and product candidates and the methods used to manufacture those platforms and product candidates. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented XpressCF® technology, platforms and product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our XpressCF® technology, platforms and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our XpressCF® technology, platforms and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and more comprehensive risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. We have filed for trademark protection of the Sutro Biopharma mark, the XpressCF® mark and the XpressCF+™ mark with the USPTO. XpressCF® refers to our cell-free protein synthesis technology as a whole, and XpressCF+™ refers specifically to cell-free protein synthesis incorporating one or more non-natural amino acids. The Sutro Biopharma mark was registered by the USPTO in 2014 and the XpressCF® mark was registered by the USPTO in 2017.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $2,942,000 for Fiscal Year 2020. The applicant under an approved BLA is also subject to an annual program fee, currently exceeding $325,000 per prescription drug product for Fiscal Year 2020. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $340,000 for most PMAs for Fiscal Year 2020. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results between multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases. In addition, states such as California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Additional jurisdictions, such as the City of Chicago and the District of Columbia, require pharmaceutical sales representatives to be licensed and meet continuing education requirements. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

U.S. Healthcare Reform

In the United States, there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, (v) established a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts (now 70%) off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A joint select committee on deficit reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions, as well as potential future shutdowns of the U.S. federal government, may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the current U.S. presidential administration continues to propose drug price control measures, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, on May 11, 2018, the current U.S. presidential administration laid out the administration’s “Blueprint” to reduce the cost of prescription medications while preserving innovation and cures. While the Department of Health and Human Services, or HHS, is soliciting feedback on some of these measures, other actions may be immediately implemented by HHS under existing authority. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the current U.S. presidential administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of December 31, 2019, we had 168 full-time employees, 8 full-time contract employees and no part-time contract employees. Of these employees, 42 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of December 31, 2019, had an accumulated deficit of $195.7 million. For the years ended December 31, 2019 and December 31, 2018, our net loss was $55.7 million and $35.3 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two product candidates STRO-001, our initial clinical program, and STRO-002, our second clinical program, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of December 31, 2019, we had $133.5 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•	the costs associated with the development of our internal manufacturing facility and processes;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•	the timing and amount of milestone and other payments we may receive under our collaboration agreements;

•	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•	the costs of manufacturing our product candidates and those of our collaborators using our proprietary XpressCF® Platform;
•	the cost and timing of regulatory approvals;
•	the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. Subject to limited exceptions, the Loan and Security Agreement we entered into with Oxford and SVB in February 2020 under which we borrowed $25.0 million prohibits us from incurring indebtedness without the prior written consent of Oxford or SVB. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our current debt financing involves, and future debt financings, if available, are likely to involve, restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our product candidates, STRO-001 and STRO-002 are in the dose escalation phase of their respective Phase 1 clinical trials, and enrollment has begun for patients in the Phase 1 clinical trial for the BCMA ADC candidate resulting from our BMS collaboration. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the U.S. Food and Drug Administration, or FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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
•

inability of us or any third-party contract manufacturer to scale up manufacturing of our product candidates and those of our collaborators to supply the needs of clinical trials and commercial sales, and to manufacture such products in conformity with regulatory requirements using our proprietary XpressCF® Platform;

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
•

occurrence of health epidemics or contagious diseases, such as the Coronavirus Disease 2019, or COVID-19, and potential effects on our business, clinical trial sites, supply chain and manufacturing facilities;

•	greater than anticipated costs of our clinical trials;
•	harmful side effects or inability of our product candidates to meet efficacy endpoints during clinical trials;
•	failure to demonstrate in our clinical trials a sufficient response rate or duration of response;
•	failure to demonstrate a benefit-risk profile acceptable to the FDA or other regulatory agencies;
•	unfavorable FDA or other regulatory agency inspection and review of one or more of our clinical trial sites or manufacturing facilities;
•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
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

Our business is dependent on the success of our product candidates based on our proprietary XpressCF® Platform and, in particular, our proprietary product candidates, STRO-001 and STRO-002. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® Platform and our proprietary product candidates, STRO-001 and STRO-002. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of STRO-001 and STRO-002. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The success of STRO-001 and STRO-002 and our other future product candidates will depend on many factors, including the following:

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

Additionally, we have in the past and may in the future create benchmark molecules for comparative purposes.  For example, we have created a benchmark folate receptor-alpha, or FolRα targeting antibody-drug conjugate, or ADC, using conventional technology that results in a heterogeneous ADC mixture. We have compared STRO-002 to this benchmark molecule in multiple preclinical models. We believe the results of these tests help us understand how the therapeutic index of STRO-002 compares to competitors’ product candidates. However, we cannot be certain that any benchmark molecule that we create is the same as the molecule we are attempting to recreate, and the results of the tests comparing any such benchmark molecule to any other potential or current product candidate may be different than the actual results of a head-to-head test of any such other potential or current product candidate against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of our potential or current product candidates, and to understand its therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or results of operations. We often attend and present clinical updates at various medical and investor conferences throughout the year.  The COVID-19 outbreak has caused, and is likely to continue to cause, cancellations or reduced attendance of these conferences and we may need to seek alternate methods to present clinical updates and to engage with the medical and investment communities. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials.  The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition and our potential to conduct financings on terms acceptable to us, if at all. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and our stock price may decline.

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

We are developing a pipeline of product candidates using our proprietary XpressCF® Platform. We believe that product candidates identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of precision design and rapid empirical optimization, thereby reducing the dose-limiting toxic effects associated with existing products. However, the scientific research that forms the basis of our efforts to develop product candidates based on our XpressCF® Platform is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our XpressCF® Platform is both preliminary and limited.

To date, we have tested our first clinical stage product candidates, STRO-001 and STRO-002, and our partner BMS has tested CC-99712 in a limited number of clinical trial patients. We may ultimately discover that our XpressCF® Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® Platform. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® Platform and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. In our STRO-001 Phase 1 trial, most observed adverse events were grade 1 or 2 (58%) with the most common grade 1-2 treatment emergent adverse events of fatigue, chills, pyrexia, cough, nausea, headache and infusion reaction occurring in ≥ 20% of patients. Two dose limiting toxicities were observed, one grade 3 and one grade 5 thromboembolic event. The thromboembolic events were in patients with very bulky disease and other pre-existing factors for thrombosis and the trial protocol was amended to screen for, and treat, pre-existing thromboembolism/thrombotic events, and since the amendment, no additional thromboembolic events have been observed. In October 2019, we presented initial safety data from our ongoing Phase 1 trial of STRO-002.  Based on initial data from the trial through October 15, 2019, STRO-002 has been generally well-tolerated with no dose-limiting toxicities having been observed.  The most common treatment emergent adverse events were grade 1 or 2 and included fatigue, nausea, vomiting, headache, dizziness, abdominal pain, and insomnia. Infusion reactions and ocular toxicity signals were not observed. Two related treatment emergent adverse events of grade 3 neutropenia were observed and both of these resolved. If product candidates based on our XpressCF® Platform are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC development and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our XpressCF® ADC product candidates contain cleavable or non-cleavable linker-warhead combinations or novel warheads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF® Platform prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost, competition in the therapeutic area(s) we have received or may receive approval for, and whether it will otherwise be accepted in the market. Historically, there have been concerns regarding the safety and efficacy of ADCs, and an ADC drug was voluntarily withdrawn from the market for an extended period of time. These historical concerns may negatively impact the perception market participants have on ADCs, including our product candidates. Additionally, the product candidates that we are developing are based on our proprietary XpressCF® Platform, which is a new technology. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an ADC product, or a product or treatment based on our novel cell-free production technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on, among other factors:

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates using our XpressCF® Platform. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our XpressCF® Platform and resulting product candidates.

Since 2014, we have entered into collaborations with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA, or Merck, Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol-Myers Squibb Company, New York, NY, or BMS, and Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”) to develop certain cancer and other therapeutics. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

To date, no product developed on a cell-free manufacturing platform has received approval from the FDA, so the requirements for the manufacturing of products using our XpressCF® Platform are uncertain.

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed Phase 1 clinical trial use of our product candidates STRO-001 and STRO-002 and our partner BMS’ CC-99712 product candidate, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

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

Our existing collaborations with Merck, BMS and EMD Serono are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into collaborations with other biotechnology companies to develop several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. Substantially all of our revenue to date has been derived from our existing collaboration agreements with Merck, BMS and EMD Serono, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene, now BMS, was advancing four preclinical collaboration programs, one of which is an ADC targeting B-cell maturation antigen (CC-99712), or BCMA, for the treatment of multiple myeloma. BMS has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA recently cleared the IND application and a Phase 1 clinical trial has commenced enrolling patients. In 2019 Celgene, now BMS, decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene did not pay us the $12.5 million option maintenance fee due on IND clearance for the first collaboration program, described above. Additionally, while BMS has ex-US rights to three additional collaboration programs, if certain program milestones are not achieved by September 26, 2020, the ex-US rights to those collaboration programs will automatically revert to us at no cost to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations, or the collaborator terminates the collaboration. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets due to an inability to successfully integrate them with our existing technologies and may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or epidemics or contagious diseases, such as the COVID-19 outbreak. If we or our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. If we or our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products, such as epidemics or contagious diseases, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, prospects, financial condition and results of operations.

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

We may not be successful in our efforts to use our XpressCF® Platform to expand our pipeline of product candidates and develop marketable products.

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF® Platform. STRO-001 and STRO-002 are our most advanced clinical stage programs and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. . For example, if we use a diagnostic test to determine which patients are most likely to benefit from STRO-001 for the treatment of multiple myeloma and non-Hodgkin lymphoma by designing our pivotal trial or trials of STRO-001 in that indication to require that clinical trial patients have elevated CD74 expression as a criterion for enrollment, then we will likely be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of STRO-001, to test for elevated CD74 expression; we may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic. Similarly, as we are developing STRO-002 for a potential indication in patients with elevated FolRα expression levels, we may be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of STRO-002, to test for elevated FolRα expression. In addition, our partner BMS may be required to develop and obtain FDA clearance for a companion diagnostic to assess BCMA expression in patients in connection with their development of CC-99712. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We do not currently have any agreement in place with any third party to develop or commercialize companion diagnostics for any of our product candidates. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® Platform, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS, GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd, Sanofi S.A, and companies focused on ADCs, such as Pfizer, Inc., GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Seattle Genetics, Inc., Genentech, Inc., Immunomedics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from ADCs, such as Genentech’s Kadcyla, to immune checkpoint inhibitors such as BMS’s Opdivo to T cell-engager immunotherapies such as Amgen, Inc.’s Blincyto, and CAR-T cell therapies such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell-based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation and immunomodulating agents. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

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

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including William J. Newell, our chief executive officer, Edward Albini, our chief financial officer, Trevor J. Hallam, Ph.D., our chief scientific officer, Arturo Molina, M.D., our chief medical officer and Shabbir T. Anik, Ph.D., our chief technical operations officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and XpressCF® Platform technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations.

As of December 31, 2019, we had 168 full-time employees.  As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The Loan and Security Agreement is secured by a lien covering all of our assets, excluding our intellectual property and certain other assets. Subject to the terms of the Loan and Security Agreement, we have the option to prepay all, but not less than all, of the amounts borrowed under the Loan and Security Agreement, subject to certain penalty payments, prior to the March 1, 2024 maturity date, at which time all amounts borrowed will be due and payable.

The Loan and Security Agreement we entered into in February 2020 with Oxford and SVB contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the Loan and Security Agreement, the lenders will be able to declare all obligations immediately due and payable and take control of our collateral, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the rights of Oxford and SVB to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford, acting as collateral agent for the lenders, could declare a default under the Loan and Security Agreement upon the occurrence of any event that Oxford and SVB interpret as a material adverse change as defined under the Loan and Security Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the collateral agent of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our current operations are located in our facilities in South San Francisco and San Carlos, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, epidemic or contagious disease, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, epidemics or contagious diseases, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage, epidemic or contagious disease, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2019, we had federal NOL carryforwards of approximately $120.7 million, and our ability to utilize those NOL carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to our company.

On December 22, 2017, the current U.S. presidential administration, signed into law the Tax Cuts and Jobs Act of 2017, or the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering the corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Additionally, the Tax Reform Act will no longer allow deductions for compensation in excess of $1.0 million for certain employees, even if paid as commissions or performance-based compensation. We may be subject to these limitations as provided for under Section 162(m) of the Code in the future. The Tax Reform Act also limits the amount taxpayers are able to deduct for federal NOL carryforwards generated in taxable years beginning after December 31, 2017 to 80% of the taxpayer’s taxable income. The law also generally repeals all carrybacks. However, any NOLs generated in taxable years after December 31, 2017 can be carried forward indefinitely. Losses arising in taxable years beginning before December 31, 2017 may still be carried back two years and are subject to their current expiration period.  As of December 31, 2019, we had approximately $88.7 million of federal NOLs that were generated prior to 2018, which will expire at various dates beginning in 2032, if not used to reduce income taxes payable in the future. Federal NOLs generated by us subsequent to 2017 may only offset 80% of taxable income.

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

Therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems are a relatively new scientific field. We have obtained grants and issuances of, and have obtained a license from a third party on an exclusive basis to, patents related to our proprietary XpressCF® Platform. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody-based and other therapeutics.

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

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2023, which has claims relating to methods of treating CD74-positive multiple myeloma with an ADC targeting CD74. If valid and not yet expired when, and if, we receive marketing approval for STRO-001, we may need to seek a license to this patent, which may not be available on commercially reasonable terms or at all. Failure to receive a license could delay commercialization of STRO-001. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® Platform and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® Platform and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

68

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

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or on the labeling or other restrictions. In addition, the FDA has the authority to require a risk evaluation and mitigation strategy, or REMS, plan as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act, or together, the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (ii) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (iii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iv) established annual fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, (v) established a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts (now 70%) off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vii) expanded the entities eligible for discounts under the Public Health program (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research and (ix) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A joint select committee on deficit reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

75

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar biological products (both highly similar and interchangeable biological products) was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. The BPCIA provides a period of exclusivity for products granted “reference product exclusivity,” under which an application for a biosimilar product referencing such products cannot be approved by the FDA until 12 years after the first licensure date of the reference product licensed under a BLA. On March 6, 2015, the FDA approved the first biosimilar product under the BPCIA. FDA has accelerated licensure of biosimilar products since the first biosimilar was approved in 2015. However, FDA has yet to deem a biosimilar product interchangeable with the reference product. While FDA has implemented certain procedures intended to implement the BPCIA, other processes remain in development and may be adopted by the FDA; any such processes could have a material adverse effect on the future commercial prospects for our biological products.

A biological product submitted for licensure under a BLA is eligible for a period of exclusivity that commences on the date of its licensure, unless its date of licensure is not considered a date of first licensure because it falls within an exclusion under the BPCIA. There is a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for biosimilar competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Most states have enacted substitution laws that permit substitution of only interchangeable biosimilars.  The extent to which a highly similar biosimilar, once approved, will be substituted for any one of our reference products that may be approved in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

We expect our operating results to be subject to quarterly and annual fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to the ongoing development of our XpressCF® Platform, our product candidates or future development programs;
•	results of preclinical and clinical trials, or the addition or termination of clinical trials or funding support by us, or existing or future collaborators or licensing partners;
•

our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•	regulatory developments affecting our product candidates or those of our competitors;
•	health epidemics or contagious diseases; and
•	changes in general market and economic conditions.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the other risks described in this section and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters, health epidemics or contagious diseases, and other calamities;
•	a temporary federal government shutdown; and
•	general economic, industry and market conditions.

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

We are required to comply with the SEC’s rules that implement Section 404(a) of the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404(a), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with the applicable provisions of Section 404 for this filing, we engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources; engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Market.

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

Holders of Record

As of March 9, 2020, there were approximately 110 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on September 27, 2018 (the first day of trading of our common stock), through December 31, 2019 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended, or Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Trade Date	Sutro Biopharma (STRO)	Nasdaq Composite Index (IXIC)	Nasdaq Biotech Index (^NBI)
9/27/2018	100.00	100.00	100.00
12/31/2018	59.34	82.51	79.47
3/29/2019	74.93	96.11	91.71
6/28/2019	74.87	99.56	89.51
9/30/2019	59.80	99.47	81.67
12/31/2019	72.37	111.57	98.87

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in PART III Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following tables summarize our selected financial data for the periods and as of the dates indicated. We have derived our selected statements of operations data for the years ended December 31, 2019, 2018, and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited financial statements included elsewhere in this report.  The selected statements of operations data for the year ended December 31, 2016 and the selected balance sheet data as of December 31, 2017 and 2016 has been derived from our audited financial statements which are not included in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. On January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. As such, revenue for the year ended December 31, 2019 was recorded under ASC 606, while revenue for the years ended December 31, 2018, 2017 and 2016 were recorded under ASC 605. You should read the selected financial data below together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016
	(In thousands, except share and per share amounts)
Statements of Operations Data:
Revenue (including amounts from related parties of $22,536, $18,966, $44,606 and $54,001 during the years ended December 31, 2019, 2018, 2017 and 2016, respectively)	$42,736	$38,419	$51,741	$59,731
Operating expenses:
Research and development	65,612	54,262	54,639	43,550
General and administrative	32,592	21,380	16,374	14,817
Total operating expenses	98,204	75,642	71,013	58,367
(Loss) Income from operations	(55,468)	(37,223)	(19,272)	1,364
Interest income	4,074	1,616	273	251
Interest and other income (expense), net	(4,350)	290	(689)	87
Net (loss) Income	$(55,744)	$(35,317)	$(19,688)	$1,702
Net loss per share attributable to common stockholders, basic and diluted (1)	$(2.43)	$(6.13)	$(43.95)	$-
Weighted-average shares used in computing net loss per share attributable to common stockholders	22,958,577	5,758,875	447,946	407,735

(1)

Immediately prior to the completion of the IPO on October 1, 2018, all outstanding shares of redeemable convertible preferred stock were converted into common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.  For the years ended December 31, 2017 and 2016, basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. We considered our redeemable convertible preferred stock to be participating securities. The holders of our redeemable convertible preferred stock were entitled to receive non-cumulative dividends, payable prior and in preference to any dividends on any shares of our common stock. In the event a cash dividend was paid on common stock, the holders of redeemable convertible preferred stock were also entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the redeemable convertible preferred stock did not have a contractual obligation to share in losses. In accordance with the two-class method, earnings allocated to these participating securities and the related number of outstanding shares of the participating securities, which include contractual participation rights in undistributed earnings, have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2019	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,960	$125,298	$22,020	$11,593
Marketable securities	128,513	79,194	-	35,928
Working capital (deficit) (1)	95,601	173,523	(6,327)	(493)
Total assets	156,370	223,139	40,769	69,277
Debt	9,876	14,724	14,563	-
Redeemable convertible preferred stock warrant liability	-	-	1,708	1,193
Redeemable convertible preferred stock	-	-	102,505	102,505
Accumulated deficit	(195,745)	(150,328)	(115,011)	(95,323)
Total stockholders’ equity (deficit)	97,789	131,539	(109,001)	(90,901)

(1)	We define working capital (deficit) as current assets less current liabilities. See our financial statements for further details regarding our current assets and current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage drug discovery, development and manufacturing company focused on deploying our proprietary integrated cell-free protein synthesis and site-specific conjugation platform, XpressCF®, to create a broad variety of optimally designed, next-generation protein therapeutics initially for cancer and autoimmune disorders. We aim to design therapeutics using the most relevant and potent modalities, including cytokine-based targets, immuno-oncology, or I/O, agents, antibody-drug conjugates, or ADCs, and bispecific antibodies that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF® Platform to create medicines with improved therapeutic profiles for areas of unmet need.

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices compliant manufacturing facility. We have the ability to manufacture our cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial, with initial safety and efficacy data reported in 2019. Based on such reported data, STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached.  In October 2018, we were granted Orphan Drug Designation by the U.S. Food and Drug Administration, or FDA, for STRO-001 for the treatment of multiple myeloma. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety and efficacy data reported in late 2019. Based on such reported data, STRO-002 has been well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-002 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached.  We have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck, a B Cell Maturation Antigen, or BCMA, and an immuno-oncology directed alliance with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol-Myers Squibb Company, New York, NY, or BMS, and an oncology-focused collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”).

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary of BMS. However, we continue to refer to our agreements with Celgene throughout this Form 10-K as being with Celgene.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with Celgene (now BMS), Merck and EMD Serono, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, of common stock and debt proceeds.

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a net loss of $55.7 million, $35.3 million and $19.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of December 31, 2019, we had an accumulated deficit of $195.7 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2017 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

Financial Operations Overview

Revenue

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Celgene (now BMS), Merck and EMD Serono, and to a lesser extent, from manufacturing, supply and services and products we provide to Celgene, SutroVax, Inc., or SutroVax, and EMD Serono.  As described in Note 2 to our Financial Statements, on January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers (ASC 606). ASC 606 supersedes the guidance in ASC 605, Revenue Recognition (ASC 605). We adopted ASC 606 on a modified retrospective basis under which we recognized the $10.3 million cumulative effect of adoption as a reduction to the accumulated deficit balance as of January 1, 2019. Revenue for the years ended December 31, 2018 and 2017 were recorded under ASC 605, while revenue for the year ended December 31, 2019 was recorded under ASC 606. If we had continued to use ASC 605 during 2019, revenue would have been $43.5 million for the year ended December 31, 2019, as compared to the $42.7 million reported.

We derive revenue from collaboration arrangements, under which we may grant licenses to our collaboration partners to further develop and commercialize our proprietary product candidates. We may also perform research and development activities under the collaboration agreements. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and other contingent payments, and royalties based on net sales of approved products. Additionally, the collaborations may provide options for the customer to acquire from our materials and reagents, clinical product supply or additional research and development services under separate agreements.We assess which activities in the collaboration agreements are considered distinct performance obligations that should be accounted for separately. We develop assumptions that require judgement to determine whether the license to our intellectual property is distinct from the research and development services or participation in activities under the collaboration agreements.

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

Please see an expanded discussion on the revenue recognition treatment of performance obligations under Critical Accounting Policies and Estimates.

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

	Year ended
	December 31,
	2019	2018
Internal costs:
Research and drug discovery	$18,041	$15,541
Process and product development	9,337	8,537
Manufacturing	22,475	16,872
Clinical development	1,969	1,357
Total internal costs	51,822	42,307
External Program Costs:
Research and drug discovery	1,097	1,001
Toxicology and translational science	1,680	2,239
Process and product development	245	1,080
Manufacturing	5,444	4,530
Clinical development	5,324	3,105
Total external program costs	13,790	11,955
Total research and development expenses	$65,612	$54,262

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

Interest Income

Interest income consists primarily of interest earned on our invested funds.

Interest Expense and Other Income (Expense), Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs. Additionally, under ASC 606, the Company identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment. Other expense in each of 2019 and 2018 includes changes in values attributable to the arrangement with the Leukemia & Lymphoma Society, Inc. Additionally, in 2018 this expense category includes gains and losses from the remeasurement of our liabilities related to our redeemable convertible preferred stock warrants. We adjusted the liability for changes in estimated fair value until the earlier of the exercise of the warrants, expiration of the warrants, or conversion of the redeemable convertible preferred stock warrants upon the completion of our IPO, into common stock warrants. With the completion of our IPO on October 1, 2018, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in-capital and we no longer record any related periodic fair value adjustments.

Comparison of the Years Ended December 31, 2019 and 2018

	Year ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Revenue	$42,736	$38,419	$4,317	11%
Operating expenses:
Research and development	65,612	54,262	11,350	21%
General administrative	32,592	21,380	11,212	52%
Total operating expenses	98,204	75,642	22,562	30%
Loss from operations	(55,468)	(37,223)	(18,245)	49%
Interest income	4,074	1,616	2,458	152%
Interest and other income (expense), net	(4,350)	290	(4,640)	*
Net loss	$(55,744)	$(35,317)	$(20,427)	58%

*	Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands)
Bristol-Myers Squibb Company ("BMS") (1)(2)	$11,321	$21,187	$(9,866)	(47)%
Merck Sharp & Dohme Corporation ("Merck") - related party	21,458	8,526	12,932	152%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	8,879	7,175	1,704	24%
SutroVax - related party	1,078	1,531	(453)	(30)%
Total revenue	$42,736	$38,419	$4,317	11%

(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in the fourth quarter of 2019.
(2)

During the year ended December 31, 2018, $8.9 million of revenue from BMS (formerly Celgene) was related party revenue. Celgene was a related party through September 30, 2018 as it held more than 10% of our common stock for the periods presented until the closing of our IPO.

Total revenue increased by $4.3 million, or 11%, during the year ended December 31, 2019 compared to the year ended December 31, 2018, due primarily to the 2018 Merck Agreement which added revenue of $12.9 million. Further, we received and recognized revenue of $1.5 million under the License Agreement, or MDA Agreement, with EMD Serono, upon designation by EMD Serono of a specific bispecific antibody drug conjugate as a clinical development candidate with their approval to advance it to IND-enabling studies and another $2.2 million in clinical materials supplies less a decrease of $1.9 million related to the MDA Agreement which ended in May 2019. The increases were partially offset by a $0.5 million decrease from SutroVax, and a $9.9 million decrease from Celgene.  In 2018, revenue from Celgene included a $10.0 million milestone that was recognized during the year and did not recur in 2019.

Research and Development Expense

Research and development expense increased by $11.4 million, or 21%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was due primarily to increases of $4.9 million in personnel-related expenses due to higher headcount, $2.3 million in laboratory supplies and production materials-related expenses, $2.1 million in external clinical trial services for STRO-001 and STRO-002, and $1.7 million in facilities-related expenses.

General and Administrative Expense

General and administrative expense increased by $11.2 million, or 52%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was due primarily to increases of $7.5 million in personnel-related expenses, $1.5 million in IT-related expenses, $1.4 million in insurance and other fees associated with being a public company, $0.3 million in legal, audit and external services, and $0.3 million in facilities-related expenses.

Interest Income

Interest income increased by $2.5 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, due primarily to higher average investment balances in 2019, including proceeds received primarily in the second half of 2018 from the issuance of our Series E redeemable convertible preferred stock, the upfront payment received under the 2018 Merck Agreement, and combined net proceeds from the completion of our IPO and the private placement of common stock to Merck.

Interest and Other Income (Expense), Net

Interest and other income (expense) changed by $4.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, due primarily to $3.1 million of interest expense associated with a financing component under ASC 606 related to the 2018 Merck Agreement, and $1.0 million related to the remeasurement of the fair value of our redeemable convertible preferred stock warrant liability during the year ended December 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of December 31, 2019, we had $133.5 million in cash, cash equivalents and marketable securities, and outstanding debt of $9.9 million and an accumulated deficit of $195.7 million.

Term Loan

On February 28, 2020, (the “Effective Date”), we entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”), as the collateral agent and a lender, and Silicon Valley Bank, as a lender (together with Oxford, the “Lenders”), pursuant to which the Lenders have agreed to lend us up to an aggregate of $25.0 million in a series of term loans (the “Term A Loan”). Upon entering into the Loan and Security Agreement, we borrowed $25.0 million from the Lenders, with approximately $9.6 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the prior loan and security agreement dated August 4, 2017.

Under the terms of the Loan and Security Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $5.0 million (the “Term B Loan” and together with the Term A Loan, the “Term Loans”) upon the closing of a new collaboration agreement that includes an upfront payment of at least $50.0 million to us, as determined by Oxford in its sole and absolute discretion (the “Term B Milestone Event”).  We may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone Event and ending on the earliest of (i) December 31, 2020, (ii) the thirtieth (30th) day following the occurrence of the Term B Milestone Event, and (iii) the occurrence of an event of default.

The proceeds from the Term Loans under the Loan and Security Agreement may be used to satisfy our future working capital needs and to fund our general business requirements. Our obligations under the Loan and Security Agreement are secured by all our assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan and Security Agreement.

The Term Loans mature on March 1, 2024 (the “Maturity Date”) and will be interest-only through March 1, 2022, followed by 24 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.

We will be required to make a final payment of 3.83% of the original principal amount of the Term Loans drawn, payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final Payment”). We may prepay all, but not less than all, of the Term Loans upon 30 days’ advance written notice to Oxford, provided that we will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the applicable funding date, or (ii) 2.00% of the principal amount of the applicable Term Loan prepaid between the first and second anniversary of the applicable funding date, or (iii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, and prior to the Maturity Date (each, a “Prepayment Fee”).

The Loan and Security Agreement contains customary affirmative and restrictive covenants, including covenants regarding incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan and Security Agreement provides that an event of default will occur if, among other triggers, there occurs any circumstances that could reasonably be expected to result in a material adverse change in our business, or operations or condition (financial or otherwise) or a material impairment of the prospect of us to repay any portion of our obligations under the Loan and Security Agreement. The Loan and Security Agreement also includes customary representations and warranties, other events of default and termination provisions.

In connection with entering into the Loan and Security Agreement, we issued to the Lenders warrants exercisable for 81,257 shares of our common stock (the “Debt Warrants”). The Debt Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which is the closing price of our common stock reported on the Nasdaq Global Market on the day prior to the Effective Date. The Debt Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash (used in) provided by operating activities	$(65,023)	$12,683
Cash (used in) investing activities	(51,131)	(80,190)
Cash (used in) provided by financing activities	(4,184)	170,785
(Decrease) Increase in cash and cash equivalents	$(120,338)	$103,278

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2019 was $65.0 million.  Our net loss of $55.7 million was reduced by non-cash charges of $10.3 million for stock-based compensation, $4.8 million for depreciation and amortization, and a $0.3 million loss on disposal of property and equipment, which were offset partially by a $1.5 million increase in the accretion of discount on our marketable securities and a $0.1 million reduction of the liability attributable to the agreement with the Leukemia & Lymphoma Society, Inc. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $23.3 million, due to a decrease in our deferred revenue balance of $20.2 million from revenue recognized under our collaboration agreements, a decrease of $0.2 million in accrued compensation expense primarily due to bonuses paid in connection with certain goal achievements and increases of $1.4 million in prepaid expenses and other assets and $3.8 million in accounts receivable from higher research and development services revenues from our collaborators. This was offset partially by a $2.3 million increase in accounts payable due to timing of payments.

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

Cash Flows from Investing Activities

Cash used in investing activities of $51.1 million for the year ended December 31, 2019 was primarily related to purchases of marketable securities of $196.2 million and purchases of property and equipment of $3.5 million, principally for laboratory and manufacturing equipment, offset partially by maturities and sales of marketable securities of $148.6 million.

Cash used in investing activities of $80.2 million for the year ended December 31, 2018 was related to purchases of marketable securities of $81.5 million and purchases of property and equipment of $1.6 million, principally for laboratory and manufacturing equipment, offset partially by maturities of marketable securities of $2.8 million.

Cash Flows from Financing Activities

Cash used in financing activities of $4.2 million for the year ended December 31, 2019 was primarily related to principal repayment on the August 2017 Loan of $5.0 million and payment of $0.3 million related to the entry into a sales agreement for an at-the-market offering of our common stock, partially offset by $1.3 million of proceeds received from participants in our employee stock purchase plan.

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

Contractual Obligations and Other Commitments

As described in Notes 1 and 15 of our financial statements, we entered into the Loan and Security Agreement on February 28, 2020, for gross proceeds of $25 million.  Pursuant to the Loan and Security Agreement, $9.6 million of the gross proceeds were used to fully repay the August 2017 Loan.  As a result, of the $9.9 million that was outstanding as of December 31, 2019, $8.9 million has been classified on our balance sheet as Debt – non-current.  The remaining $1.0 million that was outstanding as of December 31, 2019 has been classified as Debt – current, and payment of such amount was made prior to the execution of the February 28, 2020 Loan Agreement.

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations:
Debt, principal (1)	$1,000	$9,000	$-	$-	$10,000
Debt, interest (1)	524	665	-	-	1,189
Operating lease obligations	3,771	3,195	-	-	6,966
Total contractual obligations	$5,295	$12,860	$-	$-	$18,155

(1)This debt and related interest were repaid on February 28, 2020 with proceeds from the Loan and Security Agreement.

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

Revenue Recognition

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Celgene (now BMS), Merck and EMD Serono, and to a lesser extent, from manufacturing, supply and services and products we provide to Celgene, SutroVax, Inc., or SutroVax, and EMD Serono.

When we enter into collaboration agreements, we assess whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, we assess whether the payments between us and our collaboration partner fall within the scope of other accounting literature. If we conclude that payments from the collaboration partner to us represent consideration from a customer, such as license fees and contract research and development activities, we account for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if we conclude that our collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, we present such payments as a reduction of research and development expense or general and administrative expense, based on where we present the underlying expense.  As described in Note 2 to our Financial Statements, on January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $10.3 million cumulative effect of adoption as a reduction to the accumulated deficit balance as of January 1, 2019. Revenue for the years ended December 31, 2018 and 2017 were recorded under ASC 605, while revenue for the year ended December 31, 2019 was recorded under ASC 606. If we had continued to use ASC 605 during 2019, revenue would have been $43.5 million for the year ended December 31, 2019, as compared to the $42.7 million reported.

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

Milestone and Contingent Payments: At the inception of the arrangement and at each reporting date thereafter, we assess whether it should include any milestone and contingent payments or other forms of variable consideration in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, the associated milestone value is included in the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint and, if necessary, adjust our estimate of the overall transaction price. Since milestone and contingent payments may become payable to us upon the initiation of a clinical study or filing for or receipt of regulatory approval, we review the relevant facts and circumstances to determine when we should update the transaction price, which may occur before the triggering event. When we update the transaction price for milestone and contingent payments, we allocate the changes in the total transaction price to each performance obligation in the agreement on the same basis as the initial allocation. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment, which may result in recognizing revenue for previously satisfied performance obligations in such period. Our collaborators generally pay milestones and contingent payments subsequent to achievement of the triggering event.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. We account for forfeitures of stock-based awards as they occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

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

We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis.

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

The fair value of the warrants at the issuance date, at September 30, 2018 (immediately prior to our IPO) and December 31, 2017 was determined using the OPM. The warrants were re-measured at each financial reporting period with any changes in fair value being recognized in other income (expense), net in the statements of operations. We continued to adjust the liability for changes in fair value until the earlier of the expiration of the warrants, exercise of the warrants, or conversion of the redeemable convertible preferred stock warrants into common stock warrants upon the completion of a liquidation event, including the completion of an IPO, which occurred on October 1, 2018. Beginning in the fourth quarter of 2018, there was no longer any warrant-related liability.

Income Taxes

As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of $120.7 million and federal general business credits from research and development expenses totaling $14.8 million, as well as state NOL carryforwards of $75.1 million and state research and development credits of $11.5 million. If not utilized, the federal NOL carryforwards will expire at various dates beginning in 2032, and the federal credits will expire at various dates beginning in 2023. The state NOL carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Tax Reform Act of 1986, or the Tax Reform Act, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization. We have performed a Section 382 study for the period of June 16, 2003 through December 31, 2019 and concluded that it is more likely than not that we experienced an ownership change on April 9, 2007. This change does not limit our ability to use our existing NOLs within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. We may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. If there is a subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

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

We had cash, cash equivalents and marketable securities $133.5 million and $204.5 million as of December 31, 2019 and 2018, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

As of December 31, 2019 and 2018, we had $9.9 million and $14.7 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar LIBOR plus 6.40% and has a maturity date of August 1, 2021. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 8.	Financial Statements and Supplementary Data

SUTRO BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sutro Biopharma, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2019.

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

Redwood City, California

March 13, 2020

SUTRO BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,960	$125,298
Marketable securities	112,904	79,194
Accounts receivable (including amounts from related parties of $1,050 and $959 as of December 31, 2019 and 2018, respectively)	6,298	2,489
Prepaid expenses and other current assets	4,406	2,965
Total current assets	128,568	209,946
Property and equipment, net	9,633	10,934
Marketable securities, non-current	15,609	-
Other non-current assets	2,545	2,244
Restricted cash	15	15
Total assets	$156,370	$223,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,584	$3,061
Accrued compensation	6,017	6,217
Deferred revenue—current	19,465	21,574
Debt—current	1,000	4,724
Other current liabilities	901	847
Total current liabilities	32,967	36,423
Deferred revenue, non-current	16,195	44,599
Deferred rent	409	476
Debt—non-current	8,876	10,000
Other noncurrent liabilities	134	102
Total liabilities	58,581	91,600
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of December 31, 2019 and 2018; 0 shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of December 31, 2019 and 2018; 23,098,969 and 22,848,184 shares issued and outstanding as of December 31, 2019 and 2018, respectively	23	23
Additional paid-in-capital	293,346	281,891
Accumulated other comprehensive income (loss)	165	(47)
Accumulated deficit	(195,745)	(150,328)
Total stockholders’ equity	97,789	131,539
Total Liabilities and Stockholders’ Equity	$156,370	$223,139

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue (including amounts from related parties of $22,536, $18,966 and $44,606 during the years ended December 31, 2019, 2018 and 2017, respectively)	42,736	38,419	51,741
Operating expenses
Research and development	65,612	54,262	54,639
General and administrative	32,592	21,380	16,374
Total operating expenses	98,204	75,642	71,013
Loss from operations	(55,468)	(37,223)	(19,272)
Interest income	4,074	1,616	273
Interest and other income (expense), net	(4,350)	290	(689)
Net loss	$(55,744)	$(35,317)	$(19,688)
Net loss per share	$(2.43)	$(6.13)	$(43.95)
Weighted-average shares used in computing net loss per share	22,958,577	5,758,875	447,946

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(55,744)	$(35,317)	$(19,688)
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	212	(47)	17
Comprehensive loss	$(55,532)	$(35,364)	$(19,671)

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

Statements of Redeemable Convertible Preferred Stock

and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

					Note		Accumulated
	Redeemable Convertible				Receivable	Additional	Other		Total
	Preferred Stock		Common Stock		from	Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2016	173,750,421	102,505	451,831	-	(207)	4,646	(17)	(95,323)	(90,901)
Exercise of common stock options for cash	-	-	13,499	-	-	95	-	-	95
Stock-based compensation expense	-	-	-	-	-	1,391	-	-	1,391
Vesting of early exercised shares	-	-	-	-	-	86	-	-	86
Interest on note receivable from stockholder	-	-	-	-	(1)	-	-	-	(1)
Net unrealized gain on available-for-sale securities	-	-	-	-	-	-	17	-	17
Net loss	-	-	-	-	-	-	-	(19,688)	(19,688)
Balances at December 31, 2017	173,750,421	102,505	465,330	-	(208)	6,218	-	(115,011)	(109,001)
Issuance of Series C and E redeemable convertible preferred stock, net of issuance costs of $644	319,865,282	84,739	-	-	-	-	-	-	-
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with initial public offering	-	-	-	-	-	734	-	-	734
Conversion of redeemable convertible preferred stock and warrants to common stock in connection with initial public offering	(493,615,703)	(187,244)	16,007,762	16	-	187,228	-	-	187,244
Exercise of preferred stock warrants for cash	-	-	20,700	-	-	268	-	-	268
Exercise of common stock options and common stock warrants for cash	-	-	20,726	-	-	134	-	-	134
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,564	-	-	5,667,000	6	-	74,430	-	-	74,436
Issuance of common stock in connection with private placement	-	-	666,666	1	-	9,999	-	-	10,000
Stock-based compensation expense	-	-	-	-	-	2,872	-	-	2,872
Vesting of early exercised shares	-	-	-	-	-	8	-	-	8
Payment of note receivable by stockholder	-	-	-	-	208	-	-	-	208
Net unrealized loss on available-for- sale securities	-	-	-	-	-	-	(47)	-	(47)
Net loss	-	-	-	-	-	-	-	(35,317)	(35,317)
Balances at December 31, 2018	-	$-	22,848,184	$23	$-	$281,891	$(47)	$(150,328)	$131,539
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)								10,327	10,327
Exercise of common stock options	-	-	35,204	-	-	180	-	-	180
Issuance of common stock under Employee Stock Purchase Plan	-	-	131,939	-	-	1,260	-	-	1,260
Vesting of restricted stock units	-	-	114,103	-	-	-	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	-	-	(30,461)	-	-	(297)	-	-	(297)
Stock-based compensation expense	-	-	-	-	-	10,312	-	-	10,312
Net unrealized gain on available-for-sale securities	-	-	-	-	-	-	212	-	212
Net Loss	-	-	-	-	-	-	-	(55,744)	(55,744)
Balances at December 31, 2019	-	$-	23,098,969	$23	$-	$293,346	$165	$(195,745)	$97,789

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(55,744)	$(35,317)	$(19,688)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,777	4,539	4,990
Amortization of premium (accretion of discount) on marketable securities	(1,457)	(527)	106
Stock-based compensation	10,312	2,872	1,391
Revaluation of redeemable convertible preferred stock warrant liability	-	(973)	186
Recognition of income on derivative liability	(115)	(854)	-
Loss on disposal of property and equipment	275	-	-
Other	193	337	103
Impairment of long-lived assets	-	-	2,742
Changes in operating assets and liabilities:
Accounts receivable	(3,809)	(865)	(1,047)
Prepaid expenses and other assets	(1,441)	(2,220)	(354)
Accounts payable	2,253	209	(473)
Accrued compensation	(200)	2,578	451
Other liabilities	186	551	-
Deferred rent	(67)	48	86
Deferred revenue	(20,186)	42,305	(25,566)
Net cash (used in) provided by operating activities	(65,023)	12,683	(37,073)
Investing activities
Purchases of marketable securities	(196,226)	(81,463)	(14,220)
Maturities of marketable securities	128,576	2,750	34,850
Sales of marketable securities	20,000	-	15,208
Purchases of equipment and leasehold improvements	(3,481)	(1,557)	(3,316)
Proceeds from exercise of options for SutroVax shares	-	80	80
Net cash (used in) provided by investing activities	(51,131)	(80,190)	32,602
Financing activities
Payments of debt	(5,000)	-	-
Proceeds from issuance of debt	-	-	15,000
Payment of debt issuance fees	-	-	(170)
Proceed from issuance of common stock options and warrants	180	134	95
Taxes paid related to net shares settlement of restricted stock units	(297)	-	-
Proceeds from employee stock purchase plan	1,260	-	-
Proceeds (interest) from payment of note receivable by stockholder	-	208	(1)
Proceeds from issuances of redeemable convertible preferred stock, net of issuance costs	-	84,739	-
Proceeds from issuances of common stock upon initial public offering, net of issuance costs	-	74,436	-
Payment of offering costs	(327)	-	(286)
Proceeds from issuance of common stock in private placement	-	10,000	-
Proceeds from exercise of preferred stock warrants	-	268	-
Proceeds from a research, development and commercialization agreement	-	1,000	-
Net cash (used in) provided by financing activities	(4,184)	170,785	14,638
Net (decrease) increase in cash, cash equivalents and restricted cash	(120,338)	103,278	10,167
Cash, cash equivalents and restricted cash at beginning of year	125,313	22,035	11,868
Cash, cash equivalents and restricted cash at end of year	$4,975	$125,313	$22,035
Supplemental disclosure of cash flow information
Cash paid for interest	$1,049	$1,275	$479
Supplemental Disclosures of Non-cash Investing and Financing Information
Purchase of property and equipment included in accounts payable	$270	$205	$255
Offering costs included in accounts payable	$-	$-	$259
Embedded interest associated with program fees	$3,144	$-	$-
Vesting of early exercised shares	$-	$8	$86
Conversion of redeemable convertible preferred stock and warrants into common stock upon IPO, net of issuance costs	$-	$187,244	$-
Reclassification of redeemable convertible preferred stock warrant liability to equity	$-	$734	$-

See accompanying notes to financial statements

SUTRO BIOPHARMA, Inc.

Notes to Financial Statements

1.Organization and Principal Activities

Description of Business

Sutro Biopharma, Inc. (the “Company”) is a clinical stage drug discovery, development and manufacturing company focused on leveraging its integrated cell-free protein synthesis and site-specific conjugation platform, XpressCF®, to create a broad variety of optimally designed, next-generation protein therapeutics for cancer and autoimmune disorders. The Company was incorporated on April 21, 2003, and is headquartered in South San Francisco, California.

The Company operates in one business segment, the development of biopharmaceutical products.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2019, there was an accumulated deficit of $195.7 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities.

As of December 31, 2019, the Company had unrestricted cash, cash equivalents and marketable securities of $133.5 million, which is available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and its operations.

On February 28, 2020, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”), as the collateral agent and a lender, and Silicon Valley Bank, as a lender (together with Oxford, the “Lenders”), pursuant to which the Lenders have agreed to lend the Company up to an aggregate of $25.0 million in a series of term loans (the “Term A Loan”). Upon entering into the Loan and Security Agreement, the Company borrowed $25.0 million from the Lenders, with approximately $9.6 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to a prior loan and security agreement dated August 4, 2017 with the Lenders. Under the terms of the Loan and Security Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $5.0 million upon the closing of a new collaboration agreement that includes an upfront payment of at least $50.0 million to the Company, as determined by Oxford in its sole and absolute discretion.  The proceeds from the Term Loans under the Loan and Security Agreement may be used to satisfy the Company’s future working capital needs and to fund its general business requirements.  Please see an expanded discussion on the Loan and Security Agreement in Note 15 Subsequent Events.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of December 31, 2019 will enable the Company to maintain its operation for a period of at least 12 months following the filing date of its financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining research and development periods and standalone selling prices under multiple element arrangements, stock-based compensation expense, valuation of marketable securities, impairment of long-lived assets, fair value of redeemable convertible preferred stock warrant liabilities (prior to closing of the Company’s IPO), fair value of common stock (prior to closing of the Company’s IPO), income taxes and certain accrued liabilities. Actual results could differ from such estimates or assumptions.

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

Upon adoption of ASC 606, the Company used the practical expedients to analyze only those contracts that were still active contracts as of January 1, 2019 and evaluated those contracts based on the cumulative contract modifications through that date. The Company does not believe that the use of the practical expedients has or will have a material impact on its transition adjustment or its prospective accounting. The Company adopted ASC 606 on a modified retrospective basis under which it recognized the cumulative effect of adoption of $10.3 million as a transition adjustment to reduce opening accumulated deficit; therefore, the periods prior to the adoption date of ASC 606 have not been restated. If the Company had continued to use ASC 605 during 2019, revenue would have been $43.5 million for the year ended December 31, 2019, as compared to the $42.7 million reported for the year ended December 31, 2019.

Previously, under ASC 605, the Company first determined whether a revenue arrangement includes multiple elements, such as the delivery of intellectual property rights and research and development services. For revenue agreements with multiple elements, the Company identified the deliverables and evaluated which deliverables may represent separate units of accounting, based on the achievement of certain criteria, including whether the deliverable has stand-alone value to the collaborator. Upfront payments received in connection with licenses to the Company’s technology rights were deferred if facts and circumstances dictated that the license does not have stand-alone value, and were recognized as license revenue over the estimated period of performance that is generally consistent with the terms of the research and development obligations contained in the specific collaboration and license agreement.

The impact of the adoption of Topic 606 our balance sheet as of January 1, 2019 was as follows (in thousands):
	December 31, 2018	Adjustments Due to the Adoption of Topic 606 Increase/(Decrease)	January 1, 2019
	(in thousands)
Accounts receivable	$2,489	$–	$2,489
Total current assets	209,946	–	209,946
Deferred revenue, current	21,574	(2,124)	19,450
Deferred revenue, non-current	44,599	(8,203)	36,396
Total liabilities	91,600	(10,327)	81,273
Accumulated deficit	(150,328)	(10,327)	(140,001)

The impact of the adoption of ASC 606 on the Company’s balance sheet as of December 31, 2019 and the Company’s statements of operations for the year ended December 31, 2019 was as follows:

	As of and for the year ended December 31, 2019 (in thousands)
	Balances without the Adoption of Topic 606	Adjustments Increase /(Decrease)	As reported
Balance Sheet data
Deferred revenue, current	21,989	(2,524)	19,465
Deferred revenue, non-current	20,106	(3,911)	16,195
Total liabilities	65,016	(6,435)	58,581
Accumulated deficit	(202,180)	(6,435)	(195,745)

Statements of Operations data
Revenues	43,484	(748)	42,736
Interest and other income (expense), net	(1,206)	3,144	(4,350)
Net loss	(51,852)	3,892	(55,744)

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, reducing certain disclosures concerning the fair value hierarchy. The guidance is effective for the Company as of January 1, 2020, for both annual and interim periods. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments Credit Losses, which requires consideration of a broader range of reasonable and supportable information to developing credit loss estimates. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including all interim periods within those years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the fiscal years beginning after December 15, 2020, including all interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact that the adoption of ASU 2016-13 will have on its financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service. For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in ASC Topic 808, Collaborative Arrangements (Topic 808) to the unit of account guidance in Topic 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. For public entities, ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, including all interim periods within those years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-18 is effective for the Company for fiscal years beginning after December 15, 2020, including all interim periods within those years. Early adoption is permitted. The Company has not yet determined the effects of this ASU on its financial statements.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including all interim periods within that year.  As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC842 will be effective for the Company on January 1, 2021. Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company is currently evaluating the impact of adopting this guidance on the Company’s financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts presented prior to adoption.

Cash, Cash Equivalents, Marketable Securities and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as current, while investments with maturities in one year or beyond one year from the balance sheet date are classified as long-term investments. Available-for-sale marketable securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Realized gains and losses are included in interest income in the Company’s Statements of Operations. There were no material realized gains or losses in the periods presented. The cost of securities sold is based on the specific-identification method.

The Company invests in money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities with high credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities, with the objectives of maintaining safety and liquidity while maximizing yield.

Under certain credit agreements, the Company has pledged cash and cash equivalents as collateral. Restricted cash related to such agreements was $15,000 as of both December 31, 2019 and December 31, 2018.

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Balance Sheets to the amount reported within the accompanying Statements of Cash Flows was as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents	$4,960	$125,298	$22,020
Restricted cash	15	15	15
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$4,975	$125,313	$22,035

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

The Company regularly reviews the outstanding accounts receivable, including consideration of factors such as the age of the receivable balance. As of December 31, 2019 and 2018, there was no allowance for doubtful accounts deemed necessary. As of December 31, 2019 and 2018, the Company’s accounts receivable balances were entirely attributable to the Company’s collaboration agreements.

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

The Company did not recognize any impairment charges during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company recognized within research and development expenses in the statements of operations, an impairment charge of $2.7 million pertaining to manufacturing equipment that had been custom built for the Company, and failed to meet the acceptance criteria; therefore, the Company believed the carrying value may not be recoverable.  As of December 31, 2019 and 2018, management believes that no revision to the remaining useful lives or write down of the remaining long-lived assets is required.

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

Share-based payments, including purchases under the Company’s employee stock purchase plan, are measured using fair-value-based measurements and recognized as compensation expense over the service period in which the awards are expected to vest. The Company’s fair-value-based measurements of awards to employees and directors as of the grant date utilize the single-option award-valuation approach, and the Company uses the straight-line method for expense attribution. The fair-value-based measurements of options granted to nonemployees are remeasured at each period end until the options vest and are amortized to expense as earned. The valuation model used for calculating the estimated fair value of stock awards is the Black-Scholes option-pricing model. The Black-Scholes model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, the related risk-free interest rate and the expected dividends.

Research and Development

The Company records accrued expenses for estimated costs of the research and development activities conducted by third party service providers, which include outsourced research and development expenses, professional services and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in current liabilities in the balance sheets and within research and development expense in the statements of operations.

Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed.

For outsourced research and development expenses, such as professional fees payable to third parties for preclinical studies, clinical trials and research services and other consulting costs, we estimate the expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical studies, clinical trials and research services on the Company’s behalf. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

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

The Company includes any penalties and interest expense related to income taxes as a component of Interest and other income (expense), net as necessary.

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

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. Upon the Company’s IPO on October 1, 2018, all redeemable convertible preferred stock was converted into common stock. For the periods presented, there were no deemed dividends.

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

3. Fair Value Measurements and Short-Term Investments

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$3,151	$3,151	$-	$-
Commercial paper	4,952	-	4,952	-
Corporate debt securities	69,499	-	69,499	-
Asset-backed securities	27,055	-	27,055	-
U.S. government agency securities	27,007	-	27,007	-
Total	$131,664	$3,151	$128,513	$-

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$116,202	$116,202	$-	$-
Commercial paper	26,625	-	26,625	-
Corporate debt securities	11,774	-	11,774	-
Asset-backed securities	16,899	-	16,899	-
U.S. government agency securities	23,896	-	23,896	-
Total	$195,396	$116,202	$79,194	$-

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

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$3,151	$-	$-	$3,151
Commercial paper	4,952	-	-	4,952
Corporate debt securities	69,423	79	(3)	69,499
Asset-based securities	27,005	50	-	27,055
U.S. government agencies	26,968	39	-	27,007
Total	131,499	168	(3)	131,664
Less amounts classified as cash equivalents	(3,151)	-	-	(3,151)
Total marketable securities	$128,348	$168	$(3)	$128,513

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$116,202	$-	$-	$116,202
Commercial paper	26,625	-	-	26,625
Corporate debt securities	11,795	-	(21)	11,774
Asset-based securities	16,920	-	(21)	16,899
U.S. government agencies	23,901	-	(5)	23,896
Total	195,443	-	(47)	195,396
Less amounts classified as cash equivalents	(116,202)	-	-	(116,202)
Total marketable securities	$79,241	$-	$(47)	$79,194

As of December 31, 2019, $15.6 million of marketable securities had maturities of more than one year and are classified as long-term assets.  As of December 31, 2018, no marketable securities had maturities of more than one year.

There were $4.5 million and $52.6 million of investments in an unrealized loss position as of December 31, 2019 and December 31, 2018, respectively. During the years ended December 31, 2019 and 2018 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based upon the Company’s impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates. Based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.  As such, the Company concluded that the unrealized losses in the investment securities were not other-than-temporary.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements with various pharmaceutical and biotechnology companies. As described in Note 2, on January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, which supersedes the guidance in ASC 605, Revenue Recognition. The Company recognized revenue under ASC 606 for the year ended December 31, 2019 and under ASC 605 for years ended December 31, 2018 and 2017. In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Bristol-Myers Squibb Company ("BMS") (1)(2)	$11,321	$21,187	$44,606
Merck Sharp & Dohme Corporation ("Merck") - related party	21,458	8,526	-
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	8,879	7,175	7,135
SutroVax - related party	1,078	1,531	-
Total revenue	$42,736	$38,419	$51,741

(1)In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.

(2)During the year ended December 31, 2018, $8.9 million of revenue from BMS (formerly Celgene) was related party revenue. Celgene was a related party through September 30, 2018 as it held more than 10% of the Company’s common stock for the periods presented until the closing of our IPO.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the year ended December 31, 2019:

Year ended
December 31, 2019
(in thousands)
Deferred revenue—December 31, 2018	$66,173
Transition adjustment related to adoption of ASC 606	(10,327)
Deferred revenue—January 1, 2019	55,846
Additions to deferred revenue	2,826
Recognition of revenue in current period	(23,012)
Deferred revenue—December 31, 2019	$35,660

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied. The Company expects to recognize approximately $19.5 million of the deferred revenue as of December 31, 2019 over the next twelve months.

There have been no material changes to the Company’s collaboration agreements during the year ended December 31, 2019, except as described below.

Celgene Agreement

In September 2014, the Company signed a Collaboration and License Agreement with Celgene to discover and develop bispecific antibodies and/or antibody-drug conjugates (“ADCs”), focused primarily on the field of immuno-oncology, using the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF®.

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

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary. BMS may terminate the Celgene Agreement at any time with 120 days’ prior written notice. Either the Company or BMS has the right to terminate the Celgene Agreement based on the other party’s uncured material breach, challenge of the validity and enforceability of intellectual property, or bankruptcy.

In accounting for this arrangement under ASC 606, applying the practical expedients, the Celgene Agreement was treated as a single arrangement that had been modified in 2017, in the form it was last modified prior to the adoption of ASC 606.

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

During the year ended December 31, 2019 under ASC 606, the Company recognized revenue of $3.9 million associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations During the years ended December 31, 2018 and 2017 under ASC 605, the Company recognized revenue of $16.6 million and $43.9 million, respectively, associated with performance under the deliverables and the achievement of certain milestones.  As of December 31, 2019 and 2018, there was $3.0 million and $11.4 million, respectively, of deferred revenue related to payments received by the Company under the Celgene Agreement.  As of December 31, 2019 and 2018, the Company had $1.7 and $0.6 million, respectively, of receivables from BMS related to the Celgene Agreement, which are included in accounts receivable on the balance sheet.

2018 Celgene Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 Celgene Master Services Agreement”) with Celgene (now BMS), wherein Celgene requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply. The consideration for the services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for the clinical product supply.

During the years ended December 31, 2019 and 2018, the Company earned $6.8 million and $4.5 million, respectively, for services performed under the 2018 Celgene Master Services Agreement.  As of December 31, 2019 and 2018, the Company had $2.0 million and zero, respectively, of receivables from BMS related to the Celgene Master Services Agreement, which are included in accounts receivable on the balance sheet.

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

Additionally, under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment, and has calculated total interest expense of $7.1 million as of December 31, 2019 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as revenue over the estimated service period for the first and second target programs.

During the year ended December 31, 2019 under ASC 606 and the year ended December 31, 2018 under ASC 605, the Company recognized revenue of $14.7 million and $7.0 million, respectively, associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, $3.1 million and zero, respectively, related to the interest component described above, and $3.6 million and $1.5 million, respectively, for FTE funding provided by Merck.

As of December 31, 2019 and 2018, there was $31.9 million and $53.0 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.  As of December 31, 2019 and 2018, the Company had $1.0 million and $0.9 million, respectively, of receivables from Merck related to the 2018 Merck Agreement, which are included in accounts receivable on the balance sheet.

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

The Company is eligible to receive up to $52.5 million for each product developed under the MDA Agreement, primarily from pre-commercial contingent payments. Relatedly, in September 2019, the Company earned a $1.5 million contingent payment under the MDA Agreement upon designation by EMD Serono of a specific bispecific antibody drug conjugate as a clinical development candidate with their approval to advance it to IND-enabling studies, which payment was received by the Company in November 2019.  In addition, the Company is eligible to receive tiered royalties ranging from low-to-mid single digit percentages, along with certain additional one-time royalties, on worldwide sales of any commercial products that may result from the MDA Agreement. The MDA Agreement term expires on a product-by-product and country-by-country basis. Upon expiration, EMD Serono will have a fully paid-up, royalty-free, perpetual, and irrevocable non-exclusive license, with the right to grant sublicenses, under certain Company intellectual property rights. EMD Serono may terminate the MDA Agreement at any time with 90 days’ prior written notice or upon the inability of the Company to provide EMD Serono access to a specified number of cancer drug targets. Either the Company or EMD Serono has the right to terminate the MDA Agreement based on the other party’s uncured material breach or bankruptcy.

Upon adoption of ASC 606 on January 1, 2019, the Company identified a single performance obligation under the MDA Agreement, which consists of the technology license, research and development activities and JSC participation over the estimated period of the agreement, as each are interrelated and not distinct within the overall context of the agreement. The transaction price was recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance occurring over the estimated service period of the agreement, from June 2014 through May 2019.

Upon adoption of ASC 606 on January 1, 2019, the Company recorded a $0.6 million adjustment to increase its deferred revenue for performance obligations that were unsatisfied in prior periods, with the corresponding adjustment being an increase to the Company’s accumulated deficit.

During the year ended December 31, 2019 under ASC 606, the Company earned $3.7 million from a milestone payment and a new supply agreement, $2.3 million associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, and $2.9 million from research and development services. During the years ended December 31, 2018 and 2017 under ASC 605, the Company earned $4.1 million and $4.1 million, respectively, associated with performance under the deliverables, and $3.1 million and $3.0 million, respectively, are for research and development services.

As of December 31, 2019 and 2018, there was $0.8 million and $1.7 million, respectively, of deferred revenue related to payments received by the Company under the supply agreement and the MDA Agreement, respectively.  As of December 31, 2019 and 2018, the Company had $1.5 million and $0.9 million, respectively, of receivables from EMD Serono, which are included in accounts receivable on the balance sheet.

SutroVax, Inc. Supply Agreement – Related Party

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with SutroVax, Inc., (“SutroVax”), wherein SutroVax engaged the Company to supply extracts and custom reagents, as requested by SutroVax. The pricing is based on an agreed upon cost plus arrangement. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $1.1 million and $1.5 million, respectively, under the Supply Agreement. As of December 31, 2019 and 2018, the Company had $14,000 and $49,000 in receivables, respectively, from SutroVax related to the Supply Agreement, which is included in accounts receivable on the balance sheet.

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

The Leukemia & Lymphoma Society, Inc.

In August 2018, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with The Leukemia & Lymphoma Society (“LLS”), under which LLS has agreed to contribute up to $6.0 million in clinical development funding for STRO-001, the Company’s CD74-targeting ADC to treat relapsed and/or refractory multiple myeloma and non-Hodgkin lymphoma. The funding will be provided in installments based upon the achievement of funding milestones, with any excess funding above actual expenditures refundable to LLS. The initial payment of $0.5 million was received by the Company upon execution of the LLS Agreement. To date, the Company has received total payments from LLS of $1.0 million. In consideration for the funding to the Company under the LLS Agreement, the Company may be required in the future to make payments to LLS, contingent upon reaching certain pre-specified late-stage clinical development, regulatory and commercialization milestones and should the Company enter into certain transactions relating to STRO-001 with a third party, which payments in the aggregate could total up to a maximum of $19.5 million, assuming receipt by the Company from LLS of the entire $6.0 million in clinical development funding for STRO-001. As of December 31, 2019, no events have occurred that would require such payments to LLS. The LLS Agreement terminates upon the earlier of (a)

fulfillment of all payment obligations by both parties or (b) 12 years after the effective date.  LLS may terminate the LLS Agreement at any time with 60 days’ prior written notice. Either the Company or LLS has the right to terminate the LLS Agreement based on the other party’s uncured material breach.

The Company concluded that the contingent payments were an embedded derivative and recorded a related liability of approximately $0.1 million and $0.1 million, respectively as part of other noncurrent liabilities as of December 31, 2019 and 2018, with the corresponding amount recorded in the statements of operations as interest expense and other income (expense), net. The value of the embedded derivative was estimated based on the probability-adjusted and discounted value of future payments.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2019	2018
	(in thousands)
Computer equipment and software	$1,661	$1,484
Furniture and office equipment	661	492
Laboratory equipment	25,263	22,464
Leasehold improvements	15,896	15,790
Total	43,481	40,230
Less accumulated depreciation and amortization	(33,848)	(29,296)
Total property and equipment, net	$9,633	$10,934

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

The interest charges on the loan are based on a floating rate that equals the greater of 7.39% or the sum of the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus 6.40%. For the year ended December 31, 2019, the average interest rate was 8.72%. In addition, the Company will make a final payment equal to 3.83% of the original principal amount of the loan, or $0.6 million, which will be accrued over the term of the loan using the effective-interest method.  As of December 31, 2019, total interest expense accrued was $0.4 million.

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

During the years ended December 31, 2019, 2018 and 2017, the Company recorded interest expense related to this loan of $1.1 million, $1.6 million and $0.6 million, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company recorded accretion of debt discount of $0.2 million, $0.2 million and $0.1 million, respectively.

As described in Notes 1 and 15 of these financial statements, the Company entered into a Loan and Security Agreement on February 28, 2020, for gross proceeds of $25 million.  Pursuant to the Loan and Security Agreement, $9.6 million of the gross proceeds were used to fully repay the August 2017 Loan.  As a result, of the $9.9 million that was outstanding as of December 31, 2019, $8.9 million has been classified on our balance sheet as Debt – non-current.  The remaining $1.0 million that was outstanding as of December 31, 2019 has been classified as Debt – current, and payment of such amount was made prior to the execution of the February 28, 2020 Loan Agreement.

The Loan and Security Agreement matures on March 1, 2024 and will be interest-only through March 1, 2022, followed by 24 equal monthly payments of principal and interest.

8. Commitments and Contingencies

Operating Lease

The Company leases its South San Francisco facilities under an operating lease. In May 2016, the Company exercised an option to extend the lease term of its South San Francisco facility, with fixed rental payments through November 2021. In May 2016, the Company entered into an agreement for a lease on the second facility in South San Francisco, with fixed rental payments through November 2021, following the end of the sublease term for the same facility. Under both lease agreements, the Company has an option to extend the lease term through November 2026.

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

As of December 31, 2019, the Company’s future minimum payments under the noncancelable operating leases for the facilities are as follows:

Year Ending December 31,	Amount
(in thousands)
2020	3,771
2021	3,195
Total future minimum lease payments	$6,966

Rent expense was $3.6 million, $3.6 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

9. Related-Party Transactions

As Celgene (now BMS) held more than 10% of the Company’s common stock for the periods presented until the closing of the Company’s IPO, during the year through September 30, 2018, $8.9 million of revenue from Celgene was related party revenue. Upon the Company’s IPO, Celgene’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting October 1, 2018, the Company ceased to reflect balances and transactions associated with Celgene as a related party in its financial statements. Transactions with Celgene, as of December 31, 2019, 2018 and 2017, respectively, are described in Note 5.

Related party transactions with Merck, which owned 11.8% and 11.9% of the Company’s outstanding equity interest as of December 31, 2019 and 2018, respectively, are described in Note 5.

Investment in SutroVax, Inc. (“SutroVax”)

In December 2013, the Company and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for a new company, SutroVax, with which the Company has a license agreement and supply agreement. SutroVax leverages the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF®, to develop novel vaccines for a broad range of disease targets. The Company had $14,000 and $49,000 in receivables due from SutroVax as of December 31, 2019 and 2018, respectively, which were included in accounts receivable on the balance sheet.

As of both December 31, 2019 and 2018, the Company held a 5.6% common stock ownership interest in SutroVax on a fully-diluted basis, with a carrying value of $0. The Company’s investment in SutroVax was accounted for under the cost method as of both December 31, 2019 and 2018.

SutroVax qualifies as a variable interest entity. However, the Company maintains only shared power to direct the activities that most significantly impact the performance of SutroVax. Therefore, the Company is not considered the primary beneficiary and consolidation is not required.

See Note 5. SutroVax, Inc. Supply Agreement, for discussion of the supply arrangement entered into with SutroVax in May 2018 and related revenue recognized for the year ended December 31, 2019 and 2018.

10. Stockholders’ Equity (Deficit)

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

As of December 31, 2019 and 2018, the Company had reserved common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2019	2018
Common stock options issued and outstanding	3,872,664	3,111,718
Common stock awards issued and outstanding	335,799	311,240
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	2,750,416	2,525,610
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	326,542	230,000
Warrants to purchase common stock	71,813	71,813
Total	7,357,234	6,250,381

Preferred Stock

Effective October 30, 2018, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of December 31, 2019 and 2018.

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

The Company adjusted the warrant liability for changes in fair value until the completion of its IPO on October 1, 2018, at which time certain convertible preferred stock warrants were converted into warrants for the purchase of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital and others expired.  On October 1, 2018, 1,232,220 shares of the Series C redeemable convertible preferred warrants were canceled, and the remaining 687,928 shares were converted to 25,454 shares of warrants to purchase common stock on a 1-for-0.0370 basis. All Series E redeemable convertible preferred warrants were converted to 46,359 shares of warrants to purchase common stock on a 1-for-0.0275 basis.

11. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31 (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 1,142,409 shares on January 1, 2019.  As of December 31, 2019, the Company had 2,750,416 shares available for grant under the 2018 Plan.

The following table summarizes option activities under the Company’s 2004 Plan and 2018 Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2017	835,320	$10.31	6.84	$3,813
Granted	2,312,821	$14.85
Exercised	(20,009)	$6.53
Canceled/Forfeited	(16,414)	$14.49
Balances at December 31, 2018	3,111,718	$13.74	8.76	$1,088
Granted	1,167,070	$10.86
Exercised	(35,204)	$5.10
Canceled/Forfeited	(370,920)	$14.33
Balances at December 31, 2019	3,872,664	$12.89	7.88	$2,119
Exercisable at December 31, 2019	1,713,295	$12.49	6.60	$1,531

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2019 and the exercise prices, multiplied by the number of in-the-money options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2019.  For the years ended December 31, 2019, 2018 and 2017, the aggregate intrinsic value of stock options exercised was $0.2 million, $0.2 million and $0.1 million, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense under the Plan, the fair-value-based measurement of our share-based payments were estimated as of the date of grant using the Black-Scholes option pricing model with assumptions as follows:

Year Ended December 31,
	2019	2018	2017
Expected term (in years)	4.54-7.01	5.3-6.1	5.5-6.1
Expected volatility	72.72%-74.89%	54.57%-62.38%	56.52%-58.55%
Risk-free interest rate	1.42%-2.55%	2.67%-3.11%	1.89%-2.18%
Expected dividend	-	-	-

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

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the years ended December 31, 2019, 2018 and 2017 was $6.71, $9.48 and $7.26 per share, respectively. The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was $1.1 million, $2.3 million and $1.6 million, respectively.

Restricted Stock Units

During the years ended December 31, 2019 and 2018, the Company granted 154,900 and 312,400 shares, respectively, of restricted common stock, or RSUs, to certain employees. These restricted shares will become fully vested over four years in March 2023.

A summary of the status and activity of non-vested RSUs during the years of December 31, 2019 and 2018 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31,2017	-	-
Granted	312,400	$15.20
Canceled	(1,160)	$15.20
Non-vested December 31,2018	311,240	$15.20
Granted	154,900	$11.45
Released	(114,103)	$15.00
Canceled	(16,238)	$12.46
Non-vested December 31,2019	335,799	$13.49

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the year ended December 31, 2019, the fair value of ESPP shares was estimated using the following assumptions:

	Year Ended December 31,
	2019	2018
Expected term (in years)	0.5	0.5
Expected volatility	63.04%-83.17%	55.28%
Risk-free interest rate	1.92%-2.51%	2.37%
Expected dividend	-	-

As of December 31, 2019, 131,939 shares had been purchased and 326,542 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

For the year ended December 31, 2019, the Company recorded $7.7 million of stock-based compensation expense related to the stock options granted under the Company’s Equity Incentive Plans, $2.1 million of stock-based compensation expense related to the RSUs, and $0.5 million of stock-based compensation expense related to the ESPP. As of December 31, 2019, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $16.9 million and $3.7 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.7 years and 2.0 years, respectively. As of December 31, 2019, unrecognized stock-based compensation expense related to the ESPP was $0.1 million.

For the year ended December 31, 2018, the Company recorded $2.4 million stock-based compensation expense related to the stock options granted under the Company’s Equity Incentive Plans, $0.4 million of stock-based compensation expense related to the RSUs and $0.1 million stock-based compensation expense related to the ESPP. As of December 31, 2018, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $18.2 million and $3.9 million, respectively. The remaining unrecognized compensation cost was expected to be recognized over a weighted-average period of 3.5 years and 2.0 years, respectively. As of December 31, 2018, unrecognized stock-based compensation expense related to the ESPP was $0.1 million.

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Research and development	$1,915	$619	$119
General and administrative	8,397	2,253	1,272
Total	$10,312	$2,872	$1,391

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the years ended December 31, 2019, 2018 and 2017 was immaterial.

2017 Call Option Plan

In February 2017, the Company adopted a 2017 Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of SutroVax, an unconsolidated investee of the Company.  As of December 31, 2019, the Company has reserved 450,000 shares of SutroVax common stock for issuance under the program, under which call options covering 420,000 and 30,000 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vest 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

Using the Black-Scholes option-valuation model, the call options are measured at fair value on grant date and at each reporting period prior to their vesting, with cost recognized over the requisite service period as compensation cost. Any changes in the fair value subsequent to the vesting date are recognized in other income (expense) in the statements of operations.  Call options covering 420,000 and 30,000 shares have been granted with an exercise price of $0.76 per share and $1.21 per share, respectively.  As related to the call options granted in February 2017, 315,000 of such options had vested and were exercised and 105,000 were outstanding and unvested as of December 31, 2019.  As related to the call options granted in August 2019, 7,500 of such options had vested and were exercised and 22,500 were outstanding and unvested as of December 31, 2019. As of December 31, 2018, 210,000 of the call options granted in February 2017 had vested and were exercised and 210,000 were outstanding and unvested.

The amounts recognized as compensation expense related to the 2017 Call Option Plan for the years ended December 31, 2019, 2018 and 2017 were $78,000, $65,000 and $79,000, respectively.

The amounts recognized as other income related to the 2017 Call Option Plan for the years ended December 31, 2019, 2018 and 2017 were $153,000, $133,000 and $109,000, respectively.

12. Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2019, 2018 and 2017. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
State tax	-	-	-
Change in valuation allowance	(22.7)	(32.7)	20.8
Tax credits	4.9	7.5	3.8
Stock compensation	(1.3)	(0.5)	-
ASC 606 adoption	(3.9)	-	-
Remeasurement of federal tax rate change	-	-	(63.4)
Other	2.0	4.7	4.8
Total	0.0%	0.0%	0.0%

The components of the Company’s deferred tax assets consist of the following:

	December 31
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,010	$29,296
Research and development credits	20,098	15,680
Deferred revenue	7,680	3,027
Accruals and other	3,718	2,342
Fixed asset basis	795	363
Total deferred tax assets	63,301	50,708
Valuation allowance	(63,301)	(50,708)
Net deferred tax assets	$-	$-

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the recognition of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the year ended December 31, 2019, the net increase in the valuation allowance was $12.6 million, and for the year ended December 31, 2018, the net increase in the valuation allowance was $11.6 million.

As of December 31, 2019, the Company had federal net operating loss carryforwards of $120.7 million and federal general business credits from research and development expenses totaling $14.8 million, as well as state net operating loss carryforwards of $75.1 million and state research and development credits of $11.5 million.

The federal net operating loss carryforwards will expire at various dates beginning in 2032, and the federal credits will expire at various dates beginning in 2023, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Under the Tax Reform Act, the amount of benefit from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year testing period. Such limitations may result in limitations upon the Company’s ability to utilize the losses in future periods. The Company has performed a Section 382 study for the period of June 16, 2003 through December 31, 2019, and concluded that it is more likely than not that the Company experienced an ownership change on April 9, 2007. This change does not limit the Company’s ability to use its existing net operating losses within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. However, if there is subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2019 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $3.8 million, $2.8 million and $2.3 million as of December 31, 2019, 2018 and 2017, respectively. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company believes that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31
	2019	2018	2017
	(in thousands)
Gross unrecognized tax benefit at January 1	$2,795	$2,305	$1,635
Additions for tax positions taken in the current year	1,005	741	670
Reductions for tax positions of prior years	(17)	(251)	-
Gross unrecognized tax benefit at December 31	$3,783	$2,795	$2,305

Impact of The Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act reduced the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% in 2018. The Tax Act also contains a number of provisions, many of which differ significantly from those contained in previous U.S. tax law. The Company accounts for changes in tax law in accordance with ASC 740 which requires companies to recognize the effect of such changes in the period of enactment. However, on December 22, 2017, the Securities Exchange Committee staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which allowed companies to record provisional amounts during a measurement period that was similar to the measurement period used when accounting for business combinations. Accordingly, the Company adjusted its deferred taxes and related valuation allowances on a provisional basis to reflect the reduction in U.S. federal corporate tax rate from 35% to 21%, based on current understanding of the new law. The primary impact of the Tax Act resulted from the re-measurement of deferred tax assets and liabilities due to the change in the corporate tax rate, reducing the Company’s deferred tax assets by $12.3 million with a corresponding reduction in its valuation allowance, which had no effect on the Company’s effective tax rate.  As of December 31, 2019, the Company has completed its analysis of the income tax effects of the Tax Act and there was no material impact to the Company’s financial statements when the analysis was complete.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(55,744)	$(35,317)	$(19,688)
Denominator:
Shares used in computing net loss per share	22,958,577	5,758,875	447,946
Net loss per share, basic and diluted	$(2.43)	$(6.13)	$(43.95)

For the computation of net loss per share for the years ended December 31, 2019, 2018 and 2017, zero, zero and 9,889 shares subject to repurchase, respectively, were excluded from the computation of net loss per share.

The following common stock equivalents were excluded from the computation of diluted net loss per share for the years ended December 31, 2019, 2018 and 2017 because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Redeemable convertible preferred stock	-	-	5,063,404
Common stock options and award issued and outstanding	4,208,463	3,422,958	835,320
Warrants to purchase redeemable convertible preferred stock	-	-	93,527
Warrants to purchase common stock	71,813	71,813	1,099
Early exercised shares of common stock	-	-	2,374
Shares to be issued under ESPP	41,421	29,416	-
Total	4,321,697	3,524,187	5,995,724

14. Supplementary Data – Quarterly Financial Data (unaudited)

The following table represents certain unaudited financial information for each of the quarters ended December 31, 2019 and 2018:

	Three Months Ended
(in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$11,305	$12,277	$10,525	$8,629
Net loss	$(14,789)	$(12,912)	$(13,793)	$(14,250)
Net loss per share, basic and diluted	$(0.65)	$(0.56)	$(0.60)	$(0.62)

	Three Months Ended
(in thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$19,086	$7,836	$5,704	$5,793
Net loss	$(1,493)	$(10,237)	$(11,541)	$(12,046)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(21.26)	$(24.17)	$(25.76)

15. Subsequent Events

Loan

On February 28, 2020, (the “Effective Date”), the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”), as the collateral agent and a lender, and Silicon Valley Bank, as a lender (together with Oxford, the “Lenders”), pursuant to which the Lenders have agreed to lend the Company up to an aggregate of $25.0 million in a series of term loans (the “Term A Loan”). Upon entering into the Loan and Security Agreement, the Company borrowed $25.0 million from the Lenders, with approximately $9.6 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the prior loan and security agreement dated August 4, 2017.

Under the terms of the Loan and Security Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $5.0 million (the “Term B Loan” and together with the Term A Loan, the “Term Loans”) upon the Company of the closing of a new collaboration agreement that includes an upfront payment of at least $50.0 million to the Company, as determined by Oxford in its sole and absolute discretion (the “Term B Milestone Event”). The Company may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone Event and ending on the earliest of (i) December 31, 2020, (ii) the thirtieth (30th) day following the occurrence of the Term B Milestone Event, and (iii) the occurrence of an event of default.

The proceeds from the Term Loans under the Loan and Security Agreement may be used to satisfy the Company’s future working capital needs and to fund its general business requirements. The Company’s obligations under the Loan and Security Agreement are secured by all assets of the Company, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan and Security Agreement.

The Term Loans mature on March 1, 2024 (the “Maturity Date”) and will be interest-only through March 1, 2022, followed by 24 equal monthly payments of principal and interest. The Term Loans will bear interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.

The Company will be required to make a final payment of 3.83% of the original principal amount of the Term Loans drawn, payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final Payment”). The Company may prepay all, but not less than all, of the Term Loans upon 30 days’ advance written notice to Oxford, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the applicable funding date, or (ii) 2.00% of the principal amount of the applicable Term Loan prepaid between the first and second anniversary of the applicable funding date, or (iii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, and prior to the Maturity Date (each, a “Prepayment Fee”).

The Loan and Security Agreement contains customary affirmative and restrictive covenants, including covenants regarding incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments on its capital stock, subject to limited exceptions. The Loan and Security Agreement provides that an event of default will occur if, among other triggers, there occurs any circumstances that could reasonably be expected to result in a material adverse change in the business, or operations or condition (financial or otherwise) of the Company or a material impairment of the prospect of the Company to repay any portion of its obligations under the Agreement. The Agreement also includes customary representations and warranties, other events of default and termination provisions.

In connection with entering into the Loan and Security Agreement, the Company issued to the Lenders warrants exercisable for 81,257 shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which is the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the Effective Date. The Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions.

2018 Merck Agreement – Related Party

In March 2020, Merck extended the research term of the collaboration’s first cytokine-derivative program by one year, which includes a payment to the Company of $5.0 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement with respect to our 2020 Annual Meeting of Stockholders, or Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

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

(3)Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Number	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Sutro Biopharma, Inc.	S-1/A	333-227103	9/17/2018

3.2	Amended and Restated Bylaws of Sutro Biopharma, Inc.	S-1/A	333-227103	9/17/2018

4.1	Third Amended and Restated Investors’ Rights Agreement, dated May 24, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	8/29/2018

4.2	Omnibus Amendment Agreement, dated July 26, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	8/29/2018

4.3	Form of Warrant to Purchase Shares of Common Stock.	S-1	333-227103	8/29/2018

4.4	Forms of Warrant to Purchase Series C Redeemable Convertible Preferred Stock.	S-1	333-227103	8/29/2018
4.5	Description of Registrant’s Securities				X

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1/A	333-227103	9/17/2018

10.2‡	2018 Equity Incentive Plan and form of award agreements thereunder	S-1/A	333-227103	9/17/2018
10.3‡	Amended Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	11/8/2019
10.4‡	Amended Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	11/8/2019
10.5	Sales Agreement, dated October 4, 2019, by and between the Registrant and Cowen and Company, LLC	S-3	333-234101	10/4/2019

10.6‡	2018 Employee Stock Purchase Plan and form of award agreements thereunder	S-1/A	333-227103	9/17/2018

10.7‡	2004 Stock Plan, as amended, and forms of award agreements.	S-1	333-227103	8/29/2018

10.8‡	2017 Call Option Plan and forms of award agreements.	S-1	333-227103	8/29/2018

10.9†	Exclusive Patent License and Research Collaboration Agreement, dated July 23, 2018, by and between the Registrant and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ.	S-1/A	333-227103	9/17/2018

10.10	Loan and Security Agreement, dated August 4, 2017, among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.	S-1	333-227103	8/29/2018

10.11	First Amendment to Loan and Security Agreement dated December 5, 2018 among Oxford Finance LLC, Silicon Valley Bank and the Registrant.	10-K	001-38662	4/1/2019

10.12‡	Offer Letter, dated December 29, 2008, by and between the Registrant and William J. Newell, as amended.	S-1	333-227103	8/29/2018

10.13‡	Offer Letter, dated December 11, 2015, by and between the Registrant and Arturo Molina, as amended.	S-1	333-227103	8/29/2018

10.14‡	Offer Letter, dated November 12, 2010, by and between the Registrant and Trevor Hallam, as amended.	S-1	333-227103	8/29/2018

10.15	Edgewater Business Park Lease, dated May 18, 2016, by and between the Registrant and HCP, Inc.	S-1	333-227103	8/29/2018

10.16	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated May 18, 2011, by and between the Registrant and Lydia Tseng and/or Alemany Plaza LLC, as amended.	S-1	333-227103	8/29/2018

10.17†	Amended and Restated Collaboration and License Agreement, dated August 2, 2017, by and among Celgene Corporation, Celgene Alpine Investment Company II, LLC, and the Registrant, as amended.	S-1/A	333-227103	9/17/2018

10.18†	License Agreement, dated September 16, 2014, by and between Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”) and the Registrant, as amended.	S-1	333-227103	8/29/2018

10.19†	Amended and Restated Exclusive Agreement, dated October 3, 2007, between The Board of Trustees of The Leland Stanford Junior University and Fundamental Applied Biology, Inc., as amended.	S-1/A	333-227103	9/17/2018
10.20	Loan and Security Agreement, dated February 28, 2020, among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.				X
10.21	Form of Warrant to Oxford Finance LLC pursuant to the Loan and Security Agreement.				X

10.22	Form of Warrant to Silicon Valley Bank pursuant to the Loan and Security Agreement.				X

21.1	Subsidiaries of the Registrant.	S-1	333-227103	8/29/2018

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

SUTRO BIOPHARMA, INC.

Date: March 13, 2020	By:	/s/ William J. Newell
	Name:	William J. Newell
	Title:	Chief Executive Officer

Date: March 13, 2020	By:	/s/ Edward C. Albini
	Name:	Edward C. Albini
	Title:	Chief Financial Officer

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

/s/ William J. Newell	President, Chief Executive Officer and Director	March 13, 2020
William J. Newell	(Principal Executive Officer)
/s/ Edward C. Albini	Chief Financial Officer and Corporate Secretary	March 13, 2020
Edward C. Albini	(Principal Financial and Accounting Officer)
/s/ Michael Dybbs, Ph.D.	Director	March 13, 2020
Michael Dybbs, Ph.D.
/s/ John G. Freund, M.D.	Director	March 13, 2020
John G. Freund, M.D.
/s/ Joseph M. Lobacki	Director	March 13, 2020
Joseph M. Lobacki
/s/ Connie Matsui	Director	March 13, 2020
Connie Matsui
/s/ James Panek	Director	March 13, 2020
James Panek
/s/ Daniel H. Petree	Director	March 13, 2020
Daniel H. Petree
/s/ Shalini Sharp	Director	March 13, 2020
Shalini Sharp

