Form 10-K/A
period 2019-12-31
SUTRO BIOPHARMA, INC.
filed 2020-05-04
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement filed for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement was filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “10-K”). This Amendment is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after March 16, 2020) or modify of update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

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

(3)Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Number	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Sutro Biopharma, Inc.	10-K	001-38662	4/1/2019

3.2	Amended and Restated Bylaws of Sutro Biopharma, Inc.	10-K	001-38662	4/1/2019

4.1	Third Amended and Restated Investors’ Rights Agreement, dated May 24, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	8/29/2018

4.2	Omnibus Amendment Agreement, dated July 26, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	8/29/2018

4.3	Form of Warrant to Purchase Shares of Common Stock.	S-1	333-227103	8/29/2018

4.4	Forms of Warrant to Purchase Series C Redeemable Convertible Preferred Stock.	S-1	333-227103	8/29/2018
4.5	Description of Registrant’s Securities	10-K	001-38662	3/16/2020

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1/A	333-227103	9/17/2018

10.2‡	2018 Equity Incentive Plan and form of award agreements thereunder	S-1/A	333-227103	9/17/2018

10.3‡	Amended Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	11/8/2019
10.4‡	Amended Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	11/8/2019
10.5	Sales Agreement, dated October 4, 2019, by and between the Registrant and Cowen and Company, LLC	S-3	333-234101	10/4/2019

10.6‡	2018 Employee Stock Purchase Plan and form of award agreements thereunder	S-1/A	333-227103	9/17/2018

10.7‡	2004 Stock Plan, as amended, and forms of award agreements.	S-1	333-227103	8/29/2018

10.8‡	2017 Call Option Plan and forms of award agreements.	S-1	333-227103	8/29/2018

10.9†	Exclusive Patent License and Research Collaboration Agreement, dated July 23, 2018, by and between the Registrant and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ.	S-1/A	333-227103	9/17/2018

10.10	Loan and Security Agreement, dated August 4, 2017, among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.	S-1	333-227103	8/29/2018

10.11	First Amendment to Loan and Security Agreement dated December 5, 2018 among Oxford Finance LLC, Silicon Valley Bank and the Registrant.	10-K	001-38662	4/1/2019

10.12‡	Offer Letter, dated December 29, 2008, by and between the Registrant and William J. Newell, as amended.	S-1	333-227103	8/29/2018

10.13‡	Offer Letter, dated December 11, 2015, by and between the Registrant and Arturo Molina, as amended.	S-1	333-227103	8/29/2018

10.14‡	Offer Letter, dated November 12, 2010, by and between the Registrant and Trevor Hallam, as amended.	S-1	333-227103	8/29/2018

10.15	Edgewater Business Park Lease, dated May 18, 2016, by and between the Registrant and HCP, Inc.	S-1	333-227103	8/29/2018

10.16	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated May 18, 2011, by and between the Registrant and Lydia Tseng and/or Alemany Plaza LLC, as amended.	S-1	333-227103	8/29/2018

10.17†	Amended and Restated Collaboration and License Agreement, dated August 2, 2017, by and among Celgene Corporation, Celgene Alpine Investment Company II, LLC, and the Registrant, as amended.	S-1/A	333-227103	9/17/2018

10.18†	License Agreement, dated September 16, 2014, by and between Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”) and the Registrant, as amended.	S-1	333-227103	8/29/2018

10.19†	Amended and Restated Exclusive Agreement, dated October 3, 2007, between The Board of Trustees of The Leland Stanford Junior University and Fundamental Applied Biology, Inc., as amended.	S-1/A	333-227103	9/17/2018
10.20	Loan and Security Agreement, dated February 28, 2020, among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.	10-K	001-38662	3/16/2020
10.21	Form of Warrant to Oxford Finance LLC pursuant to the Loan and Security Agreement.	10-K	001-38662	3/16/2020
10.22	Form of Warrant to Silicon Valley Bank pursuant to the Loan and Security Agreement.	10-K	001-38662	3/16/2020

21.1	Subsidiaries of the Registrant.	S-1	333-227103	8/29/2018

23.1	Consent of independent registered public accounting firm.	10-K	001-38662	3/16/2020

24.1	Power of Attorney. Reference is made to the signature page thereto.	10-K	001-38662	3/16/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38662	3/16/2020

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-38662	3/16/2020
101.INS	XBRL Instance Document	10-K	001-38662	3/16/2020

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-38662	3/16/2020

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-38662	3/16/2020

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-38662	3/16/2020

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-38662	3/16/2020

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-38662	3/16/2020

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

SUTRO BIOPHARMA, INC.

Date: May 4, 2020	By:	/s/ William J. Newell
	Name:	William J. Newell
	Title:	Chief Executive Officer

Date: May 4, 2020	By:	/s/ Edward C. Albini
	Name:	Edward C. Albini
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William J. Newell	President, Chief Executive Officer and Director	May 4, 2020
William J. Newell	(Principal Executive Officer)
/s/ Edward C. Albini	Chief Financial Officer and Corporate Secretary	May 4, 2020
Edward C. Albini	(Principal Financial and Accounting Officer)
*	Director	May 4, 2020
Michael Dybbs, Ph.D.
*	Director	May 4, 2020
John G. Freund, M.D.
*	Director	May 4, 2020
Joseph M. Lobacki
*	Director	May 4, 2020
Connie Matsui
*	Director	May 4, 2020
James Panek

*	Director	May 4, 2020
Daniel H. Petree
*	Director	May 4, 2020
Shalini Sharp
* By: /s/ William J. Newell
William J. Newell Attorney-in-fact