Form 10-Q
period 2020-03-31
SUTRO BIOPHARMA, INC.
filed 2020-05-11
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 23,228,263 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$43,565	$4,960
Marketable securities	71,826	112,904
Accounts receivable (including amounts from related parties of $6,404 and $1,050 as of March 31, 2020 and December 31, 2019, respectively)	9,079	6,298
Prepaid expenses and other current assets	2,989	4,406
Total current assets	127,459	128,568
Property and equipment, net	9,527	9,633
Marketable securities, non-current	14,191	15,609
Other non-current assets	2,683	2,545
Restricted cash	15	15
Total assets	$153,875	$156,370
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,839	$5,584
Accrued compensation	2,944	6,017
Deferred revenue—current	22,873	19,465
Debt—current	-	1,000
Other current liabilities	352	901
Total current liabilities	32,008	32,967
Deferred revenue, non-current	15,113	16,195
Deferred rent	373	409
Debt—non-current	24,155	8,876
Other noncurrent liabilities	141	134
Total liabilities	71,790	58,581
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 23,227,421 and 23,098,969 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	23	23
Additional paid-in-capital	297,374	293,346
Accumulated other comprehensive income	28	165
Accumulated deficit	(215,340)	(195,745)
Total stockholders’ equity	82,085	97,789
Total Liabilities and Stockholders’ Equity	$153,875	$156,370

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues (including amounts from related parties of $2,813 during the three months ended March 31, 2020, and $4,916 during the three months ended March 31, 2019)	$7,152	$8,629
Operating expenses
Research and development	17,619	15,180
General and administrative	8,713	7,715
Total operating expenses	26,332	22,895
Loss from operations	(19,180)	(14,266)
Interest income	641	1,176
Interest and other income (expense), net	(1,056)	(1,160)
Net loss	$(19,595)	$(14,250)
Net loss per share	$(0.84)	$(0.62)
Weighted-average shares used in computing net loss per share	23,197,971	22,865,075

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(19,595)	$(14,250)
Other comprehensive income:
Unrealized (loss)/gain on available-for-sale securities	(137)	103
Comprehensive loss	$(19,732)	$(14,147)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	-	$-	23,098,969	$23	$293,346	$165	$(195,745)	$97,789
Exercise of common stock options	—	—	12,937	—	56	—	—	56
Issuance of common stock under Employee Stock Purchase Plan	—	—	74,465	—	646	—	—	646
Vesting of restricted stock units	—	—	41,050	—		—	—	-
Stock-based compensation expense	—	—	—	—	2,707	—	—	2,707
Issuance of common stock warrants in connection with debt refinancing	—	—	—	—	619	—	—	619
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	(19,595)	(19,595)
Balances at March 31, 2020	-	$-	23,227,421	$23	$297,374	$28	$(215,340)	$82,085

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	-	$-	22,848,184	$23	$281,891	$(47)	$(150,328)	$131,539
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)							10,327	10,327
Exercise of common stock options	—	—	8,347	—	42	—	—	42
Issuance of common stock under Employee Stock Purchase Plan	—	—	68,910	—	671	—	—	671
Stock-based compensation expense	—	—	—	—	2,286	—	—	2,286
Net unrealized gain on available-for- sale securities			—	—	—	103	—	103
Net loss	—	—	—	—	—	—	(14,250)	(14,250)
Balances at March 31, 2019	-	$-	22,925,441	$23	$284,890	$56	$(154,251)	$130,718

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(19,595)	$(14,250)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,099	1,137
Accretion of discount on marketable securities	(41)	(600)
Stock-based compensation	2,707	2,286
Recognition of expense (income) on derivative liability	7	(127)
Other	(19)	73
Changes in operating assets and liabilities:
Accounts receivable	(2,781)	(849)
Prepaid expenses and other assets	1,417	336
Accounts payable	-	476
Accrued compensation	(3,073)	(3,715)
Other liabilities	(745)	397
Deferred rent	(36)	(7)
Deferred revenue	2,326	(5,302)
Net cash used in operating activities	(18,734)	(20,145)
Investing activities
Purchases of marketable securities	(3,600)	(119,053)
Maturities of marketable securities	37,500	37,750
Sales of marketable securities	8,500	3,500
Purchases of equipment	(763)	(276)
Net cash provided by (used in) investing activities	41,637	(78,079)
Financing activities
Proceeds from debt refinancing	25,000	–
Payments of debt	(10,000)	(500)
Proceeds from exercise of common stock options	56	42
Proceeds from employee stock purchase plan	646	–
Net cash provided by (used in) financing activities	15,702	(458)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,605	(98,682)
Cash, cash equivalents and restricted cash at beginning of period	4,975	125,313
Cash, cash equivalents and restricted cash at end of period	$43,580	$26,631
Supplemental disclosure of cash flow information:
Cash paid for interest	$134	$330
Supplemental disclosure of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$255	$63
Embedded interest associated with program fees	$600	$860
Warrants issued to lenders as part of debt discount	$619	$–

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

1. Organization and Principal Activities

Description of Business

Sutro Biopharma, Inc. (the “Company”), is a clinical stage drug discovery, development and manufacturing company focused on deploying its proprietary integrated cell-free protein synthesis platform, XpressCF®, to create a broad variety of optimally designed, next-generation protein therapeutics initially for cancer and autoimmune disorders. The Company was incorporated on April 21, 2003 and is headquartered in South San Francisco, California.

The Company operates in one business segment, the development of biopharmaceutical products.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2020, the Company had an accumulated deficit of $215.3 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and costs to operate as a public company.

As of March 31, 2020, the Company had unrestricted cash, cash equivalents and marketable securities of $129.6 million, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of March 31, 2020 will be sufficient for the Company to continue for at least one year from the issuance date of its unaudited interim condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2019 condensed balance sheet was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining research and development periods under multiple element arrangements, stock-based compensation expense, fair value of redeemable convertible preferred stock warrant liabilities (prior to closing of the Company’s IPO), income taxes and certain accrued liabilities. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from such estimates or assumptions.

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2019.

Change in Estimate

In the quarter ended March 31, 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with its Exclusive Patent License and Research Collaboration Agreement (the “2018 Merck Agreement”) with Merck, a related party of the Company. The 2018 Merck Agreement provides for the joint development of up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders. Under the 2018 Merck Agreement, the Company received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to the Company’s technology and the identification and preclinical research and development of two target programs. Under ASC 606, the Company identified five performance obligations under the 2018 Merck Agreement, two of which relate to the performance of services for 1) the first target program and 2) the second target program. At the inception of the 2018 Merck Agreement, the transaction price of $60.0 million was allocated among the performance obligations using the Company’s best estimate of standalone selling price (“SSP”) for each of the associated performance obligations. Revenue allocated to the first and second target programs, which totaled $47.1 million is being recognized on a proportion of performance basis, using the full-time equivalent (“FTE”) cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program.

In March 2020, the Company adjusted revenue recognized for the first and second target programs as the parties determined additional resources should be assigned to the first target program with a reduction of resources attributed to the second target program. This resulted in a decrease in the measure of proportional performance for the first target program and an increase in the measure of proportional performance for the second target program. These adjustments collectively decreased revenues by $5.1 million, increased net loss by $5.1 million and increased the Company’s basic and diluted net loss per share by $0.22 for the quarter ended March 31, 2020.

Adoption of New Accounting Principles

In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, reducing certain disclosures concerning the fair value hierarchy. The guidance is effective for the Company in annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of this guidance does not have a material impact on the Company’s condensed financial statements.

Recently Issued Accounting Pronouncements

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service. For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in ASC Topic 808, Collaborative Arrangements (Topic 808) to the unit of account guidance in Topic 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. For public entities, ASU

2018-18 is effective for fiscal years beginning after December 15, 2019, including all interim periods within those years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-18 is effective for the Company for fiscal years beginning after December 15, 2020, including all interim periods within those years. Early adoption is permitted. The Company has not yet determined the effects of this ASU on its condensed financial statements.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including all interim periods within that year.  As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC842 will be effective for the Company on January 1, 2021.  Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company is currently evaluating the impact of adopting this guidance on the Company’s condensed financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts presented prior to adoption.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	March 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$43,565	$26,616
Restricted cash	15	15
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$43,580	$26,631

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

Revenue Recognition

The Company has no products approved for commercial sale and has not generated any revenue from commercial product sales. The total revenue to date has been generated principally from collaboration and license agreements and to a lesser extent, from manufacturing, supply and services and products the Company provides to its collaboration partners.

Collaboration revenue

The Company derives revenue from collaboration arrangements, under which the Company may grant licenses to its collaboration partners to further develop and commercialize its proprietary product candidates. The Company may also perform research and development activities under the collaboration agreements. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and other contingent payments, and royalties based on net sales of approved products. Additionally, the collaborations may provide options for the customer to acquire from the Company materials and reagents, clinical product supply or additional research and development services under separate agreements.

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

For arrangements that include multiple performance obligations, the Company allocates the transaction price to the identified performance obligations based on SSP of each distinct performance obligation. In instances where SSP is not directly observable, the Company develops assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. These key assumptions may include FTE, personnel effort, estimated costs, discount rates and probabilities of clinical development and regulatory success.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$41,473	$41,473	$–	$–
Commercial paper	4,977	–	4,977	–
Corporate debt securities	49,767	–	49,767	–
Asset-backed securities	22,132	–	22,132	–
U.S. government agency securities	9,141	–	9,141	–
Total	$127,490	$41,473	$86,017	$–

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$3,151	$3,151	$–	$–
Commercial paper	4,952	–	4,952	–
Corporate debt securities	69,499	–	69,499	–
Asset-backed securities	27,055	–	27,055	–
U.S. government agency securities	27,007	–	27,007	–
Total	$131,664	$3,151	$128,513	$–

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

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	March 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$41,473	$–	$–	$41,473
Commercial paper	4,977	–	–	4,977
Corporate debt securities	49,907	1	(141)	49,767
Asset-based securities	22,116	28	(12)	22,132
U.S. government agencies	8,989	152	–	9,141
Total	127,462	181	(153)	127,490
Less amounts classified as cash equivalents	(41,473)	–	–	(41,473)
Total marketable securities	$85,989	$181	$(153)	$86,017

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$3,151	$–	$–	$3,151
Commercial paper	4,952	–	–	4,952
Corporate debt securities	69,423	79	(3)	69,499
Asset-based securities	27,005	50	–	27,055
U.S. government agencies	26,968	39	–	27,007
Total	131,499	168	(3)	131,664
Less amounts classified as cash equivalents	(3,151)	–	–	(3,151)
Total marketable securities	$128,348	$168	$(3)	$128,513

As of March 31, 2020 and December 31, 2019, $14.2 million and $15.6 million, respectively, of marketable securities had maturities of more than one year and are classified as long-term assets.

There were $48.5 million and $4.5 million of investments in an unrealized loss position of $153,000 and $3,000 as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based upon the Company’s impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates. Based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.  As such, the Company concluded that the unrealized losses in the investment securities were not other-than-temporary.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements with various pharmaceutical and biotechnology companies. In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Bristol Myers Squibb Company ("BMS") (1)	$2,045	$1,575
Merck Sharp & Dohme Corporation (“Merck”)—related party	2,777	4,635
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	2,294	2,138
SutroVax—related party	36	281
Total revenue	$7,152	$8,629
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
(in thousands)
Deferred revenue—December 31, 2019	$35,660
Additions to deferred revenue	5,000
Recognition of revenue in current period	(2,674)
Deferred revenue—March 31, 2020	$37,986

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied, including the $5.0 million received from Merck to extend the research term of the collaboration’s first cytokine-derivative program by one year, which payment was earned in March 2020 and received in April 2020. The Company expects to recognize approximately $22.9 million of deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the three months ended March 31, 2020, except as described below.

Collaborations with Celgene

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary of BMS. In connection with such acquisition, BMS assumed the rights and obligations of the 2014 Celgene Agreement, 2017 Celgene Agreement and 2018 Celgene Master Services Agreement. However, except for the presentation in the tables, the Company will continue to refer to its agreements with Celgene throughout this Form 10-Q as being with Celgene.

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

Upon the adoption of ASC 606 on January 1, 2019, the Company recorded a $4.5 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.  For the three months ended March 31, 2020 and 2019, the Company recognized $1.0 million and $0.9 million, respectively, of revenue associated with the Company’s ongoing performance related to partially unsatisfied performance obligations, and $0.1 million and $0.2 million, respectively, from research and development services.

As of March 31, 2020 and December 31, 2019, there was $2.0 million and $3.0 million, respectively, of deferred revenue related to payments received by the Company under the Celgene Agreement.

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

For the three months ended March 31, 2020 and 2019, the Company earned $0.9 million and $0.5 million, respectively, under the 2018 Celgene Master Services Agreement.

2018 Merck Agreement – Related Party

In July 2018, the Company entered into the 2018 Merck Agreement with Merck to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders.

Under the 2018 Merck Agreement, the Company received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to the Company’s technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage the Company to continue these activities for a third program upon the payment of an additional amount. Under ASC 606, the Company identified the five performance obligations under the 2018 Merck Agreement as: (1) access to certain intellectual property rights;  (2) performance of services related to the first target program; (3) performance of services related to the second target program; (4)  the Company’s estimated future services on the collaboration JSC; and (5) a material right pertaining to the performance of services related to a contingent third target program upon the payment of an additional amount. The transaction price of $60.0 million was allocated among the performance obligations using the Company’s best estimate of SSP for each of the associated performance obligations.  Based on its estimated SSP, relative to the estimated total SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $7.3 million.  It was determined that such performance obligation was satisfied as of the effective date of the 2018 Merck Agreement, and accordingly revenue associated with this performance obligation would, pursuant to ASC 606, have been recorded on the effective date of the Merck Agreement. Revenue allocated to the first and second target programs, which totaled $47.1 million was being recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program.  As it pertains to the JSC performance obligation, the revenue allocated to such performance obligation was $0.7 million, which was being recognized as revenue on a proportion of performance basis using FTE cost as the basis, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the 2018 Merck Agreement.  The Company allocated $4.9 million of the transaction price to the material right associated with the contingent third program.  Recognition of the $4.9 million as revenue will begin upon commencement of the third program or upon the determination that the contingent third target program is no longer a performance obligation.

Additionally, under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment, and has calculated total interest expense of $7.4 million as of March 31, 2020 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as revenue over the estimated service period for the first and second target programs.

Upon adoption of ASC 606 on January 1, 2019, the Company recorded a $6.3 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.

In March 2020, the Company adjusted revenue recognized for the first and second target programs as the parties determined additional resources should be assigned to the first target program with a reduction of resources attributed to the second target program.  This resulted in a decrease in the measure of proportional performance for the first target program by $6.2 million and an increase in the measure of proportional performance for the second target program of $1.1 million for a collective decrease in revenue of $5.1 million. See Note 2 above for further explanation.

Also, in March 2020, Merck exercised its option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which, pursuant to the terms of the 2018 Merck Agreement, triggered a payment of $5.0 million.   The $5 million was, in prior periods, considered to be a fully constrained variable consideration.  Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $60.0 million to $65.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the current period. Based upon the adjusted transaction price, revenue allocated to the access to intellectual property rights was $7.8 million and incremental revenue of $0.5 million was recognized in the period as this performance obligation was previously completed. Revenue allocated to the first and second target programs totaled $50.5 million, to be recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program. Incremental revenue of $1.5 million was recognized in the period. The Company allocated $5.9 million of the adjusted transaction price to the material right associated with the contingent third program. No revenue for this performance obligation has been recognized and recognition of the $5.9 million as revenue will begin upon the earlier of (i) the commencement of the third program; or (ii) upon the determination that the contingent third target program is no longer a performance obligation. As it pertains to the JSC performance obligation, the incremental transaction price allocation was immaterial. As a result of the change in transaction price, the Company recorded a $2.0 million cumulative catch-up in revenue in the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company recognized revenue of $0.9 million and $3.0 million, respectively, associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, $0.6 million and $0.9 million, respectively, related to the interest component described above, and $1.3 million and $0.8 million, respectively, for FTE funding provided by Merck.

As of March 31, 2020 and December 31, 2019, there was $20.9 million and $31.9 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.  As of March 31, 2020 and December 31, 2019, the Company had $6.4 million and $1.0 million, respectively, of receivables from Merck related to the 2018 Merck Agreement, which are included in accounts receivable on the balance sheet.

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

Upon adoption of ASC 606 on January 1, 2019, the Company identified a single performance obligation under the MDA Agreement, which consists of the technology license, research and development activities and JSC participation over the estimated period of the agreement, as each are interrelated and not distinct within the overall context of the agreement. The transaction price of $20.0 million was being recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance occurring over the estimated service period of the agreement, from June 2014 through May 2019.  The Company recorded a $0.6 million adjustment to increase its deferred revenue for performance obligations that were unsatisfied in prior periods, with the corresponding adjustment being an increase to the Company’s accumulated deficit.

For the three months ended March 31, 2020, the Company earned $2.0 million from a supply agreement entered into in Q2 2019.  For the three months ended March 31, 2019, the Company recognized $1.3 million of revenue associated with the Company’s ongoing performance related to partially unsatisfied performance obligations.  Such ongoing performance obligations were fully satisfied in Q3 2019. For the three months ended March 31, 2020 and 2019, the Company earned $0.3 million and $0.8 million, respectively, from research and development services.  As of March 31, 2020 and December 31, 2019, there was zero and $0.8 million, respectively, of deferred revenue related to payments received by the Company under the MDA Agreement.

SutroVax, Inc. Supply Agreement – Related Party

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with SutroVax, Inc., (“SutroVax”), wherein SutroVax engaged the Company to supply extracts and custom reagents, as requested by SutroVax. The pricing is based on an agreed upon cost plus arrangement. For the three months ended March 31, 2020 and 2019, the Company recognized revenue of $36,000 and $0.3 million, respectively, under the Supply Agreement. As of March 31, 2020 and December 31, 2019, the Company had $49,000 and $14,000 in accounts receivables, respectively, from SutroVax related to the Supply Agreement, which is included in accounts receivable on the balance sheet.

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

The Leukemia & Lymphoma Society, Inc.

In August 2018, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with The Leukemia & Lymphoma Society (“LLS”), under which LLS has agreed to contribute up to $6.0 million in clinical development funding for STRO-001, the Company’s CD74-targeting ADC to treat relapsed and/or refractory multiple myeloma and non-Hodgkin lymphoma. The funding will be provided in installments based upon the achievement of funding milestones, with any excess funding above actual expenditures refundable to LLS. The initial payment of $0.5 million was received by the Company upon execution of the LLS Agreement. To date, the Company has received total payments from LLS of $1.0 million. In consideration for the funding to the Company under the LLS Agreement, the Company may be required in the future to make payments to LLS, contingent upon reaching certain pre-specified late-stage clinical development, regulatory and commercialization milestones and should the Company enter into certain transactions relating to STRO-001 with a third party, which payments in the aggregate could total up to a maximum of $19.5 million, assuming receipt by the Company from LLS of the entire $6.0 million in clinical development funding for STRO-001. As of March 31, 2020, no events have occurred that would require such payments to LLS. The LLS Agreement terminates upon the earlier of (a) fulfillment of all payment obligations by both parties or (b) 12 years after the effective date.  LLS may terminate the LLS Agreement at any time with 60 days’ prior written notice. Either the Company or LLS has the right to terminate the LLS Agreement based on the other party’s uncured material breach.

The Company concluded that the contingent payments were an embedded derivative and recorded a related liability of approximately $0.1 million as a part of other noncurrent liabilities as of both March 31, 2020 and December 31, 2019, with the corresponding amount recorded in the statements of operations as interest and other income (expense), net. The value of the embedded derivative was estimated based on the probability-adjusted and discounted value of future payments.

6. Loan and Security Agreement

In August 2017, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) under which it borrowed $15.0 million (the “August 2017 Loan”). The loan was due in 30 monthly installments from March 2019 through its repayment in August 2021, with interest-only monthly payments until March 2019.  The Company commenced repayment of the loan in March 2019.  The interest charges on the loan were based on a floating rate that equaled the greater of 7.39% or the sum of the 30-day U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus 6.40%. In connection with the August 2017 Loan, the Company issued to Oxford and SVB a warrant to purchase the Company’s Series D-2 redeemable convertible preferred stock (the “2017 Warrant”). The 2017 Warrants were later converted into warrants to purchase Series E redeemable convertible preferred stock in May and July 2018, and upon the Company’s IPO on October 1, 2018, all Series E redeemable convertible preferred stock warrants were converted to warrants to purchase 46,359 shares of common stock. The estimated fair value upon issuance of the 2017 Warrant of $0.3 million was recorded as a debt discount on the associated borrowings on the Company’s balance sheet. The debt discount was amortized to interest expense over the expected repayment period of the loan using the effective-interest method.  As of December 31, 2019, the outstanding principal on the August 2017 Loan was $10.0 million.

On February 28, 2020, (the “Effective Date”), the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford as the collateral agent and a lender, and SVB as a lender (together with Oxford, the “Lenders”), pursuant to which the Lenders agreed to lend the Company up to an aggregate of $25.0 million in a series of term loans (the “Term A Loan”). Upon entering into the Loan and Security Agreement, the Company borrowed $25.0 million from the Lenders, with approximately $9.6 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the August 2017 Loan.  As such, the August 2017 Loan has been paid in full.  The Company accounted for the issuance of the Loan and Security Agreement and repayment of the August 2017 Loan as a debt modification. The associated unamortized debt discount on the August 2017 Loan and new lender fees from the debt issuance will be amortized as interest expense using the effective interest method until the maturity date of the Term A Loan.

Under the terms of the Loan and Security Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $5.0 million (the “Term B Loan” and together with the Term A Loan, the “Term Loans”) upon the Company closing of a new collaboration agreement that includes an upfront payment of at least $50.0 million to the Company, as determined by Oxford in its sole and absolute discretion (the “Term B Milestone Event”). The Company may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone Event and ending on the earliest of (i) December 31, 2020, (ii) the thirtieth (30th) day following the occurrence of the Term B Milestone Event, and (iii) the occurrence of an event of default by the Company.

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

The Company will be required to make a final payment of 3.83% of the original principal amount of the Term Loans drawn, or $1.0 million, payable on the earlier of (i) the Maturity Date, (ii) the acceleration of any Term Loans, or (iii) the prepayment of the Term Loans (the “Final Payment”). The final payment amount is accreted as interest expense until the Maturity Date using the effective interest method.  The Company may prepay all, but not less than all, of the Term Loans upon 30 days’ advance written notice to Oxford, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the applicable Term Loan prepaid on or before the first anniversary of the applicable funding date, or (ii) 2.00% of the principal amount of the applicable Term Loan prepaid between the first and second anniversary of the applicable funding date, or (iii) 1.00% of the principal amount of the applicable Term Loan prepaid thereafter, and prior to the Maturity Date (each, a “Prepayment Fee”).

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

In connection with entering into the Loan and Security Agreement, the Company issued to the Lenders warrants exercisable for 81,257 shares of the Company’s common stock (the “2020 Warrants”). The 2020 Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which is the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the Effective Date. The 2020 Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions. The estimated fair value upon issuance of the Warrants of $0.6 million is recorded as a debt discount on the associated borrowings on the Company’s balance sheet. The debt discount is being amortized to interest expense over the expected repayment period of the loan using the effective-interest method.

As of March 31, 2020, the Company has classified all the outstanding debt balance of $25.0 million as non-current, which reflects the scheduled repayment terms under the Loan and Security Agreement.

  As of March 31, 2020 and December 31, 2019, total interest expense accrued was $0.2 million and $0.4 million, respectively.

During the three months ended March 31, 2020 and 2019, the Company recorded interest expense related to loans outstanding of $0.2 million and $0.4 million, respectively, with average interest rates of 8.09% and 8.90%, respectively, and interest related to the accretion of debt discount of $86,000 and $42,000, respectively.

7. Related-Party Transactions

Related party transactions with Merck, which owned 11.7% and 11.8% of the Company’s outstanding equity interest, as of March 31, 2020 and December 31, 2019, respectively, are described in Note 5.

Investment in SutroVax, Inc. (“SutroVax”)

In December 2013, the Company and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for a new company, SutroVax. SutroVax leverages the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF®, to develop novel vaccines for a broad range of disease targets. The Company had $49,000 and $14,000 in receivables due from SutroVax as of March 31, 2020 and December 31, 2019, respectively, which were included in accounts receivable on the condensed balance sheet.

As of March 30, 2020 and December 31, 2019, the Company held a common stock ownership interest in SutroVax of 4.1% and 5.6%, respectively, on a fully-diluted basis, with a carrying value of zero and was accounted for under the cost method.

SutroVax qualifies as a variable interest entity. However, the Company maintains only shared power to direct the activities that most significantly impact the performance of SutroVax. Therefore, the Company is not considered the primary beneficiary and consolidation is not required.

See Note 5, SutroVax, Inc. Supply Agreement for discussion of the supply arrangement entered into with SutroVax in May 2018 and related revenue recognized for the three months ended March 31, 2020 and 2019.

8. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company had reserved common stock, on an if-converted basis, for issuance as follows:

	March 31,	December 31,
	2020	2019
Common stock options issued and outstanding	5,145,635	3,872,664
Common stock awards issued and outstanding	767,016	335,799
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	2,144,785	2,750,416
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	483,066	326,542
Warrants to purchase common stock	153,070	71,813
Total	8,693,572	7,357,234

Preferred Stock

Effective October 30, 2018, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of March 31, 2020 and December 31, 2019.

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

In February 2020, in connection with entering into the Loan and Security Agreement, the Company issued to Oxford and SVB the 2020 Warrants, which are exercisable for 54,171 shares and 27,086 shares, respectively, of the Company’s common stock. The 2020 Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which is the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the Effective Date. The 2020 Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions.

9. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company has initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 1,154,948 shares on January 1, 2020.  As of March 31, 2020, the Company had 2,144,785 shares available for grant under the 2018 Plan.

The following table summarizes option activity under the Company’s 2004 Plan and 2018 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2019	3,872,664	$12.89	7.88	$2,119
Granted	1,304,000	$8.78
Exercised	(12,937)	$4.35
Canceled and forfeited	(18,092)	$12.36
Stock options outstanding at March 31, 2020	5,145,635	$11.87	8.22	$3,549
Stock options exercisable at March 31, 2020	1,940,215	$12.60	6.70	$1,172

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three months ended March 31, 2020 and 2019, the aggregate intrinsic value of stock options exercised was $76,000 and $46,000, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

Three Months Ended
March 31,
	2020	2019
Expected term (in years)	5.05-7.01	5.05-7.01
Expected volatility	73.15%-77.34%	72.89%-74.89%
Risk-free interest rate	0.79%-1.62%	2.40%-2.55%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three months ended March 31, 2020 and 2019 was $4.94 and $5.86 per share, respectively.

Restricted Stock Units

During the three months ended March 31, 2020, the Company granted 478,000 shares of restricted common stock, or RSUs, to certain employees. These RSUs will become fully vested over four years in March 2024.

A summary of the status and activity of non-vested RSUs at March 31, 2020 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2019	335,799	$13.49
Granted	478,000	$8.14
Vested and released	(41,050)	$11.45
Canceled and forfeited	(5,733)	$11.78
Non-vested March 31, 2020	767,016	$10.27

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, in order to enable eligible employees to purchase shares of the Company’s common stock.  The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each of the first ten calendar years after the effective date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 230,989 shares on January 1, 2020.  The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the three months ended March 31, 2020, the fair value of ESPP shares was estimated using the following assumptions:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Expected term (in years)	0.5	0.5
Expected volatility	63.04%	74.89%
Risk-free interest rate	1.92%	2.44%
Expected dividend	–	–

As of March 31, 2020, 206,404 shares had been purchased and 483,066 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

The Company recorded $1.9 million and $1.7 million, respectively, of stock-based compensation expense related to the stock options granted under the Company’s Equity Incentive Plans for the three months ended March 31, 2020 and 2019.  The Company recorded $0.6 million and $0.5 million, respectively, of stock-based compensation expense related to the RSUs for the three months ended March 31, 2020 and 2019. The Company recorded $0.1 million and $0.1 million, respectively, of stock-based compensation expense related to the ESPP for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $21.3 million and $6.9 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years and 3.0 years, respectively. As of March 31, 2020, there is $0.3 million of unrecognized stock-based compensation expense related to the ESPP.  As of March 31, 2019, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $22.5 million and $5.5 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.4 years and 2.7 years, respectively. As of March 31, 2019, there is no unrecognized stock-based compensation expense related to the ESPP.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Research and development	$515	$411
General and administrative	2,192	1,875
Total	$2,707	$2,286

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the three months ended March 31, 2020 and 2019 was immaterial.

2017 Call Option Plan

In February 2017, the Company adopted a 2017 Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of SutroVax, an unconsolidated investee of the Company.  As of March 31, 2020, the Company has reserved 450,000 shares of SutroVax common stock for issuance under the program, under which call options covering 420,000 and 30,000 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vest 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

Using the Black-Scholes option-valuation model, the call options are measured at fair value on grant date and at each reporting period prior to their vesting, with cost recognized over the requisite service period as compensation cost. Any changes in the fair value subsequent to the vesting date are recognized in other income (expense) in the statements of operations.  Call options covering 420,000 and 30,000 shares have been granted with an exercise price of $0.76 per share and $1.21 per share, respectively.  As related to the 420,000 call options granted in February 2017, as of March 31, 2020, all 420,000 of such options had vested, of which 315,000 were exercised and 105,000 were outstanding.  As of December 31, 2019, 315,000 of such options had vested and were exercised and the remaining 105,000 were outstanding and unvested.  As related to the 30,000 call options granted in August 2019, as of March 31, 2020, 15,000 of such options had vested, of which 7,500 were exercised and 7,500 remained outstanding, and 15,000 were unvested.  As of December 31, 2019, 7,500 of such options had vested and were exercised and the remaining 22,500 were outstanding and unvested.

The amounts recognized as compensation expense related to the 2017 Call Option Plan for the three months ended March 31, 2020 and 2019 were $138,000 and $18,000, respectively.

The amounts recognized as other income (expense) related to the 2017 Call Option Plan for the three months ended March 31, 2020 and 2019 were $193,000 and $4,000, respectively.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss, basic and diluted	$(19,595)	$(14,250)
Net loss	$(19,595)	$(14,250)
Denominator:
Shares issued in computing net loss per share, basic and diluted	23,197,971	22,865,075
Net loss per share, basic and diluted	$(0.84)	$(0.62)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended March 31, 2020 and 2019, because including them would have been antidilutive:

	As of March 31,
	2020	2019
Common stock options and restricted stock awards issued and outstanding	5,912,651	4,339,814
Warrants to purchase common stock	153,070	71,813
Total	6,065,721	4,411,627

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.  These forward-looking statements may include, but are not limited to, statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, our future results of operations and financial position, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our public offering, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck, a B Cell Maturation Antigen, or BCMA, and an immuno-oncology directed alliance with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS, and an oncology-focused collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”).

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary of BMS. However, we continue to refer to our agreements with Celgene throughout this Form 10-Q as being with Celgene.

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

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a net loss of $19.6 million and $14.3 million for the three months ended March 31, 2020 and 2019, respectively. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of March 31, 2020, we had an accumulated deficit of $215.3 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Recent Developments

STRO-002

We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety and efficacy data reported in late 2019.  On April 27, 2020, we announced updated interim data from our ongoing Phase 1 clinical trial of STRO-002 in patients with advanced platinum-resistant/refractory epithelial ovarian cancer, including fallopian or primary peritoneal cancers, and endometrial cancer.

As of April 20, 2020, 30 patients with heavily pre-treated ovarian cancer had been treated in the Phase 1 trial of STRO-002, with 25 patients being dosed at 2.9 milligrams per kilogram, or mpk, or higher. Of 20 patients at dose levels of 2.9 mpk or higher with at least one post-baseline scan, the initial post-baseline scans showed one partial response and 14 stable disease. These interim clinical data for STRO-002 in patients treated at dose levels of 2.9 mpk or higher consist of: one patient with an ongoing confirmed partial response (36 weeks); five patients with confirmed stable disease (three up to 18 weeks, two up to 27 weeks); nine patients who had unconfirmed stable disease at the six-week assessment point (two of whom subsequently developed progressive disease); and five patients with progressive disease at the six-week assessment point. Additionally, 35% (7 of 20) of patients who were evaluable for progression have stayed on study for longer than 24 weeks, and 11 patients dosed at 5.2 mpk or higher are continuing on study and have not yet reached 24 weeks. Although neither stable disease nor remaining on study for more than 24 weeks qualify as objective responses for FDA approval purposes, we believe they provide encouraging evidence of tumor control and clinical benefit.

In this study, we also measured levels of the ovarian cancer tumor marker, cancer antigen 125, or CA-125. Of 21 patients dosed at 2.9 mpk or higher with a post-base line assessment, 13 patients had a ≥50% reduction or normalization of CA-125, including six confirmed responses, six unconfirmed responses and one prolonged CA-125 normalization. Of these 13 patients, one patient is not yet evaluable under RECIST criteria. All of the other 12 patients (100%) have also achieved stable disease (confirmed or unconfirmed) or a confirmed partial response.

STRO-002 was generally well tolerated and was mostly associated with mild adverse events, or AEs. Eighty-nine percent (89%) of AEs were grade 1 or grade 2 and prophylactic corticosteroid eye drops have not been necessary. Grade 3 treatment emergent AEs included fatigue, neutropenia, arthralgia, diarrhea, peripheral neuropathy and myalgia with the only grade 4 treatment emergent AE being neutropenia, in six patients. All neutropenias were reversible within one week.

We currently plan to report additional safety and initial efficacy data for STRO-002 in the second half of 2020 and to begin the dose expansion phase of the Phase 1 clinical study in the second half of 2020. Although maximum tolerated dose has not been reached, we are continuing to actively explore the 5.2 mpk to 6.0 mpk dose levels as we seek to determine the recommended Phase 2 dose.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our collaboration partners, suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we may experience more pronounced disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. With respect to our clinical trials, we may experience delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Please see further discussion on the revenue recognition treatment of performance obligations under Critical Accounting Policies and Estimates.

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

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Internal costs:
Research and drug discovery	$4,553	$4,445
Process and product development	2,660	2,421
Manufacturing	5,541	4,900
Clinical development	512	430
Total internal costs	13,266	12,196
External Program Costs:
Research and drug discovery	255	225
Toxicology and translational science	319	480
Process and product development	58	89
Manufacturing	2,343	913
Clinical development	1,378	1,277
Total external program costs	4,353	2,984
Total research and development expenses	$17,619	$15,180

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resources, audit, accounting and tax services and allocated facilities-related costs. Personnel costs include salaries, employee benefits and stock-based compensation. As we continue to advance our product candidates into and through the clinic, we expect the growth of our business to require increased general and administrative expenses.

Interest Income

Interest income consists primarily of interest received on our invested funds.

Interest and Other Income (Expense), Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs. Additionally, the Company identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment. Other income (expense) in the three months ended March 31,2020 and 2019 includes changes in values attributable to the arrangement with the Leukemia & Lymphoma Society, Inc. and 2017 Call Option Plan.

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019	Change	Change (%)
	(in thousands)
Revenue	$7,152	$8,629	$(1,477)	(17)%
Operating expenses
Research and development	17,619	15,180	2,439	16%
General administrative	8,713	7,715	998	13%
Total operating expenses	26,332	22,895	3,437	15%
Loss from operations	(19,180)	(14,266)	(4,914)	34%
Interest income	641	1,176	(535)	(45)%
Interest and other income (expense), net	(1,056)	(1,160)	104	(9)%
Net loss	$(19,595)	$(14,250)	$(5,345)	38%

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended
	March 31,
	2020	2019	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company ("BMS") (1)	$2,045	$1,575	$470	30%
Merck Sharp & Dohme Corporation (“Merck”)—related party	$2,777	$4,635	$(1,858)	(40)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$2,294	2,138	156	7%
SutroVax—related party	$36	281	(245)	(87)%
Total revenue	$7,152	$8,629	$(1,477)	(17)%
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.

Total revenue decreased by $1.5 million, or 17%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  This was due primarily to a $1.8 million decrease in revenue under the 2018 Merck Agreement.  The revenue decrease under the 2018 Merck Agreement consists of a $2.3 million decrease from the impact from the change in estimate related to additional resources being assigned to the first target program and a reduced number of resources on the second target program, and the cumulative catch-up in revenue as a result of the change in transaction price, offset partially by an increase of $0.5 million in research and development services.  The net increase of $0.2 million in EMD Serono revenue reflects an increase of $2.0 million under the supply agreement, offset by a $1.8 million decrease due to the completion in May 2019 of revenue recognition of the transaction price under the EMD Serono Agreement. Additionally, there was a $0.5 million increase from Celgene for contract research and manufacturing activities supporting clinical trial supply, and a $0.2 million decrease in revenues from SutroVax.

Research and Development Expense

Research and development expense increased by $2.4 million, or 16%, during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was due primarily to increases of $1.0 million in personnel-related expenses due to higher headcount and $1.4 million in consulting and outside services.

General and Administrative Expense

General and administrative expense increased by $1.0 million, or 13% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.  The increase was due primarily to increases of $0.6 million in personnel-related expenses due to higher headcount and $0.4 million in legal and external services.

Interest Income

Interest income decreased by $0.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to a decrease of $0.1 million from lower average investment balances in the first quarter of 2020 and a $0.4 million decrease in the amortization of investments.

Interest and Other Income (Expense), Net

Interest and other income (expense), net changed by $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due primarily to a $0.3 million decrease in interest expense associated with a financing component related to the 2018 Merck Agreement, and a $0.2 million increase related to the revaluation of vested SutroVax call options during the three months ended March, 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of March 31, 2020, we had $129.6 million in cash, cash equivalents and marketable securities, outstanding debt of $24.2 million and an accumulated deficit of $215.3 million.

For a description of our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, please see Note 6 to our condensed financial statements.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(18,734)	$(20,145)
Cash provided by (used in) investing activities	41,637	(78,079)
Cash provided by (used in) provided by financing activities	15,702	(458)
Increase (decrease) in cash, cash equivalents and restricted cash	$38,605	$(98,682)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2020 was $18.7 million. Our net loss of $19.6 million was reduced by non-cash charges of $2.7 million for stock-based compensation and $1.1 million for depreciation and amortization. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $2.9 million, due to an increase of $2.8 million in accounts receivable from research and development services revenues from our collaborators, a decrease of $3.1 million in accrued compensation expense primarily due to bonuses paid in connection with certain goal achievements, a decrease of $0.7 million in other liabilities due to timing of payments, an increase of $2.3 million in our deferred revenue balance due to the $5.0 million received from Merck upon their exercise of an option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which payment was earned in March 2020 and received in April 2020, offset by revenue recognized under our collaboration agreements, and a decrease of $1.4 million in prepaid expenses and other assets.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $41.6 million for the three months ended March 31, 2020 was primarily related to maturities of marketable securities of $37.5 million and sales of marketable securities of $8.5 million, offset partially by purchases of marketable securities of $3.6 million and capital expenditures of $0.8 million principally related to laboratory and manufacturing equipment.

Cash used in investing activities of $78.1 million for the three months ended March 31, 2019 was primarily related to purchases of marketable securities of $119.1 million and capital expenditures of $0.3 million, principally related to laboratory and manufacturing equipment, offset partially by maturities and sales of marketable securities of $41.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $15.7 million for the three months ended March 31, 2020 was primarily related to $25.0 million of gross proceeds from our debt refinancing and $0.7 million of proceeds received from participants of our employee stock purchase plan and exercise of common stock options, partially offset by a $10.0 million repayment of the August 2017 Loan.

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

Collaboration revenue

We derive revenue from collaboration arrangements, under which we may grant licenses to our collaboration partners to further develop and commercialize our proprietary product candidates. We may also perform research and development activities under the collaboration agreements. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and other contingent payments, and royalties based on net sales of approved products. Additionally, the collaborations may provide options for the customer to acquire from us materials and reagents, clinical product supply or additional research and development services under separate agreements.

We assess which activities in the collaboration agreements are considered distinct performance obligations that should be accounted for separately. We develop assumptions that require judgement to determine whether the license to our intellectual property is distinct from the research and development services or participation in activities under the collaboration agreements.

At the inception of each agreement, we determine the arrangement transaction price, which includes variable consideration, based on the assessment of the probability of achievement of future milestones and contingent payments and other potential consideration. We also evaluate estimates of our resources, which are used as the basis of measurement for revenue to be recognized on a proportion of performance basis.

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We had cash, cash equivalents and marketable securities $129.6 million and $133.5 million as of March 31, 2020 and December 31, 2019, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

As of March 31, 2020 and December 31, 2019, we had $24.2 million and $9.9 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.  This debt matures on March 1, 2024 and will be interest-only through March 1, 2022.  Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

.

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

Risks Related to Our Business

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and has been declared by the World Health Organization to be a pandemic, impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities in whole or in part for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In response to the spread of COVID-19, we have modified operations in our executive offices with our administrative employees primarily continuing their work outside of those offices, restricted on-site research, development and manufacturing staff to only those required to execute their job responsibilities on-site for prioritized activities, limited the number and proximity of staff in any given laboratory or in our manufacturing facility (except as necessary for particular activities), and implemented multiple work place safety, social distancing and disinfection protocols.

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•	delays or difficulties in enrolling and retaining patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	changes in protocol-specified procedures that lead to missing data (e.g. reduced or postpone patient visits, missed lab tests and scans, patient discontinuation);
•

increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, losing insurance coverage or not accepting home health visits;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical assessments at pre-specified timepoints points during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which may impact approval timelines;
•	delays or disruptions in non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies;
•

limitations on employee resources that would otherwise be focused on the conduct of our research, preclinical studies, clinical trials and manufacturing operations, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

•

interruption of, or delays in receiving, supplies of our product candidates or precursor molecules or other raw materials and the manufacture or shipment of both drug substance and finished drug product for our product candidates from either us or contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems; and

•	reduced ability to engage with the medical and investor communities, including due to the cancellation of conferences scheduled throughout the year.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. As a result, we may face difficulties raising capital when needed, and any such sales may be on unfavorable terms to us. Further, to the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials, research activities, preclinical studies and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of March 31, 2020, had an accumulated deficit of $215.3 million. For the three months ended March 31, 2020 and the year ended December 31, 2019, our net loss was $19.6 million and $55.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2020, we had $129.6 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our product candidates, STRO-001 and STRO-002 are in the dose escalation phase of their respective Phase 1 clinical trials, and enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for the BCMA ADC candidate resulting from our BMS collaboration. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the U.S. Food and Drug Administration, or FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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
•

occurrence of epidemics, pandemics or contagious diseases, such as the novel strain of coronavirus, and potential effects on our business, clinical trial sites, supply chain and manufacturing facilities;

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

To date, we have tested our first clinical stage product candidates, STRO-001 and STRO-002, and our partner BMS has tested CC-99712 in a limited number of clinical trial patients. We may ultimately discover that our XpressCF® Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® Platform. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® Platform and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for tumor control by our product candidates; however, the FDA does not qualify stable disease as an objective response for FDA approval.

In our STRO-001 Phase 1 trial, most adverse events observed as of November, 2019 have been grade 1 or 2 (58%) with the most common grade 1-2 treatment emergent adverse events of fatigue, chills, pyrexia, cough, nausea, headache and infusion reaction occurring in ≥ 20% of patients. Two dose limiting toxicities were observed, one grade 3 and one grade 5 thromboembolic event. The thromboembolic events were in patients with very bulky disease and other pre-existing factors for thrombosis and the trial protocol was amended to screen for, and treat, pre-existing thromboembolism/thrombotic events, and since the amendment, no additional thromboembolic events have been observed.

In October 2019, we presented initial safety data from our ongoing Phase 1 trial of STRO-002.  Based on initial data from the trial through October 15, 2019, STRO-002 was generally well-tolerated with no dose-limiting toxicities having been observed.  The most common treatment emergent adverse events were grade 1 or 2 and included fatigue, nausea, vomiting, headache, dizziness, abdominal pain, and insomnia. Infusion reactions and ocular toxicity signals were not observed. Two related treatment emergent adverse events of grade 3 neutropenia were observed and both of these resolved. In April 2020, we announced updated data from our ongoing Phase 1 trial of STRO-002.  Based on this data, STRO-002 was generally well tolerated and was mostly associated with mild adverse events. Eighty-nine percent (89%) of these adverse events were grade 1 or grade 2 and prophylactic corticosteroid eye drops have not been necessary. Grade 3 treatment emergent adverse events included fatigue, neutropenia, arthralgia, diarrhea, peripheral neuropathy and myalgia, with the only grade 4 treatment emergent AE being neutropenia, in six patients. All neutropenias were reversible within one week.

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

Since 2014, we have entered into collaborations with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA, or Merck, Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS, and Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”) to develop certain cancer and other therapeutics. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene, now BMS, was advancing four preclinical collaboration programs, one of which is an ADC targeting B-cell maturation antigen (CC-99712), or BCMA, for the treatment of multiple myeloma. BMS has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA cleared the IND application and a Phase 1 clinical trial has commenced enrolling patients. In 2019 Celgene, now BMS, decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene did not pay us the $12.5 million option maintenance fee due on IND clearance for the first collaboration program described above. Additionally, while BMS has ex-U.S. rights to three additional collaboration programs, if certain program milestones are not achieved by September 26, 2020, the ex-U.S. rights to those collaboration programs will automatically revert to us at no cost to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or epidemics, pandemics, or contagious diseases, such as the COVID-19 outbreak. If we or our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. If we or our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products, such as epidemics, pandemics or contagious diseases, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, prospects, financial condition and results of operations.

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

As of March 31, 2020, we had 177 full-time employees.  As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our current operations are located in our facilities in South San Francisco and San Carlos, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, epidemic, pandemic or contagious disease, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, epidemics, pandemics or contagious diseases, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage, epidemics, pandemics or contagious disease, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “2017 Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act may be repealed or modified in future legislation. For example, the

Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards to offset taxable income could be limited.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, including revenue from corporate collaborations. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards to offset income that would otherwise be taxable. Our net operating loss carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the 2017 Tax Act, as modified by the CARES Act, our federal net operating losses generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses generated in tax years beginning after December 31, 2020, is limited to 80% of taxable income. Net operating losses generated in taxable years beginning after December 31, 2017 and beginning on or prior to December 31, 2020 may be carried back up to five years.  Net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back under current law. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act.

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Based on Section 382 studies performed for certain prior periods, it is more likely than not that we experienced an ownership change on April 9, 2007, and may have experienced other ownership changes in the past, and may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

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

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2023, which has claims relating to methods of treating CD74-positive multiple myeloma with an ADC targeting CD74. If valid and not yet expired when, and if, we receive marketing approval for STRO-001, we may need to seek a license to this patent, which may not be available on commercially reasonable terms or at all. As another example, we are aware of another issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads.  Failure to receive a license could delay commercialization of STRO-001. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® Platform and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® Platform and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

•	third-party contractors used by us or our collaborators failing to comply with regulatory requirements or meeting their contractual obligations in a timely manner, or at all;
•	obtaining institutional review board, or IRB, approval at each clinical trial site;
•	recruiting suitable patients to participate in a clinical trial;

•	developing and validating any companion diagnostic that would be used in a clinical trial;
•	cost of clinical trials being greater than anticipated;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites;
•	epidemics, pandemics or contagious diseases, such as COVID-19; or
•	manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

Changes in privacy laws, regulations and standards may cause our business to suffer.

Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The California Consumer Privacy Act of 2018 (“CCPA”) has created new individual privacy rights and places increased privacy and security obligations on entities handling personal data. The CCPA may significantly impact our business activities and require substantial compliance costs that adversely affect our business, operating results, prospects and financial condition. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European General Data Protection Regulation, which imposes additional obligations and risks upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, and adversely affect our business.

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

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•	regulatory developments affecting our product candidates or those of our competitors;
•	epidemics, pandemics or contagious diseases; and
•	changes in general market and economic conditions.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the other risks described in this section and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters, epidemics, pandemics or contagious diseases, and other calamities;
•	a temporary federal government shutdown; and
•	general economic, industry and market conditions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1	Loan and Security Agreement, dated February 28, 2020, among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.	10-K	001-38662	3-16-2020	10.20
10.2	Form of Warrant to Oxford Finance LLC pursuant to the Loan and Security Agreement.	10-K	001-38662	3-16-2020	10.21
10.3	Form of Warrant to Silicon Valley Bank pursuant to the Loan and Security Agreement.	10-K	001-38662	3-16-2020	10.22
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: May 8, 2020	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: May 8, 2020	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer