Form 10-Q
period 2020-06-30
SUTRO BIOPHARMA, INC.
filed 2020-08-06
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, the registrant had 35,879,012 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,348	$4,960
Marketable securities	136,015	112,904
Investment in equity securities	49,094	—
Accounts receivable (including amounts from related parties of $0 and $1,050 as of June 30, 2020 and December 31, 2019, respectively) (1)	5,102	6,298
Prepaid expenses and other current assets	2,931	4,406
Total current assets	258,490	128,568
Property and equipment, net	11,265	9,633
Marketable securities, non-current	5,647	15,609
Other non-current assets	2,121	2,545
Restricted cash	15	15
Total assets	$277,538	$156,370
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,901	$5,584
Accrued compensation	4,520	6,017
Deferred revenue—current	23,503	19,465
Debt—current	—	1,000
Other current liabilities	2,536	901
Total current liabilities	35,460	32,967
Deferred revenue, non-current	10,562	16,195
Deferred rent	330	409
Debt—non-current	24,281	8,876
Other noncurrent liabilities	148	134
Total liabilities	70,781	58,581
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 35,878,928 and 23,098,969 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	36	23
Additional paid-in-capital	391,791	293,346
Accumulated other comprehensive income	398	165
Accumulated deficit	(185,468)	(195,745)
Total stockholders’ equity	206,757	97,789
Total Liabilities and Stockholders’ Equity	$277,538	$156,370

(1)

Merck was a related party until the closing of the Company’s public offering on May 14, 2020.
Vaxcyte (formerly SutroVax) was a related party until the closing of its initial public offering on June 16, 2020.

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues (including amounts from related parties of $0 and $2,813 during the three and six months ended June 30, 2020, respectively, and $5,497 and $10,413 during the three and six months ended June 30, 2019, respectively) (1) (2)	$9,469	$10,525	$16,621	$19,154
Operating expenses
Research and development	17,243	16,143	34,862	31,323
General and administrative	8,643	8,067	17,356	15,782
Total operating expenses	25,886	24,210	52,218	47,105
Loss from operations	(16,417)	(13,685)	(35,597)	(27,951)
Interest income	384	1,124	1,025	2,300
Unrealized gain on equity securities	48,860	—	48,860	—
Interest and other expense, net	(2,955)	(1,232)	(4,011)	(2,392)
Net income (loss)	$29,872	$(13,793)	$10,277	$(28,043)
Net income (loss) per share, basic (3)	$1.00	$(0.60)	$0.39	$(1.22)
Net income (loss) per share, diluted (3)	$0.94	$(0.60)	$0.36	$(1.22)

(1)

Includes $0 and $2.8 million, respectively, for the three months and six months ended June 30, 2020 of related party revenue from Merck. Merck was a related party until the closing of the Company’s public offering on May 14, 2020.

(2)

Includes $0 and $36,000, respectively, for the three months and six months ended June 30, 2020 of related party revenue from Vaxcyte (formerly SutroVax). Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

(3)

See Notes 2 and 10 for an explanation of the calculations of our basic and diluted net income (loss) per share, basic and diluted and the weighted-average number of shares used in the computation of the per share amounts.

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$29,872	$(13,793)	$10,277	$(28,043)
Other comprehensive income:
Unrealized gain on available-for-sale securities	370	157	233	260
Comprehensive income (loss)	$30,242	$(13,636)	$10,510	$(27,783)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	—	$—	23,098,969	$23	$293,346	$165	$(195,745)	$97,789
Exercise of common stock options	—	—	12,937	—	56	—	—	56
Issuance of common stock under Employee Stock Purchase Plan	—	—	74,465	—	646	—	—	646
Vesting of restricted stock units	—	—	41,050	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,707	—	—	2,707
Issuance of common stock warrants in connection with debt refinancing	—	—	—	—	619	—	—	619
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	(19,595)	(19,595)
Balances at March 31, 2020	—	—	23,227,421	23	297,374	28	(215,340)	82,085
Exercise of common stock options	—	—	1,257	—	8	—	—	8
Vesting of restricted stock units	—	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,011	—	—	3,011
Issuance of common stock in connection with public offering, net of issuance costs of $6,626	—	—	12,650,000	13	91,398	—	—	91,411
Net unrealized gain on available-for- sale securities	—	—	—	—	—	370	—	370
Net income	—	—	—	—	—	—	29,872	29,872
Balances at June 30, 2020	—	$—	35,878,928	$36	$391,791	$398	$(185,468)	$206,757

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2018	—	$—	22,848,184	$23	$281,891	$(47)	$(150,328)	$131,539
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	—	—	—	10,327	10,327
Exercise of common stock options	—	—	8,347	—	42	—	—	42
Issuance of common stock under Employee Stock Purchase Plan	—	—	68,910	—	671	—	—	671
Stock-based compensation expense	—	—	—	—	2,286	—	—	2,286
Net unrealized gain on available-for- sale securities	—	—	—	—	—	103	—	103
Net loss	—	—	—	—	—	-	(14,250)	(14,250)
Balances at March 31, 2019	—	—	22,925,441	$23	$284,890	$56	$(154,251)	$130,718
Exercise of common stock options	—	—	1,762	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	2,463	—	—	2,463
Net unrealized gain on available-for- sale securities	—	—	—	—	—	157	—	157
Net loss	—	—	—	—	—	—	(13,793)	(13,793)
Balances at June 30, 2019	—	$—	22,927,203	$23	$287,363	$213	$(168,044)	$119,555

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net income (loss)	$10,277	$(28,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,158	2,329
Amortization of premium (accretion of discount) on marketable securities	54	(1,263)
Stock-based compensation	5,718	4,749
Unrealized gain on equity securities	(48,860)	–
Remeasurement of liability awards	1,979	28
Other	322	208
Changes in operating assets and liabilities:
Accounts receivable	1,196	(4,011)
Prepaid expenses and other assets	1,475	406
Accounts payable	(1,969)	1,309
Accrued compensation	(1,497)	(2,652)
Other liabilities	(413)	103
Deferred rent	(79)	(20)
Deferred revenue	(1,595)	(8,889)
Net cash used in operating activities	(31,234)	(35,746)
Investing activities
Purchases of marketable securities	(91,270)	(147,370)
Maturities of marketable securities	63,800	72,250
Sales of marketable securities	14,500	7,000
Purchases of equipment and leasehold improvements	(2,529)	(765)
Net cash used in investing activities	(15,499)	(68,885)
Financing activities
Proceeds from public offering, net of issuance costs	91,411	–
Proceeds from debt refinancing	25,000	–
Payments of debt	(10,000)	(2,000)
Proceeds from exercise of common stock options	64	52
Proceeds from employee stock purchase plan	646	671
Net cash provided by (used in) financing activities	107,121	(1,277)
Net increase (decrease) in cash, cash equivalents and restricted cash	60,388	(105,908)
Cash, cash equivalents and restricted cash at beginning of period	4,975	125,313
Cash, cash equivalents and restricted cash at end of period	$65,363	$19,405
Supplemental disclosure of cash flow information:
Cash paid for interest	$649	$633
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable	$1,286	$146
Embedded interest associated with program fees	$1,128	$1,717
Warrants issued to lenders	$619	$–

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

May 2020 Public Offering

On May 14, 2020, the Company closed a public offering of 12,650,000 shares of its common stock at a public offering price of $7.75 per share, which included the exercise in full of the underwriters’ option to purchase 1,650,000 shares of common stock. The gross proceeds from this offering were approximately $98.0 million, before deducting approximately $6.6 million of underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $91.4M to the Company.

Vaxcyte Equity Ownership

In June 2020, Vaxcyte, formerly known as SutroVax, Inc, closed its initial public offering (“IPO”) of its common stock at a price per share of $16.00. As of June 30, 2020, the Company held 1,634,005 shares of Vaxcyte common stock, which are subject to a lock-up agreement that expires in December 2020.

The Vaxcyte common stock held by the Company will be measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability (DLOM) due to the lock-up agreement, with any unrealized gains and losses recorded in the Company’s statements of operations. As of June 30, 2020, the estimated fair value of the Vaxcyte common stock held by the Company was $49.1 million. The Company recognized an unrealized gain related to Vaxcyte common stock of $48.9 million for the three and six months ended June 30, 2020, of which $49.1 million was from the estimated fair value of Vaxcyte common stock, offset by a $0.2 million adjustment related to a revaluation of a prior preferred stock warrant converted to common stock.  See Note 2—“Investment in Equity Securities,” Note 3—“Fair Value Disclosures,” Note 4 — “Cash and Marketable Securities”, and Note 7—“Related Party Transactions”.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2020, the Company had an accumulated deficit of $185.5 million. Management expects to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and costs to operate as a public company.

As of June 30, 2020, the Company had unrestricted cash, cash equivalents and marketable securities of $207.0 million, which are available to fund future operations. The Company believes that its unrestricted cash, cash equivalents and marketable securities as of June 30, 2020 will be sufficient for the Company to continue for at least one year from the issuance date of its unaudited interim condensed financial statements.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining research and development periods under multiple element arrangements, stock-based compensation expense, income taxes and certain accrued liabilities. An estimated DLOM to determine the fair value of the Company’s investment in equity securities and related liabilities was also used due to the existence of a lock-up agreement that expires in December 2020.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other future annual or interim period.

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

In March 2020, the Company adjusted revenue recognized for the first and second target programs as the parties determined additional resources should be assigned to the first target program with a reduction of resources attributed to the second target program. This resulted in a decrease in the measure of proportional performance for the first target program and an increase in the measure of proportional performance for the second target program. These adjustments collectively decreased the Company’s revenues by $3.6 million, net income by $3.6 million and basic and diluted net income per share by $0.14 and $0.13, respectively, for the six months ended June 30, 2020.

Adoption of New Accounting Principles

In December 2019, as part of its initiative to reduce complexity in the accounting standards, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 on January 1, 2020, and this adoption had no material impact on the Company’s financial position or results of operations.

In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, reducing certain disclosures concerning the fair value hierarchy. The guidance was effective for the Company effective January 1, 2020 and did not have a material impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including all interim periods within that year.  As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC842 will be effective for the Company on January 1, 2022.  Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company is currently evaluating the impact of adopting this guidance on the Company’s financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts presented prior to adoption.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	June 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$65,348	$19,390
Restricted cash	15	15
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$65,363	$19,405

Investments in Equity Securities

Subsequent to the closing of the Vaxcyte IPO in June 2020 (see Note 1), the fair value of Vaxcyte’s common stock became readily determinable.  As a result, beginning June 2020, the Company accounted for its investment in Vaxcyte’s common stock at an estimated fair value. At each reporting period, the equity securities will be remeasured to fair value with any unrealized gains or losses being recorded through the statements of operations.

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

The Company’s investments in equity securities are classified as Level 2 within the fair value hierarchy while subject to a lock-up agreement that expires in December 2020.  As a result of the lock up, and upon the closing of Vaxcyte IPO, the Company has applied an estimated DLOM of 5.4%, which is a Level 2 input.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$63,229	$63,229	$–	$–
Commercial paper	34,901	–	34,901	–
Corporate debt securities	61,284	–	61,284	–
Equity securities	49,094	–	49,094	–
Asset-backed securities	16,217	–	16,217	–
U.S. government agency securities	29,260	–	29,260	–
Total	$253,985	$63,229	$190,756	$–

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$3,151	$3,151	$–	$–
Commercial paper	4,952	–	4,952	–
Corporate debt securities	69,499	–	69,499	–
Asset-backed securities	27,055	–	27,055	–
U.S. government agency securities	27,007	–	27,007	–
Total	$131,664	$3,151	$128,513	$–

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds.

If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, corporate debt securities, asset-backed securities and U.S. government agency securities. These assets are valued using market prices when available, adjusting for accretion of the purchase price to face value at maturity. The Company’s equity securities represent Vaxcyte common stock shares and are classified as Level 2 while subject to certain restrictions on sale. These assets are valued using market prices with a DLOM being applied, which is a Level 2 input.

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

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	June 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$63,229	$–	$–	$63,229
Commercial paper	34,901	–	–	34,901
Corporate debt securities	61,118	170	(4)	61,284
Asset-based securities	16,096	121	–	16,217
U.S. government agencies	29,149	111	–	29,260
Total	204,493	402	(4)	204,891
Less amounts classified as cash equivalents	(63,229)	–	–	(63,229)
Total marketable securities	$141,264	$402	$(4)	$141,662

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$3,151	$–	$–	$3,151
Commercial paper	4,952	–	–	4,952
Corporate debt securities	69,423	79	(3)	69,499
Asset-based securities	27,005	50	–	27,055
U.S. government agencies	26,968	39	–	27,007
Total	131,499	168	(3)	131,664
Less amounts classified as cash equivalents	(3,151)	–	–	(3,151)
Total marketable securities	$128,348	$168	$(3)	$128,513

As of June 30, 2020 and December 31, 2019, $5.6 million and $15.6 million, respectively, of marketable securities had maturities of more than one year and are classified as long-term assets.

There were $25.0 million and $4.5 million of investments in an unrealized loss position of $4,000 and $3,000 as of June 30, 2020 and December 31, 2019, respectively. During the three and six months ended June 30, 2020 and 2019, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based upon the Company’s impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates. Based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.  As such, the Company concluded that the unrealized losses in the investment securities were not other-than-temporary.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements with various pharmaceutical and biotechnology companies. In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Bristol Myers Squibb Company ("BMS") (1)	$1,509	$1,670	$3,554	$3,245
Merck Sharp & Dohme Corporation (“Merck”) (2)	7,005	5,497	9,782	10,132
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	855	3,358	3,149	5,496
Vaxcyte (3)	100	-	136	281
Total revenue	$9,469	$10,525	$16,621	$19,154
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.
(2)	Merck was a related party until the closing of the Company’s public offering on May 14, 2020.
(3)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the six months ended June 30, 2020:

Six Months Ended
June 30, 2020
(in thousands)
Deferred revenue—December 31, 2019	$35,660
Additions to deferred revenue	7,272
Recognition of revenue in current period	(8,867)
Deferred revenue—June 30, 2020	$34,065

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied, including the $5.0 million received from Merck to extend the research term of the collaboration’s first cytokine-derivative program by one year, which payment was earned in March 2020 and received in April 2020, and a $2.3 million upfront fee billed to BMS in consideration for the Company’s performance of certain development and manufacturing services, which amount may be recognized as revenue in future periods, upon completion of the earning process for such collaboration activities. The Company expects to recognize approximately $23.5 million of deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the six months ended June 30, 2020, except as described below.

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

Upon the adoption of ASC 606 on January 1, 2019, the Company recorded a $4.5 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.  For the three and six months ended June 30, 2020, the Company recognized $1.0 million and $2.0 million, respectively, of revenue associated with the Company’s ongoing performance related to partially unsatisfied performance obligations, and $0.3 million and $0.4 million, respectively, from research and development services.  For the three and six months ended June 30, 2019, the Company recognized $1.0 million and $1.9 million, respectively, of revenue associated with the Company’s ongoing performance related to partially unsatisfied performance obligations, and $0.1 million and $0.3 million, respectively, from research and development services.

As of June 30, 2020 and December 31, 2019, there was $3.3 million and $3.0 million, respectively, of deferred revenue related to payments received by the Company under the Celgene Agreement.

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

For the three and six months ended June 30, 2020, the Company earned $0.3 million and $1.2 million, respectively, under the 2018 Celgene Master Services Agreement. For the three and six months ended June 30, 2019, the Company earned $0.5 million and $1.0 million, respectively, under the 2018 Celgene Master Services Agreement.

2018 Merck Agreement

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

Additionally, under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment, and has calculated total interest expense of $7.4 million as of June 30, 2020 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as revenue over the estimated service period for the first and second target programs.

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

Also, in March 2020, Merck exercised its option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which, pursuant to the terms of the 2018 Merck Agreement, triggered a payment of $5.0 million.   The $5 million was, in prior periods, considered to be a fully constrained variable consideration.  Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $60.0 million to $65.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the current period. Based upon the adjusted transaction price, revenue allocated to the access to intellectual property rights was $7.8 million and incremental revenue of $0.5 million was recognized in the period as this performance obligation was previously completed. Revenue allocated to the first and second target programs totaled $50.5 million, to be recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program. Incremental revenue of $1.5 million was recognized in the period. The Company allocated $5.9 million of the adjusted transaction price to the material right associated with the contingent third program. No revenue for this performance obligation has been recognized and recognition of the $5.9 million as revenue will begin upon the earlier of (i) the commencement of the third program; or (ii) upon the determination that the contingent third target program is no longer a performance obligation. As it pertains to the JSC performance obligation, the incremental transaction price allocation was immaterial. As a result of the change in transaction price, the Company recorded a $2.0 million cumulative catch-up in revenue in the quarter ended March 31, 2020.

During the three and six months ended June 30, 2020, the Company recognized revenue of $5.2 million and $6.1 million, respectively, associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, $0.5 million and $1.1 million, respectively, related to the interest component described above, and $1.2 million and $2.5 million, respectively, for FTE funding provided by Merck.  During the three and six months ended June 30, 2019, the Company recognized revenue of $3.7 million and $6.7 million, respectively, associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, $0.8 million and $1.7 million, respectively, related to the interest component described above, and $0.9 million and $1.7 million, respectively, for FTE funding provided by Merck.

As of June 30, 2020 and December 31, 2019, there was $30.8 million and $31.9 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.

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

For the three and six months ended June 30, 2020, the Company earned $0.3 million and $2.3 million, respectively, from a supply agreement, and $0.5 million and $0.8 million, respectively, from research and development services.  For the three and six months ended June 30, 2019, the Company earned $1.5 million and $1.5 million, respectively, from a supply agreement, $0.9 million and $1.7 million, respectively, from research and development services, and $1.0 million and $2.3 million, respectively, associated with the Company’s ongoing performance related to partially unsatisfied performance obligations.  Such ongoing performance obligations were fully satisfied in Q3 2019.  As of June 30, 2020 and December 31, 2019, there was zero and $0.8 million, respectively, of deferred revenue related to payments received by the Company under the MDA Agreement.

Vaxcyte, Inc. Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus arrangement. For the three and six months ended June 30, 2020, the Company recognized revenue of $0.1 million under the Supply Agreement. For the three and six months ended June 30, 2019, the Company recognized revenue of zero and $0.3 million, respectively, under the Supply Agreement.

As the Company has a right to consideration from Vaxcyte in an amount that corresponds directly with the value of the Company’s supplied extracts and custom reagents, the Company’s sales of extracts and custom reagents in discrete unit form are recognized as revenue at the time when such supplies are shipped to Vaxcyte, in line with the “right to invoice” practical expedient in ASC 606.

The Company has not received any returns to date and believes that returns of its products will continue to be minimal. As such, the Company does not record any reserve for the returns but will continue to evaluate the need for a reserve each reporting period.

The Leukemia & Lymphoma Society, Inc.

In August 2018, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with The Leukemia & Lymphoma Society (“LLS”), under which LLS has agreed to contribute up to $6.0 million in clinical development funding for STRO-001, the Company’s CD74-targeting ADC to treat relapsed and/or refractory multiple myeloma and non-Hodgkin lymphoma. The funding will be provided in installments based upon the achievement of funding milestones, with any excess funding above actual expenditures refundable to LLS. The initial payment of $0.5 million was received by the Company upon execution of the LLS Agreement. To date, the Company has received total payments from LLS of $1.0 million. In consideration for the funding to the Company under the LLS Agreement, the Company may be required in the future to make payments to LLS, contingent upon reaching certain pre-specified late-stage clinical development, regulatory and commercialization milestones and should the Company enter into certain transactions relating to STRO-001 with a third party, which payments in the aggregate could total up to a maximum of $19.5 million, assuming receipt by the Company from LLS of the entire $6.0 million in clinical development funding for STRO-001. As of June 30, 2020, no events have occurred that would require such payments to LLS. The LLS Agreement terminates upon the earlier of (a) fulfillment of all payment obligations by both parties or (b) 12 years after the effective date.  LLS may terminate the LLS Agreement at any time with 60 days’ prior written notice. Either the Company or LLS has the right to terminate the LLS Agreement based on the other party’s uncured material breach.

The Company concluded that the contingent payments were an embedded derivative and recorded a related liability of approximately $0.1 million as a part of other noncurrent liabilities as of both June 30, 2020 and December 31, 2019, with the corresponding amount recorded in the statements of operations as interest and other expense, net. The value of the embedded derivative was estimated based on the probability-adjusted and discounted value of future payments.

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

As of June 30, 2020, the Company has classified the outstanding debt balance of $25.0 million as non-current, which reflects the scheduled repayment terms under the Loan and Security Agreement.

  As of June 30, 2020 and December 31, 2019, accrued interest expense was $0.2 million and $0.4 million, respectively.

During the three and six months ended June 30, 2020, the Company recorded interest expense related to loans outstanding of $0.6 million and $1.0 million, respectively, with average interest rates of 8.07% and 8.08%, respectively, and interest related to the accretion of debt discount of $0.1 million and $0.2 million, respectively.  During the three and six months ended June 30, 2019, the Company recorded interest expense related to loans outstanding of $0.3 million and $0.6 million, respectively, with average interest rates of 8.87% and 8.88%, respectively, and interest related to the accretion of debt discount of $85,000 and $175,000, respectively.

7. Related-Party Transactions

Upon the Company’s public offering on May 14, 2020, Merck’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting May 14, 2020, the Company ceased to reflect balances and transactions associated with Merck as being with a related party in its financial statements. Transactions with Merck for the three months and six months ended June 30, 2020 and June 30, 2019 are described in Note 5.

As discussed in Note 1, Vaxcyte closed its IPO of its common stock on June 16, 2020, resulting in the Company’s ownership of Vaxcyte’s outstanding equity interest to less than 4.0%. As a result, starting on June 16, 2020, the Company ceased to reflect any balances and transactions associated with Vaxcyte being a related party on its financial statements.  Transactions with Vaxcyte for the three months and six months ended June 30, 2020 and 2019 are described in Note 5.

8. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company had reserved common stock, on an if-converted basis, for issuance as follows:

	June 30,	December 31,
	2020	2019
Common stock options issued and outstanding	5,309,239	3,872,664
Restricted common stock units issued and outstanding	774,991	335,799
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	1,970,938	2,750,416
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	483,066	326,542
Warrants to purchase common stock	153,070	71,813
Total	8,691,304	7,357,234

Preferred Stock

Effective October 30, 2018, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of June 30, 2020 and December 31, 2019.

Warrants

During the period from 2008 to 2012, the Company issued various warrants for the purchase of redeemable convertible preferred stock in connection with debt financings and the issuance of redeemable convertible preferred stock.

In August 2017, the Company issued warrants to Oxford and SVB to purchase an aggregate of 682,230 shares of Series D-2 redeemable convertible preferred stock at an exercise price of $0.6596 per share in connection with the issuance of the August 2017 Loan. If there was a subsequent convertible preferred stock or other senior equity securities financing with a per share price less than the Series D-2 redeemable convertible preferred per share price, then the warrant would automatically convert to a warrant to purchase such class of shares, based on the per share price of such equity. Given that the price per share of the Series E redeemable convertible preferred stock was less than the price per share of the Series D-2 redeemable convertible preferred stock, the 2017 Warrant converted into a warrant to purchase a total of 1,682,871 shares of Series E redeemable convertible preferred stock at an exercise price of $0.2674 per share. The warrant is exercisable from the original date of issuance and has a 10-year term.

The Company adjusted the warrant liability for changes in fair value until the completion of its IPO on October 1, 2018, at which time certain convertible preferred stock warrants were converted into warrants for the purchase of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital and others expired.  On October 1, 2018, 1,232,220 shares of the Series C redeemable convertible preferred warrants were canceled, and the remaining 687,928 shares were converted on a 1-for-0.0370 basis to warrants to purchase 25,454 shares of common stock. All Series E redeemable convertible preferred warrants were converted on a 1-for-0.0275 basis to warrants to purchase 46,359 shares of common stock.

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

9. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 1,154,948 shares on January 1, 2020.  As of June 30, 2020, the Company had 1,970,938 shares available for grant under the 2018 Plan.

The following table summarizes option activity under the Company’s 2004 Plan and 2018 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2019	3,872,664	$12.89	7.88	$2,119
Granted	1,496,806	$8.88
Exercised	(14,194)	$4.50
Canceled and forfeited	(46,037)	$10.58
Stock options outstanding at June 30, 2020	5,309,239	$11.80	8.03	$1,286
Stock options exercisable at June 30, 2020	2,226,316	$12.53	6.74	$630

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three and six months ended June 30, 2020, the aggregate intrinsic value of stock options exercised was $5,000 and $81,000, respectively, determined at the date of the option exercise.  For the three and six months ended June 30, 2019, the aggregate intrinsic value of stock options exercised was $9,000 and $55,000, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

Six Months Ended
June 30,
	2020	2019
Expected term (in years)	2.84-7.01	5.03-7.01
Expected volatility	73.15%-83.96%	72.89%-74.89%
Risk-free interest rate	0.16%-1.62%	1.85%-2.55%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three and six months ended June 30, 2020 was $5.60 and $5.03 per share, respectively, and during the three and six months ended June 30, 2019 was $6.79 and $6.97 per share, respectively.

Restricted Stock Units

During the six months ended June 30, 2020, the Company granted 497,250 shares of restricted common stock units, or RSUs, to certain employees. These RSUs will become fully vested over four years in May 2024.

A summary of the status and activity of non-vested RSUs at June 30, 2020 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2019	335,799	$13.49
Granted	497,250	$8.19
Vested and released	(41,300)	$11.44
Canceled and forfeited	(16,758)	$9.64
Non-vested June 30, 2020	774,991	$10.28

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the six months ended June 30, 2020, the fair value of ESPP shares was estimated using the following assumptions:

	Six Months Ended
	June 30,
	2020	2019
Expected term (in years)	0.5	0.5
Expected volatility	63.04%	74.41%
Risk-free interest rate	1.92%	2.09%
Expected dividend	–	–

As of June 30, 2020, 206,404 shares had been purchased and 483,066 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development expense:
Stock options	$340	$246	$584	$474
Restricted stock units	243	196	407	303
ESPP	113	-	220	76
Subtotal	696	442	1,211	853
General and administrative expense:
Stock options	1,756	1,654	3,458	3,154
Restricted stock units	528	367	989	714
ESPP	31	-	60	28
Subtotal	2,315	2,021	4,507	3,896
Total	$3,011	$2,463	$5,718	$4,749

As of June 30, 2020, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $20.1 million and $6.2 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years and 2.8 years, respectively. As of June 30, 2020, there is $0.1 million of unrecognized stock-based compensation expense related to the ESPP.  As of June 30, 2019, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $21.4 million and $1.5 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.1 years and 2.4 years, respectively. As of June 30, 2019, there is no unrecognized stock-based compensation expense related to the ESPP.

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the three and six months ended June 30, 2020 and 2019 was immaterial.

Call Option Plan

In February 2017, the Company adopted a Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of Vaxcyte.  As of June 30, 2020, the Company has reserved 266,740 shares of Vaxcyte common stock for issuance under the program, under which call options covering 248,960 and 17,780 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vest 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

The call options were measured at fair value on grant date and at each reporting period prior to their vesting, with cost recognized over the requisite service period as compensation cost. Any changes in the fair value subsequent to the vesting date are recognized in interest and other expense, net in the statements of operations.  Call options covering 248,960 and 17,780 shares have been granted with an exercise price of $1.28 per share and $2.04 per share, respectively.

A summary of the status of the call options at June 30, 2020 and at December 31, 2019 is as follows:

	June 30,	December 31,
	2020	2019
	Shares	Shares
Options vested and exercised	191,165	191,165
Options vested and outstanding	66,685	-
Options unvested and outstanding	8,890	75,475
Total options granted	266,740	266,640

The amounts recognized as compensation expense related to the Call Option Plan for the three and six months ended June 30, 2020 were $64,000 and $68,000, respectively. The amounts recognized as compensation expense related to the Call Option Plan for the three and six months ended June 30, 2019 were $17,000 and $35,000, respectively.

The amounts recognized as other expense related to the remeasurement of the vested call options for the three and six months ended June 30, 2020 were $1.8 million and $2.0 million, respectively.  The amounts recognized as other expense related to the remeasurement of the vested call options for the three and six months ended June 30, 2019 were $3,000 and 7,000, respectively.  As of June 30, 2020 and December 31, 2019, liability attributable to the Call Option Plan was $2.1 million and $76,000, respectively.

10. Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss), basic and diluted	$29,872	$(13,793)	$10,277	$(28,043)
Denominator:
Weighted-average shares used to compute basic EPS	29,900,913	22,926,390	26,510,873	22,895,902
Dilutive effect of common stock options	1,020,799	–	1,124,799	–
Dilutive effect of restricted stock units	774,991	–	774,991	–
Dilutive effect of warrants to purchase common stock	81,257	–	127,616	–
Weighted-average shares used to compute diluted EPS	31,777,960	22,926,390	28,538,279	22,895,902
Net income (loss) earnings per share:
Basic	$1.00	$(0.60)	$0.39	$(1.22)
Diluted	$0.94	$(0.60)	$0.36	$(1.22)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended June 30, 2019, because including them would have been antidilutive:

As of June 30,
2019
Common stock options issued and outstanding	3,903,653
Restricted stock units issued and outstanding	458,190
Warrants to purchase common stock	71,813
Total	4,433,656

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with Celgene (now BMS), Merck and EMD Serono, the issuance and sale of redeemable convertible preferred stock, our public offerings of common stock and debt proceeds.

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $35.6 million and net income of $10.3 million, due principally to an unrealized gain of $48.9 million related to our holdings of Vaxcyte common stock, for the six months ended June 30, 2020, and net loss of $28.0 million for the six months ended June 30, 2019. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of June 30, 2020, we had an accumulated deficit of $185.5 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing and research and development facilities and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

We currently plan to report additional safety and initial efficacy data for STRO-002 in the second half of 2020 and to begin the dose expansion phase of the Phase 1 clinical study in the second half of 2020. We are continuing to actively explore optimal dose levels as we seek to determine the recommended dose for expansion cohorts.

May 2020 Public Offering

On May 14, 2020, we closed a public offering of 12,650,000 shares of our common stock at a public offering price of $7.75 per share, which included the exercise in full of the underwriters’ option to purchase 1,650,000 shares of common stock. Our net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses, was approximately $91.4 million.

Vaxcyte Equity Ownership

In June 2020, Vaxcyte, Inc. (“Vaxcyte”), formerly known as SutroVax, Inc., closed an initial public offering of its common stock at a price per share of $16.00. As of June 30, 2020, we held 1,634,005 shares of Vaxcyte common stock, with a estimated fair value of $49.1 million, which are subject to a lock-up agreement that expires in December 2020.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our collaboration partners, suppliers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we may experience more pronounced disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. . With respect to our clinical trials, we have experienced very minor delays in enrollment and occasional delays in data entry by trial sites, but overall enrollment and treatment remains on track. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Financial Operations Overview

Revenue

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Celgene (now BMS), Merck and EMD Serono, and to a lesser extent, from manufacturing, supply and services and products we provide to Celgene, Vaxcyte and EMD Serono.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$4,423	$4,473	$8,976	$8,918
Process and product development	2,604	2,161	5,264	4,582
Manufacturing	5,821	5,822	11,362	10,722
Clinical development	646	528	1,158	958
Total internal costs	13,494	12,984	26,760	25,180
External Program Costs:
Research and drug discovery	328	206	583	431
Toxicology and translational science	292	487	611	967
Process and product development	108	78	166	167
Manufacturing	1,456	1,203	3,799	2,116
Clinical development	1,565	1,185	2,943	2,462
Total external program costs	3,749	3,159	8,102	6,143
Total research and development expenses	$17,243	$16,143	$34,862	$31,323

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

Unrealized Gain on Equity Securities

Unrealized gain on equity securities consists of the remeasurement of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs. Additionally, the Company identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment. Other income (expense) in the three months ended June 30, 2020 and June 30, 2019 includes changes in values attributable to the arrangement with the Leukemia & Lymphoma Society, Inc. and the Call Option Plan.

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended
	June 30,
	2020	2019	Change	Change (%)
	(in thousands)
Revenue	$9,469	$10,525	$(1,056)	(10)%
Operating expenses
Research and development	17,243	16,143	1,100	7%
General administrative	8,643	8,067	576	7%
Total operating expenses	25,886	24,210	1,676	7%
Loss from operations	(16,417)	(13,685)	(2,732)	20%
Interest income	384	1,124	(740)	(66)%
Unrealized gain on equity securities	48,860	-	48,860	*
Interest and other expense, net	(2,955)	(1,232)	(1,723)	140%
Net income (loss)	$29,872	$(13,793)	$43,665	*

* Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended
	June 30,
	2020	2019	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company ("BMS") (1)	$1,509	$1,670	$(161)	(10)%
Merck Sharp & Dohme Corporation (“Merck”) (2)	$7,005	$5,497	$1,508	27%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$855	3,358	(2,503)	(75)%
Vaxcyte (3)	$100	-	100	*
Total revenue	$9,469	$10,525	$(1,056)	(10)%
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.
(2)	Merck was a related party until the closing of the Company’s public offering on May 14, 2020.
(3)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

* Percentage not meaningful

Total revenue decreased by $1.1 million, or 10%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  This was due primarily to a $2.5 million decrease in revenue from EMD Serono, of which $1.4 million was due to the completion in May 2019 of recognition of the transaction price under the EMD Serono Agreement, and a decrease of $1.1 million under the supply agreement.  A $1.8 million increase under the 2018 Merck Agreement was partially offset by a decrease of $0.3 million from the financing component associated with the upfront payment. Additionally, there was a $0.2 million decrease from Celgene for contract research and manufacturing activities supporting clinical trial supply, and a $0.1 million increase in revenues from Vaxcyte.

Research and Development Expense

Research and development expense increased by $1.1 million, or 7%, during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was due primarily to increases of $1.4 million in personnel-related expenses due to higher headcount, $0.5 million in consulting and outside services, and $0.3 million in facilities-related expenses, partially offset by a decrease of $1.0 million in laboratory supplies and production materials-related expenses.

General and Administrative Expense

General and administrative expense increased by $0.6 million, or 7% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  The increase was due primarily to increases of $0.8 million in personnel-related expenses due to higher headcount and $0.2 million in legal and external services, partially offset by a $0.4 million decrease in equipment-related expenses.

Interest Income

Interest income decreased by $0.7 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a decrease in the amortization of premiums on investments.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $48.9 million during the three months ended June 30, 2020, as compared to $0 for the three months ended June 30, 2019, due to a $49.1 million unrealized gain from the remeasurement of the estimated fair value of our investment in Vaxcyte common stock in June 2020, offset by a $0.2 million adjustment related to a revaluation of a prior preferred stock warrant converted to common stock.

Interest and Other Expense, Net

Interest and other expense, net changed by $1.7 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a $1.8 million increase in other expenses related to the remeasurement of the vested call options under the Call Option Plan, a $0.2 million increase in interest expense related to our outstanding debt, which was partially offset by a $0.3 million decrease in interest expense associated with a financing component related to the 2018 Merck Agreement.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
	2020	2019	Change	Change (%)
	(in thousands)
Revenue	$16,621	$19,154	$(2,533)	(13)%
Operating expenses
Research and development	34,862	31,323	3,539	11%
General administrative	17,356	15,782	1,574	10%
Total operating expenses	52,218	47,105	5,113	11%
Loss from operations	(35,597)	(27,951)	(7,646)	27%
Interest income	1,025	2,300	(1,275)	*
Unrealized gain on equity securities	48,860	-	48,860	*
Interest and other expense, net	(4,011)	(2,392)	(1,619)	68%
Net income (loss)	$10,277	$(28,043)	$38,320	*

* Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Six Months Ended
	June 30,
	2020	2019	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company ("BMS") (1)	$3,554	$3,245	$309	10%
Merck Sharp & Dohme Corporation (“Merck”) (2)	$9,782	$10,132	$(350)	(3)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$3,149	5,496	(2,347)	(43)%
Vaxcyte (3)	$136	281	(145)	(52)%
Total revenue	$16,621	$19,154	$(2,533)	(13)%
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.
(2)	Merck was a related party until the closing of the Company’s public offering on May 14, 2020.
(3)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

Total revenue decreased by $2.5 million, or 13%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This was primarily due to a net decrease of $2.3 million in EMD Serono revenue which reflects a $3.1 million decrease due to the completion in May 2019 of recognition of the transaction price under the EMD Serono Agreement, partially offset by an increase of $0.8 million under the supply agreement with EMD Serono. The $0.4 million revenue decrease under the 2018 Merck Agreement consists of a $2.3 million decrease from the change in estimate related to additional resources being assigned to the first target program and a reduced number of resources on the second target program, and the cumulative catch-up in revenue as a result of the change in transaction price, offset partially by an increase of $1.9 million in ongoing performance and research and development services. Additionally, there was a $0.3 million increase from Celgene for research and development services and contract research and manufacturing activities supporting clinical trial supply, and a $0.1 million decrease in revenues from Vaxcyte.

Research and Development Expense

Research and development expense increased by $3.5 million, or 11%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was due primarily to increases of $2.4 million in personnel-related expenses due to higher headcount, $1.9 million in consulting and outside services, and $0.6 million in facilities-related expenses, partially offset by a decrease of $1.3 million in laboratory supplies and production materials-related expenses.

General and Administrative Expense

General and administrative expense increased by $1.6 million, or 10% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The increase was due primarily to increases of $1.4 million in personnel-related expenses due to higher headcount and $0.7 million in legal and external services, partially offset by a decrease of $0.2 million in travel expenses and $0.3 million in equipment-related expenses.

Interest Income

Interest income decreased by $1.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due primarily to a decrease of $0.2 million from lower average investment balances in the six months of 2020 and a $1.1 million decrease in the amortization of premiums on investments.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $48.9 million during the six months ended June 30, 2020, as compared to $0 for the six months ended June 30, 2019, due to a $49.1 million unrealized gain from the remeasurement of the estimated fair value of our investment in Vaxcyte common stock in June 2020, offset by a $0.2 million adjustment related to a revaluation of a prior preferred stock warrant converted to common stock.

Interest and Other Expense, Net

Interest and other expense, net changed by $1.6 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due primarily to a $2.0 million increase in other expenses related to the remeasurement of the vested call options under the Call Option Plan, partially offset by a $0.4 million decrease in interest expense associated with a financing component related to the 2018 Merck Agreement.

Liquidity and Capital Resources

Sources of Liquidity

May 2020 Public Offering

On May 14, 2020, we closed a public offering of 12,650,000 shares of our common stock at a public offering price of $7.75 per share, which included the exercise in full of the underwriters’ option to purchase 1,650,000 shares of common stock. Our net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $91.4 million.

Vaxcyte Equity Ownership

In June 2020, Vaxcyte closed its initial public offering of its common stock at a price per share of $16.00. As of June 30, 2020, we held 1,634,005 shares of Vaxcyte common stock, which are subject to a lock-up agreement that expires in December 2020.

The Vaxcyte common stock held by us will be measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, adjusted for a DLOM due to the lock-up agreement, with any unrealized gains and losses recorded in our statements of operations. As of June 30, 2020, the estimated fair value of the Vaxcyte common stock held by us was $49.1 million. We recognized an unrealized gain related to Vaxcyte common stock of $48.9 million for the three and six months ended June 30, 2020, of which $49.1 million was from the fair value of Vaxcyte common stock, offset by a $0.2 million adjustment related to a revaluation of a prior preferred stock warrant converted to common stock.

To date, we have incurred significant net operating losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $207.0 million, equity securities of $49.1 million, outstanding debt of $24.3 million and an accumulated deficit of $185.5 million.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(31,234)	$(35,746)
Cash used in investing activities	(15,499)	(68,885)
Cash provided by (used in) provided by financing activities	107,121	(1,277)
Increase (decrease) in cash, cash equivalents and restricted cash	$60,388	$(105,908)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2020 was $31.2 million. Our net income of $10.3 million included $48.9 million of unrealized gain on equity securities as a result of the remeasurement of our investment in Vaxcyte common stock, which was partially offset by non-cash charges of $5.7 million for stock-based compensation, $2.2 million for depreciation and amortization, $2.0 million for the remeasurement of the vested call options, and $0.3 million for financing costs related to the  public offering. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $2.9 million, comprised of a decrease of $1.5 million in accrued compensation expense primarily due to 2019 bonuses paid in 2020, a decrease of $2.5 million in accounts payable and other liabilities due to timing of payments, and a decrease of $1.6 million in our deferred revenue balance from revenue recognized under our collaboration agreements, offset partially by a $1.2 million decrease in accounts receivable from our collaborators, and a decrease of $1.5 million in prepaid expenses and other assets.

Cash used in operating activities for the six months ended June 30, 2019 was $35.7 million.  Our net loss of $28.0 million included non-cash charges of $4.7 million for stock-based compensation, $2.3 million for depreciation and amortization, and a $0.2 million loss on disposal of property and equipment, which were offset partially by a $1.3 million increase in the accretion of discount on our marketable securities and a $0.1 million reduction of a liability attributable to an agreement.  Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $13.8 million, due to a decrease in our deferred revenue balance of $8.9 million from revenue recognized under our collaboration agreements, a decrease of $2.7 million in accrued compensation expense primarily due to bonuses paid in connection with certain goal achievements, and an increase in accounts receivable of $4.0 million from higher research and development services revenues from our collaborators.  This was offset partially by a decrease in $0.4 million in prepaid expenses and other current assets, a $1.3 million increase in accounts payable due to timing of payments, and a $0.1 million increase in other liabilities.

Cash Flows from Investing Activities

Cash used in investing activities of $15.5 million for the six months ended June 30, 2020 was primarily related to purchases of marketable securities of $91.3 million and purchases of property and equipment of $2.5 million, principally to support laboratory and manufacturing activities, offset partially by maturities and sales of marketable securities of $78.0 million.

Cash used in investing activities of $68.9 million for the six months ended June 30, 2019 was primarily related to purchases of marketable securities of $147.4 million and purchases of property and equipment of $0.8 million, principally to support laboratory and manufacturing activities, offset partially by maturities and sales of marketable securities of $79.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $107.1 million for the six months ended June 30, 2020 was primarily related to $91.4 million of net proceeds from the issuance of common stock from our public offering, $25.0 million of gross proceeds from our debt refinancing and $0.7 million of proceeds received from participants of our employee stock purchase plan and from the exercise of common stock options, partially offset by a $10.0 million repayment of the August 2017 Loan.

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

Revenue Recognition

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Celgene (now BMS), Merck and EMD Serono, and to a lesser extent, from manufacturing, supply and services and products we provide to Celgene, Vaxcyte and EMD Serono.

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

Stock-Based Compensation

We recognize compensation costs related to stock-based awards granted to employees based on the estimated fair value of the awards on the date of grant.  We account for forfeitures of stock-based awards as they occur. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

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

We had cash, cash equivalents and marketable securities of $207.0 million and $133.5 million as of June 30, 2020 and December 31, 2019, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities. Additionally, we had equity securities of $49.1 million as of June 30, 2020, consisting solely of common stock of Vaxcyte, which are subject to a lockup agreement through December 2020.  Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value.  We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of June 30, 2020 and December 31, 2019, we had $24.3 million and $9.9 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.  This debt matures on March 1, 2024 and will be interest-only through March 1, 2022.  Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and has been declared by the World Health Organization to be a pandemic, impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities in whole or in part for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In response to the spread of COVID-19, we have modified operations in our executive offices with our administrative employees primarily continuing their work outside of those offices, restricted on-site research, development and manufacturing staff to only those required to execute their job responsibilities on-site for prioritized activities, limited the number and proximity of staff in any given laboratory or in our manufacturing facility (except as necessary for particular activities), and implemented multiple work place safety, social distancing and disinfection protocols.  We have also begun to experience very minor delays in enrollment and occasional delays in data entry by trial sites, but overall enrollment and treatment remains on track.

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•	Additional delays or difficulties in enrolling and retaining patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	changes in protocol-specified procedures that lead to missing data (e.g. reduced or postponed patient visits, missed lab tests and scans, patient discontinuation);
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

•

interruption of key clinical trial activities, such as clinical assessments at pre-specified timepoints during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of June 30, 2020, had an accumulated deficit of $185.5 million. For the six months ended June 30, 2020, our loss from operations was $35.6 million and our net income was $10.3 million, due principally to an unrealized gain of $48.9 million related to our holdings of Vaxcyte common stock.  For the year ended December 31, 2019, our net loss was $55.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2020, we had $207.0 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•	the costs associated with the development of our internal manufacturing and research and development facilities and processes;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•	the timing and amount of milestone and other payments we may receive under our collaboration agreements;
•	our ability to maintain our current licenses and research and development programs and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•	the costs of manufacturing our product candidates and those of our collaborators using our proprietary XpressCF® Platform;
•	the cost and timing of regulatory approvals;

•	the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

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

In our STRO-001 Phase 1 trial, most adverse events observed as of November 2019 have been grade 1 or 2 (58%) with the most common grade 1-2 treatment emergent adverse events of fatigue, chills, pyrexia, cough, nausea, headache and infusion reaction occurring in ≥ 20% of patients. Two dose limiting toxicities were observed, one grade 3 and one grade 5 thromboembolic event. The thromboembolic events were in patients with very bulky disease and other pre-existing factors for thrombosis and the trial protocol was amended to screen for, and treat, pre-existing thromboembolism/thrombotic events, and since the amendment, no additional thromboembolic events have been observed.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene, now BMS, was advancing four preclinical collaboration programs, one of which is an ADC targeting B-cell maturation antigen (CC-99712), or BCMA, for the treatment of multiple myeloma. BMS has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA cleared the IND application and a Phase 1 clinical trial has commenced enrolling patients. In 2019, Celgene, now BMS, decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene did not pay us the $12.5 million option maintenance fee due on IND clearance for the first collaboration program described above. Additionally, while BMS has ex-U.S. rights to three additional collaboration programs, if certain program milestones are not achieved by September 26, 2020, the ex-U.S. rights to those collaboration programs will automatically revert to us at no cost to us. Our collaborator EMD Serono has recently announced that it is planning to advance a collaboration program, M1231, a MUC1-EGFR bispecific ADC, into Phase 1 clinical development in Q1 2021. EMD Serono has worldwide rights to M1231 and sole discretion in the clinical development and commercialization of this product. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations, or the collaborator terminates the collaboration. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership, without regard to the merits of the challenge, and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets due to an inability to successfully integrate them with our existing technologies and may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate.  For example, if we use a diagnostic test to determine which patients are most likely to benefit from STRO-001 for the treatment of multiple myeloma and non-Hodgkin lymphoma by designing our pivotal trial or trials of STRO-001 in that indication to require that clinical trial patients have elevated CD74 expression as a criterion for enrollment, then we will likely be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of STRO-001, to test for elevated CD74 expression; we may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic. Similarly, as we are developing STRO-002 for a potential indication in patients with elevated FolRα expression levels, we may be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of STRO-002, to test for elevated FolRα expression. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We recently entered into an agreement to develop diagnostic assays suitable for use as a companion diagnostic for STRO-002. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization. In addition, our partner BMS may be required to develop and obtain regulatory clearance for a companion diagnostic to assess BCMA expression in patients in connection with their development of CC-99712.  Similarly, our partner EMD Serono may be required to develop and obtain regulatory clearance for companion diagnostics to assess MUC1 and EGFR expression in patients in connection with their development of M1231.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® Platform, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as Amgen, AstraZeneca PLC, BMS, Gilead Sciences, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd, Sanofi S.A, and companies focused on ADCs, such as Pfizer, Inc., GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, Genmab A/S, ImmunoGen, Inc., Seattle Genetics, Inc., Genentech, Inc., Immunomedics, Inc., and ADC Therapeutics SA, Mersana Therapeutics, Inc., MacroGenics.Inc., as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from monoclonal antibodies such as Genentech’s Herceptin; ADCs, such as Genentech’s Kadcyla; to immune checkpoint inhibitors such as BMS’s Opdivo; to T cell-engager immunotherapies such as Amgen, Inc.’s Blincyto; and to CAR-T cell therapies such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell-based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation, immunomodulating agents, and monoclonal antibodies. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive, or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel, including William J. Newell, our chief executive officer, Edward Albini, our chief financial officer, Trevor J. Hallam, Ph.D., our chief scientific officer, Arturo Molina, M.D., our chief medical officer and Shabbir T. Anik, Ph.D., our chief technical operations officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and XpressCF® Platform technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations.

As of June 30, 2020, we had 177 full-time employees.  As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets, for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and do not receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in recent Executive Orders, several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Current and future presidential budget proposals and future legislation may contain further drug price control measures that could be enacted. Congress and current and future U.S. presidential administrations may continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If such pricing controls are enacted and are set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

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

The Loan and Security Agreement is secured by a lien covering all of our assets, excluding our intellectual property. Subject to the terms of the Loan and Security Agreement, we have the option to prepay all, but not less than all, of the amounts borrowed under the Loan and Security Agreement, subject to certain penalty payments, prior to the March 1, 2024 maturity date, at which time all amounts borrowed will be due and payable.

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

Our investment in Vaxcyte is subject to risk

As of June 30, 2020, we held Vaxcyte common stock with a fair value of $49.1 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic.  Further, our holdings in Vaxcyte are subject to a lockup agreement pursuant to which we have agreed not to sell such securities until 180 days following Vaxcyte’s initial public offering, subject to certain exemptions.

Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this new accounting standard as of January 1, 2019. Any difficulties in implementing this guidance could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Additionally, the implementation of this guidance or a change in other principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change.  Furthermore, we have adopted Topic 606 through the modified retrospective method. This will impact the comparability of our financial results, which might lead investors to draw incorrect conclusions that could harm investor interest in holding or purchasing our equity.

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

Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRBs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board for such trial, or placed on clinical hold by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or therapeutic biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences could materially and adversely affect our business, financial condition, results of operations and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. To commercialize any product candidates after approval, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

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

In addition, our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Furthermore, our amended and restated bylaws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). While the Supreme Court of the State of Delaware has held that such provisions are facially valid under Delaware law, there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case; application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the specified courts could face additional litigation costs in pursuing any such claim. The specified courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find these provisions of our governance documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: August 5, 2020	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: August 5, 2020	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer