Form 10-Q
period 2020-09-30
SUTRO BIOPHARMA, INC.
filed 2020-11-05
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 38,604,176 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,370	$4,960
Marketable securities	137,990	112,904
Investment in equity securities	78,872	—
Accounts receivable (including amounts from related parties of $0 and $1,050 as of September 30, 2020 and December 31, 2019, respectively)	7,483	6,298
Prepaid expenses and other current assets	3,583	4,406
Total current assets	292,298	128,568
Property and equipment, net	11,945	9,633
Marketable securities, non-current	—	15,609
Other non-current assets	2,122	2,545
Restricted cash	872	15
Total assets	$307,237	$156,370
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,879	$5,584
Accrued compensation	5,890	6,017
Deferred revenue—current	15,703	19,465
Debt—current	—	1,000
Other current liabilities	3,438	901
Total current liabilities	29,910	32,967
Deferred revenue, non-current	8,366	16,195
Deferred rent	280	409
Debt—non-current	24,411	8,876
Other noncurrent liabilities	151	134
Total liabilities	63,118	58,581
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 38,092,978 and 23,098,969 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	38	23
Additional paid-in-capital	412,173	293,346
Accumulated other comprehensive income	237	165
Accumulated deficit	(168,329)	(195,745)
Total stockholders’ equity	244,119	97,789
Total Liabilities and Stockholders’ Equity	$307,237	$156,370

See accompanying notes to unaudited interim condensed financial statements.

i

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues (including amounts from related parties of $0 and $2,813 during the three and nine months ended September 30, 2020, respectively, and $6,274 and $16,687 during the three and nine months ended September 30, 2019, respectively) (1)	$17,823	$12,277	$34,444	$31,431
Operating expenses
Research and development	19,361	16,897	54,223	48,220
General and administrative	9,079	8,115	26,435	23,897
Total operating expenses	28,440	25,012	80,658	72,117
Loss from operations	(10,617)	(12,735)	(46,214)	(40,686)
Interest income	295	964	1,320	3,264
Unrealized gain on equity securities	29,778	—	78,638	—
Interest and other expense, net	(2,317)	(1,141)	(6,328)	(3,533)
Net income (loss)	$17,139	$(12,912)	$27,416	$(40,955)
Net income (loss) per share, basic	$0.46	$(0.56)	$0.91	$(1.79)
Net income (loss) per share, diluted	$0.45	$(0.56)	$0.90	$(1.79)

(1)

Includes $0 and $2.8 million, respectively, for the three months and nine months ended September 30, 2020 of related party revenue from Merck. Merck was a related party until the closing of the Company’s public offering on May 14, 2020.

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$17,139	$(12,912)	$27,416	$(40,955)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(161)	10	72	270
Comprehensive income (loss)	$16,978	$(12,902)	$27,488	$(40,685)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	—	$—	23,098,969	$23	$293,346	$165	$(195,745)	$97,789
Exercise of common stock options	—	—	12,937	—	56	—	—	56
Issuance of common stock under Employee Stock Purchase Plan	—	—	74,465	—	646	—	—	646
Vesting of restricted stock units	—	—	41,050	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,707	—	—	2,707
Issuance of common stock warrants in connection with debt refinancing	—	—	—	—	619	—	—	619
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	(19,595)	(19,595)
Balances at March 31, 2020	—	—	23,227,421	23	297,374	28	(215,340)	82,085
Exercise of common stock options	—	—	1,257	—	8	—	—	8
Vesting of restricted stock units	—	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,011	—	—	3,011
Issuance of common stock in connection with public offering, net of issuance costs of $6,626	—	—	12,650,000	13	91,398	—	—	91,411
Net unrealized gain on available-for- sale securities	—	—	—	—	—	370	—	370
Net income	—	—	—	—	—	—	29,872	29,872
Balances at June 30, 2020	—	$—	35,878,928	$36	$391,791	$398	$(185,468)	$206,757
Exercise of common stock options	—	—	12,308	—	108	—	—	108
Issuance of common stock under Employee Stock Purchase Plan	—	—	121,527	—	639	—	—	639
Vesting of restricted stock units	—	—	110,676	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	—	—	(30,461)	—	(314)	—	—	(314)
Stock-based compensation expense	—	—	—	—	3,112	—	—	3,112
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $561	—	—	2,000,000	2	16,837	—	—	16,839
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(161)	—	(161)
Net income	—	—	—	—	—	—	17,139	17,139
Balances at September 30, 2020	—	$—	38,092,978	$38	$412,173	$237	$(168,329)	$244,119

						Accumulated
					Additional	Other			Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss		Deficit	Equity
Balances at December 31, 2018	—	$—	22,848,184	$23	$281,891	$(47)		$(150,328)	$131,539
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	—	—	—		10,327	10,327
Exercise of common stock options	—	—	8,347	—	42	—		—	42
Issuance of common stock under Employee Stock Purchase Plan	—	—	68,910	—	671	—		—	671
Stock-based compensation expense	—	—	—	—	2,286	—		—	2,286
Net unrealized gain on available-for- sale securities	—	—	—	—	—	103		—	103
Net loss	—	—	—	—	—	-		(14,250)	(14,250)
Balances at March 31, 2019	—	—	22,925,441	$23	$284,890	$56		$(154,251)	$130,718
Exercise of common stock options	—	—	1,762	—	10	—		—	10
Stock-based compensation expense	—	—	—	—	2,463	—		—	2,463
Net unrealized gain on available-for- sale securities	—	—	—	—	—	157		—	157
Net loss	—	—	—	—	—	—		(13,793)	(13,793)
Balances at June 30, 2019	—	$—	22,927,203	$23	$287,363	$213		$(168,044)	$119,555
Exercise of common stock options	—	—	16,128	—	$81	—	#	—	81
Issuance of common stock under Employee Stock Purchase Plan	—	—	63,029	—	$589	—	#	—	589
Vesting of restricted stock units	—	—	114,103	—	—	—	#	—	—
Stock transaction associated with taxes withheld on restricted stock units	—	—	(30,461)	—	(297)	—		—	(297)
Stock-based compensation expense	—	—	—	—	2,880	—		—	2,880
Net unrealized gain on available-for- sale securities	—	—	—	—	—	10		—	10
Net loss	—	—	—	—	—	—		(12,912)	(12,912)
Balances at September 30, 2019	—	$—	23,090,002	$23	$290,616	$223		$(180,956)	$109,906

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net income (loss)	$27,416	$(40,955)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,125	3,560
Amortization of premium (accretion of discount) on marketable securities	293	(1,328)
Stock-based compensation	8,830	7,629
Unrealized gain on equity securities	(78,638)	—
Remeasurement of liability awards	3,165	15
Other	558	243
Changes in operating assets and liabilities:
Accounts receivable	(1,185)	(5,042)
Prepaid expenses and other assets	823	92
Accounts payable	(716)	1,477
Accrued compensation	(127)	(1,589)
Other liabilities	(747)	(180)
Deferred rent	(129)	(42)
Deferred revenue	(11,591)	(15,747)
Net cash used in operating activities	(48,923)	(51,867)
Investing activities
Purchases of marketable securities	(113,999)	(191,717)
Maturities of marketable securities	82,300	114,076
Sales of marketable securities	22,000	20,000
Purchases of equipment and leasehold improvements	(5,504)	(1,432)
Net cash used in investing activities	(15,203)	(59,073)
Financing activities
Proceeds from sales of common stock, net of issuance costs	108,250	—
Proceeds from debt refinancing	25,000	—
Payment of debt	(10,000)	(3,500)
Proceeds from exercise of common stock options	172	133
Taxes paid related to net share settlement of restricted stock units	(314)	(297)
Proceeds from employee stock purchase plan	1,285	1,260
Net cash provided by (used in) financing activities	124,393	(2,404)
Net increase (decrease) in cash, cash equivalents and restricted cash	60,267	(113,344)
Cash, cash equivalents and restricted cash at beginning of period	4,975	125,313
Cash, cash equivalents and restricted cash at end of period	$65,242	$11,969
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,165	$898
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable	$11	$11
Embedded interest associated with program fees	$1,544	$2,477
Warrants issued to lenders	$619	$–

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

At-The-Market Sales

During the three months ended September 30, 2020, the Company sold an aggregate of 2,000,000 shares of its common stock through its At-the-Market (“ATM Facility”) pursuant to its Common Stock Sales Agreement dated October 4, 2019 with Cowen and Company, LLC, as sales agent.  The gross proceeds from these sales were approximately $17.4 million, before deducting fees of approximately $0.6 million, resulting in net proceeds of approximately $16.8 million to the Company.

May 2020 Public Offering

On May 14, 2020, the Company closed a public offering of 12,650,000 shares of its common stock at a public offering price of $7.75 per share, which included the exercise in full of the underwriters’ option to purchase 1,650,000 shares of common stock. The gross proceeds from this offering were approximately $98.0 million, before deducting approximately $6.6 million of underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $91.4 million to the Company.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2020, the Company had an accumulated deficit of $168.3 million. Management expects to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities and costs to operate as a public company.

As of September 30, 2020, the Company had unrestricted cash, cash equivalents and marketable securities of $202.4 million, which are available to fund future operations. The Company believes that its unrestricted cash, cash equivalents and marketable securities as of September 30, 2020 will be sufficient for the Company to continue for at least one year from the issuance date of its unaudited interim condensed financial statements.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers, suppliers, service providers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from such estimates or assumptions.

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2019.

Change in Estimate

In the quarter ended March 31, 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with its Exclusive Patent License and Research Collaboration Agreement (the “2018 Merck Agreement”) with Merck, which was a related party until the closing of the Company’s public offering on May 14, 2020. The 2018 Merck Agreement provides for the joint development of up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders. Under the 2018 Merck Agreement, the Company received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to the Company’s technology and the identification and preclinical research and development of two target programs. Under ASC 606, the Company identified five performance obligations under the 2018 Merck Agreement, two of which relate to the performance of services for 1) the first target program and 2) the second target program. At the inception of the 2018 Merck Agreement, the transaction price of $60.0 million was allocated among the performance obligations using the Company’s best estimate of standalone selling price (“SSP”) for each of the associated performance obligations. Revenue allocated to the first and second target programs, which totaled $47.1 million, was being recognized on a proportion of performance basis, using the full-time equivalent (“FTE”) cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program.

In March 2020, the Company adjusted revenue recognized for the first and second target programs as the parties determined additional resources should be assigned to the first target program with a reduction of resources attributed to the second target program. This resulted in a decrease in the measure of proportional performance for the first target program and an increase in the measure of proportional performance for the second target program. These adjustments collectively decreased both the Company’s revenues and net income by $0.8 million and basic and diluted net income per share by $0.03 and $0.03, respectively, for the nine months ended September 30, 2020.

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

In August 2018, the FASB issued ASU 2018-13 (Topic 820), Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, reducing certain disclosures concerning the fair value hierarchy. The guidance was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statements.

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

	September 30,
	2020	2019
	(in thousands)
Cash and cash equivalents	$64,370	$11,954
Restricted cash	872	15
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$65,242	$11,969

Investments in Equity Securities

Subsequent to the closing of the initial public offering (“IPO”) of Vaxcyte, Inc. in June 2020, the fair value of Vaxcyte’s common stock became readily determinable.  As a result, beginning June 2020, Vaxcyte common stock held by the Company is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability (DLOM), due to the lock-up agreement that expires in December 2020, with any unrealized gains and losses recorded in the Company’s statements of operations.

As of September 30, 2020, the Company held 1,634,005 shares of Vaxcyte common stock with an estimated fair value of $78.8 million. The Company recognized an unrealized gain related to Vaxcyte common stock of $29.7 million and $78.6 million for the three-month and nine-month periods ended September 30, 2020, respectively.  The unrealized gain for the nine months ended September 30, 2020 was $78.8 million from the change in estimated fair value of Vaxcyte common stock, partially offset by a $0.2 million adjustment related to a revaluation of a prior preferred stock warrant converted to common stock.  See Note 3—“Fair Value Disclosures,” Note 4 — “Cash and Marketable Securities”, and Note 8—“Related Party Transactions”.

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

The Company’s investments in equity securities are classified as Level 2 within the fair value hierarchy while subject to a lock-up agreement that expires in December 2020.  As a result of the lock up, as of September 30, 2020, the Company has applied an estimated DLOM of 2.25%, which is a Level 2 input.

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

At the inception of each agreement, the Company determines the arrangement transaction price, which includes variable consideration, based on the assessment of the probability of achievement of future milestones and contingent payments and other potential consideration. The Company also evaluates estimates of our resources, which are used as the basis of measurement for revenue to be recognized on a proportion of performance basis.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$63,893	$63,893	$–	$–
Commercial paper	40,182	–	40,182	–
Corporate debt securities	42,480	–	42,480	–
Equity securities	78,872	–	78,872	–
Asset-backed securities	8,647	–	8,647	–
U.S. government agency securities	46,681	–	46,681	–
Total	$280,755	$63,893	$216,862	$–

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$3,151	$3,151	$–	$–
Commercial paper	4,952	–	4,952	–
Corporate debt securities	69,499	–	69,499	–
Asset-backed securities	27,055	–	27,055	–
U.S. government agency securities	27,007	–	27,007	–
Total	$131,664	$3,151	$128,513	$–

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

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	September 30, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$63,893	$–	$–	$63,893
Commercial paper	40,182	–	–	40,182
Corporate debt securities	42,399	81	–	42,480
Asset-based securities	8,573	74	–	8,647
U.S. government agencies	46,599	82	–	46,681
Total	201,646	237	–	201,883
Less amounts classified as cash equivalents	(63,893)	–	–	(63,893)
Total marketable securities	$137,753	$237	$–	$137,990

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$3,151	$–	$–	$3,151
Commercial paper	4,952	–	–	4,952
Corporate debt securities	69,423	79	(3)	69,499
Asset-based securities	27,005	50	–	27,055
U.S. government agencies	26,968	39	–	27,007
Total	131,499	168	(3)	131,664
Less amounts classified as cash equivalents	(3,151)	–	–	(3,151)
Total marketable securities	$128,348	$168	$(3)	$128,513

As of September 30, 2020 and December 31, 2019, zero and $15.6 million, respectively, of marketable securities had maturities of more than one year and are classified as long-term assets.

There were zero and $4.5 million of investments in an unrealized loss position of zero and $3,000 as of September 30, 2020 and December 31, 2019, respectively. During the three and nine months ended September 30, 2020 and 2019, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based upon the Company’s impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates. Based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.  As such, the Company concluded that the unrealized losses in the investment securities were not other-than-temporary.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements with various pharmaceutical and biotechnology companies. In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Bristol Myers Squibb Company ("BMS") (1)	$7,119	$3,354	$10,673	$6,599
Merck Sharp & Dohme Corporation (“Merck”) (2)	9,055	5,488	18,837	15,620
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	1,507	2,649	4,656	8,145
Vaxcyte (3)	142	786	278	1,067
Total revenue	$17,823	$12,277	$34,444	$31,431
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.
(2)	Merck was a related party until the closing of the Company’s public offering on May 14, 2020.
(3)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the nine months ended September 30, 2020:

Nine Months Ended
September 30, 2020
(in thousands)
Deferred revenue—December 31, 2019	$35,660
Additions to deferred revenue	7,543
Recognition of revenue in current period	(19,134)
Deferred revenue—September 30, 2020	$24,069

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied, including the $5.0 million received from Merck to extend the research term of the collaboration’s first cytokine-derivative program by one year, which payment was earned in March 2020 and received in April 2020, and a $0.2 million upfront fee billed to Vaxcyte in consideration for the Company’s performance of certain development and manufacturing services, which amount may be recognized as revenue in future periods, upon completion of the earning process for such activities. The Company expects to recognize approximately $15.7 million of deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the nine months ended September 30, 2020, except as described below.

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

With respect to the remaining three collaboration programs (BCMA-CD3, PD1-LAG3 and PD1-TIM3), during the second quarter of 2019 Celgene notified the Company that it decided not to exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene was not required to pay the Company the $12.5 million option maintenance fee that would have been due upon IND clearance for the first collaboration program, as described above.  Consequently, the U.S. clinical development and commercialization rights to the other three collaboration programs remain owned by the Company, without any further option to Celgene.  Further, upon the expiration of the research term defined by the Celgene agreement, ex-U.S. clinical development and commercialization rights to these three collaboration programs reverted to the Company in the third quarter of 2020. Therefore, the Company now solely holds worldwide rights to the BCMA-CD3, PD1-LAG3, and PD1-TIM3 programs.

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

Based on its estimated SSP, relative to the total estimated SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $8.2 million, which performance obligation was satisfied as of the modification date of the Celgene Agreement, as the BCMA ADC program was the most advanced of the four collaboration programs and estimated by the Company to be the one for which Celgene would first achieve IND clearance and gain worldwide development and commercialization rights. The second and third performance obligations identified above were unsatisfied as of the modification date of the Celgene Agreement.  The Company determined the portion of the transaction price to be allocated to the JSC performance obligation was $0.2 million. Revenue related to such performance obligation will be recognized by the Company over the estimated period during which it will perform its JSC services.  The Company determined that the portion of the transaction price to be allocated to the third performance obligation, which provided Celgene with an option to acquire worldwide development and commercialization rights to a second collaboration program, was $12.3 million.  Although Celgene decided not to exercise this option, the Company still had the continuing performance obligation to provide Celgene access to the Company’s technology.  As such, the Company’s revenue related to such performance obligation was recognized over the period from August 2017 through September 2020, the estimated term of the use of the technology.

Upon the adoption of ASC 606 on January 1, 2019, the Company recorded a $4.5 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.  For the three and nine months ended September 30, 2020, the Company recognized $1.0 million and $3.0 million, respectively, of revenue associated with the Company’s ongoing performance related to partially unsatisfied performance obligations, and $0.2 million and $0.6 million, respectively, from research and development services.  For the three and nine months ended September 30, 2019, the Company recognized $1.0 million and $2.9 million, respectively, of revenue associated with the Company’s ongoing performance related to partially unsatisfied performance obligations, and $0.1 million and $0.4 million, respectively, from research and development services.

As of September 30, 2020 and December 31, 2019, there was zero and $3.0 million, respectively, of deferred revenue related to payments received by the Company under the Celgene Agreement.

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

For the three and nine months ended September 30, 2020, the Company earned $5.9 million and $7.1 million, respectively, under the 2018 Celgene Master Services Agreement. For the three and nine months ended September 30, 2019, the Company earned $2.2 million and $3.2 million, respectively, under the 2018 Celgene Master Services Agreement.

2018 Merck Agreement

In July 2018, the Company entered into the 2018 Merck Agreement with Merck to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders.

Under the 2018 Merck Agreement, the Company received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to the Company’s technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage the Company to continue these activities for a third program upon the payment of an additional amount. Under ASC 606, the Company identified the five performance obligations under the 2018 Merck Agreement as: (1) access to certain intellectual property rights;  (2) performance of services related to the first target program; (3) performance of services related to the second target program; (4)  the Company’s estimated future services on the collaboration JSC; and (5) a material right pertaining to the performance of services related to a contingent third target program upon the payment of an additional amount. The transaction price of $60.0 million was allocated among the performance obligations using the Company’s best estimate of

SSP for each of the associated performance obligations.  Based on its estimated SSP, relative to the estimated total SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $7.3 million.  It was determined that such performance obligation was satisfied as of the effective date of the 2018 Merck Agreement, and accordingly revenue associated with this performance obligation would, pursuant to ASC 606, have been recorded on the effective date of the Merck Agreement. Revenue allocated to the first and second target programs, which totaled $47.1 million, was being recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program.  As it pertains to the JSC performance obligation, the revenue allocated to such performance obligation was $0.7 million, which was being recognized as revenue on a proportion of performance basis using FTE cost as the basis, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the 2018 Merck Agreement.  The Company allocated $4.9 million of the transaction price to the material right associated with the contingent third program.  Recognition of the $4.9 million as revenue will begin upon commencement of the third program or upon the determination that the contingent third target program is no longer a performance obligation.

Additionally, under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment, and has calculated total interest expense of $7.3 million as of September 30, 2020 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as revenue over the estimated service period for the first and second target programs.

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

Also, in March 2020, Merck exercised its option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which, pursuant to the terms of the 2018 Merck Agreement, triggered a payment of $5.0 million. The $5.0 million was, in prior periods, considered to be a fully constrained variable consideration.  Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $60.0 million to $65.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the current period. Based upon the adjusted transaction price, revenue allocated to the access to intellectual property rights was $7.8 million and incremental revenue of $0.5 million was recognized in the period as this performance obligation was previously completed. Revenue allocated to the first and second target programs totaled $50.5 million, to be recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program. Incremental revenue of $1.5 million was recognized in the quarter ended March 31, 2020. The Company allocated $5.9 million of the adjusted transaction price to the material right associated with the contingent third program. No revenue for this performance obligation has been recognized and recognition of the $5.9 million as revenue will begin upon the earlier of (i) the commencement of the third program; or (ii) upon the determination that the contingent third target program is no longer a performance obligation. As it pertains to the JSC performance obligation, the incremental transaction price allocation was immaterial. As a result of the change in transaction price, the Company recorded a $2.0 million cumulative catch-up in revenue in the quarter ended March 31, 2020.

During the three and nine months ended September 30, 2020, the Company recognized revenue of $6.9 million and $13.0 million, respectively, associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, $0.4 million and $1.5 million, respectively, related to the interest component described above, and $1.7 million and $4.2 million, respectively, for FTE funding provided by Merck.  During the three and nine months ended September 30, 2019, the Company recognized revenue of $3.8 million and $10.5 million, respectively, associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, $0.8 million and $2.5 million, respectively, related to the interest component described above, and $0.9 million and $2.6 million, respectively, for FTE funding provided by Merck.

As of September 30, 2020 and December 31, 2019, there was $23.9 million and $31.9 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.

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

EMD Serono Agreements

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

For the three and nine months ended September 30, 2020, the Company earned $0.3 million and $2.6 million, respectively, from a supply agreement, $0.3 million and $1.1 million, respectively, from research and development services, and $1.0 million and $1.0 million, respectively, from a milestone payment.  For the three and nine months ended September 30, 2019, the Company earned $0.6 million and $2.1 million, respectively, from a supply agreement, $0.5 million and $2.2 million, respectively, from research and development services, and $1.5 million and $3.8 million, respectively, associated with the Company’s ongoing performance related to partially unsatisfied performance obligations.  As of September 30, 2020 and December 31, 2019, there was zero and $0.8 million, respectively, of deferred revenue related to payments received by the Company under the MDA Agreement.

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus arrangement. For the three and nine months ended September 30, 2020, the Company recognized revenue of $0.2 million and $0.3 million, respectively, under the Supply Agreement. For the three and nine months ended

September 30, 2019, the Company recognized revenue of $0.8 million and $1.1 million, respectively, under the Supply Agreement.

As the Company has a right to consideration from Vaxcyte in an amount that corresponds directly with the value of the Company’s supplied extracts and custom reagents, the Company’s supply of extracts and custom reagents in discrete unit form are recognized as revenue at the time when such supplies are shipped to Vaxcyte, in line with the “right to invoice” practical expedient in ASC 606.

The Company has not received any returns to date and believes that returns of its products will continue to be minimal. As such, the Company does not record any reserve for the returns but will continue to evaluate the need for a reserve each reporting period.

The Leukemia & Lymphoma Society, Inc.

In August 2018, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with The Leukemia & Lymphoma Society (“LLS”), under which LLS has agreed to contribute up to $6.0 million in clinical development funding for STRO-001, the Company’s CD74-targeting ADC to treat relapsed and/or refractory multiple myeloma and non-Hodgkin lymphoma. The funding will be provided in installments based upon the achievement of funding milestones, with any excess funding above actual expenditures refundable to LLS. The initial payment of $0.5 million was received by the Company upon execution of the LLS Agreement. To date, the Company has received total payments from LLS of $1.0 million. In consideration for the funding to the Company under the LLS Agreement, the Company may be required in the future to make payments to LLS, contingent upon reaching certain pre-specified late-stage clinical development, regulatory and commercialization milestones and should the Company enter into certain transactions relating to STRO-001 with a third party, which payments in the aggregate could total up to a maximum of $19.5 million, assuming receipt by the Company from LLS of the entire $6.0 million in clinical development funding for STRO-001. As of September 30, 2020, no events have occurred that would require such payments to LLS. The LLS Agreement terminates upon the earlier of (a) fulfillment of all payment obligations by both parties or (b) 12 years after the effective date.  LLS may terminate the LLS Agreement at any time with 60 days’ prior written notice. Either the Company or LLS has the right to terminate the LLS Agreement based on the other party’s uncured material breach.

The Company concluded that the contingent payments were an embedded derivative and recorded a related liability of approximately $0.2 million and $0.1 million, respectively, as a part of other noncurrent liabilities as of September 30, 2020 and December 31, 2019, with the corresponding change in estimated fair value recorded in the statements of operations as interest and other expense, net. The value of the embedded derivative was estimated based on the probability-adjusted and discounted value of future payments.

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

Under the terms of the Loan and Security Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $5.0 million (the “Term B Loan” and together with the Term A Loan, the “Term Loans”) upon the Company’s closing of a new collaboration agreement that includes an upfront payment of at least $50.0 million to the Company, as determined by Oxford in its sole and absolute discretion (the “Term B Milestone Event”). The Company may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone Event and ending on the earliest of (i) December 31, 2020, (ii) the thirtieth (30th) day following the occurrence of the Term B Milestone Event, and (iii) the occurrence of an event of default by the Company.

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

As of September 30, 2020, the Company has classified the outstanding debt balance of $25.0 million as non-current, which reflects the scheduled repayment terms under the Loan and Security Agreement.

  As of September 30, 2020 and December 31, 2019, accrued interest expense was $0.2 million and $0.4 million, respectively.

During the three and nine months ended September 30, 2020, the Company recorded interest expense related to loans outstanding of $0.7 million and $1.7 million, respectively, with average interest rates of 8.07% and 8.08%, respectively, and interest related to the accretion of debt discount of $0.1 million and $0.3 million, respectively.  During the three and nine months ended September 30, 2019, the Company recorded interest expense related to loans outstanding of $0.3 million and $0.9 million, respectively, with average interest rates of 8.64% and 8.80%, respectively, and interest related to the accretion of debt discount of $79,000 and $254,000, respectively.

7. Commitments and Contingencies

September 2020 Sublease Agreement

On September 3, 2020, the Company entered into a sublease agreement (the “Sublease”) with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, located in South San Francisco, California (the “Premises”). The Company expects to use the Premises as its new corporate headquarters and in which to conduct (or expand) research and development activities. The commencement date for the first 85,755 square feet of the Premises (“Initial Premises”) is expected to be mid-2021 at which time the Company will occupy the space and commence making monthly payments under the Sublease.  The Company will be provided early access to the Sublease space commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work, which the Company expects will result in it recording rent expense prior to space occupancy and making actual lease payments.  The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The commencement date for the remaining 29,711 square feet of the Premises (the “Expansion Premises”) is expected to be 24 months following the commencement date on the Initial Premises, although the Company has  the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. Assuming a commencement date on the Initial Premises of April 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $47.7 million, excluding the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by Sublessor for months 7 – 18 of the Sublease period, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods.  Additionally, the Company posted a security deposit in the form of a bank standby letter of credit, which is reflected as restricted cash in non-current assets on the Company’s balance sheet as of September 30, 2020.

As of September 30, 2020, the Company’s future minimum payments (excluding potential financial benefit to the Company of base rent abatement, as noted above) under the noncancelable operating sublease are as follows:

Year Ending December 31,	Amount
(in thousands)
2020	$-
2021	3,820
2022	5,228
2023	6,828
2024	7,540
Thereafter	24,241
Total future minimum sublease payments	$47,657

8. Related-Party Transactions

Upon the Company’s public offering on May 14, 2020, Merck’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting May 14, 2020, the Company ceased to reflect balances and transactions associated with Merck as being with a related party in its financial statements. Transactions with Merck for the three months and nine months ended September 30, 2020 and September 30, 2019 are described in Note 5.

As discussed in Note 2, Vaxcyte closed its IPO of its common stock on June 16, 2020, resulting in the Company’s ownership of Vaxcyte’s outstanding equity interest being less than 4.0%. As a result, starting on June 16, 2020, the Company ceased to reflect any balances and transactions associated with Vaxcyte being a related party in its financial statements.  Transactions with Vaxcyte for the three months and nine months ended September 30, 2020 and 2019 are described in Note 5.

9. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	September 30,	December 31,
	2020	2019
Common stock options issued and outstanding	5,388,251	3,872,664
Restricted common stock units issued and outstanding	652,175	335,799
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	1,918,224	2,750,416
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	361,539	326,542
Warrants to purchase common stock	153,070	71,813
Total	8,473,259	7,357,234

Preferred Stock

As of September 30, 2020 and December 31, 2019, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2020 and December 31, 2019.

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

10. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 1,154,948 shares on January 1, 2020.  As of September 30, 2020, the Company had 1,918,224 shares available for grant under the 2018 Plan.

The following table summarizes option activity under the Company’s 2004 Plan and 2018 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2019	3,872,664	$12.89	7.88	$2,119
Granted	1,655,078	$8.96
Exercised	(26,502)	$6.49
Canceled and forfeited	(112,989)	$10.45
Stock options outstanding at September 30, 2020	5,388,251	$11.77	7.82	$3,425
Stock options exercisable at September 30, 2020	2,482,870	$12.48	6.69	$1,389

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three and nine months ended September 30, 2020, the aggregate intrinsic value of stock options exercised was $48,000 and $129,000, respectively, determined at the date of the option exercise.  For the three and nine months ended September 30, 2019, the aggregate intrinsic value of stock options exercised was $63,000 and $119,000, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

Nine Months Ended
September 30,
	2020	2019
Expected term (in years)	5.06-7.01	5.07-7.01
Expected volatility	73.15%-84.24%	72.89%-74.89%
Risk-free interest rate	0.16%-1.62%	1.42%-2.55%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three and nine months ended September 30, 2020 was $5.69 and $5.09 per share, respectively, and during the three and nine months ended September 30, 2019 was $4.88 and $6.74 per share, respectively.

Restricted Stock Units

During the nine months ended September 30, 2020, the Company granted 505,250 shares of restricted common stock units, or RSUs, to certain employees. These RSUs will become fully vested over four years in August 2024.

A summary of the status and activity of non-vested RSUs at September 30, 2020 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2019	335,799	$13.49
Granted	505,250	$8.21
Vested and released	(151,976)	$14.03
Canceled and forfeited	(36,898)	$9.10
Non-vested September 30, 2020	652,175	$9.52

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the nine months ended September 30, 2020, the fair value of ESPP shares was estimated using the following assumptions:

	Nine Months Ended
	September 30,
	2020	2019
Expected term (in years)	0.5	0.5
Expected volatility	94.10%	63.04%
Risk-free interest rate	0.38%	1.92%
Expected dividend	–	–

As of September 30, 2020, 327,931 shares had been purchased and 361,539 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development expense:
Stock options	$403	$259	$987	$732
Restricted stock units	210	190	617	493
ESPP	148	218	368	295
Subtotal	761	667	1,972	1,520
General and administrative expense:
Stock options	1,799	1,766	5,257	4,920
Restricted stock units	532	381	1,521	1,095
ESPP	20	66	80	94
Subtotal	2,351	2,213	6,858	6,109
Total	$3,112	$2,880	$8,830	$7,629

As of September 30, 2020, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $18.5 million and $5.4 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years and 2.7 years, respectively. As of September 30, 2020, there is $0.3 million of unrecognized stock-based compensation expense related to the ESPP.

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the three and nine months ended September 30, 2020 and 2019 was immaterial.

Call Option Plan

In February 2017, the Company adopted a Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of Vaxcyte.  As of September 30, 2020, the Company has reserved 266,724 shares of Vaxcyte common stock for issuance under the program, under which call options covering 248,944 and 17,780 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vest 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

The call options were measured at fair value on grant date and at each reporting period prior to their vesting, with cost recognized over the requisite service period as compensation cost. Any changes in the fair value subsequent to the vesting date are recognized in interest and other expense, net in the statements of operations.  Call options covering 248,944 and 17,780 shares have been granted with an exercise price of $1.28 per share and $2.04 per share, respectively.

A summary of the status of the call options at September 30, 2020 and at December 31, 2019 is as follows:

	September 30,	December 31,
	2020	2019
	Shares	Shares
Options vested and exercised	191,153	191,153
Options vested and outstanding	66,681	-
Options unvested and outstanding	8,890	75,571
Total options granted	266,724	266,724

The amounts recognized as compensation expense related to the Call Option Plan for the three and nine months ended September 30, 2020 were $90,000 and $158,000, respectively. The amounts recognized as compensation expense related to the Call Option Plan for the three and nine months ended September 30, 2019 were $24,000 and $59,000, respectively.

The amounts recognized as other expense related to the remeasurement of the vested call options for the three and nine months ended September 30, 2020 were $1.1 million and $3.1 million, respectively.  The amounts recognized as other expense related to the remeasurement of the vested call options for the three and nine months ended September 30, 2019 were not material.  As of September 30, 2020 and December 31, 2019, the liability attributable to the Call Option Plan was $3.4 million and $76,000, respectively.

11. Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss), basic and diluted	$17,139	$(12,912)	$27,416	$(40,955)
Denominator:
Weighted-average shares used to compute basic EPS	36,887,266	22,946,989	29,994,917	22,913,118
Dilutive effect of common stock options	828,623	–	228,557	–
Dilutive effect of restricted stock units	159,788	–	120,649	–
Dilutive effect of warrants to purchase common stock	1,875	–	5,733	–
Weighted-average shares used to compute diluted EPS	37,877,552	22,946,989	30,349,856	22,913,118
Net income (loss) earnings per share:
Basic	$0.46	$(0.56)	$0.91	$(1.79)
Diluted	$0.45	$(0.56)	$0.90	$(1.79)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the period ended September 30, 2019, because including them would have been antidilutive:

As of September 30,
2019
Common stock options issued and outstanding	3,977,783
Restricted stock units issued and outstanding	340,687
Warrants to purchase common stock	71,813
Total	4,390,283

12. Subsequent Events

The Company has evaluated all events occurring through November 4, 2020, the date on which the condensed financial statements were issued, during which time nothing has occurred outside the normal course of business operations that would require disclosure other than the event disclosed below.

From October 1, 2020 through November 4, 2020, the Company sold an aggregate of 500,000 shares of its common stock through its ATM Facility.  The net proceeds to the Company from these sales after deducting fees was approximately $5.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.  These forward-looking statements may include, but are not limited to, statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, our future results of operations and financial position, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $46.2 million and net income of $27.4 million, due principally to an unrealized gain of $78.6 million related to our holdings of Vaxcyte common stock, for the nine months ended September 30, 2020, and a net loss of $41.0 million for the nine months ended September 30, 2019. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of September 30, 2020, we had an accumulated deficit of $168.3 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing and research and development facilities and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Recent Developments

STRO-002

We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with initial safety and efficacy data reported in late 2019 and in the second and third quarters of 2020.  On September 9, 2020, we announced updated interim data from our ongoing Phase 1 clinical trial of STRO-002 in patients with advanced platinum-resistant/refractory epithelial ovarian cancer, including fallopian or primary peritoneal cancers.

As of August 31, 2020, the dose escalation portion of the Phase 1 trial for STRO-002 had completed enrollment of  39 patients with heavily pre-treated ovarian cancer, with 34 patients being dosed at 2.9 milligrams per kilogram, or mpk, or higher. Of 33 patients at dose levels of 2.9 mpk or higher that were evaluable with at least one post-baseline scan, the observed overall response rate was 24% (8/33) with 2 confirmed and 6 unconfirmed partial responses.  The observed disease control rate at twelve weeks or greater was 60% (20/33), with seven partial responses (two confirmed and five unconfirmed) and thirteen patients with stable disease.  44% of patients remained on treatment for 16 weeks or greater and 12% of patients continue on treatment for 1 year or greater. Although neither stable disease nor remaining on study for more than 16 weeks qualify as objective responses for FDA approval purposes, we believe they provide encouraging evidence of tumor control and clinical benefit.

In this study, we also measured levels of the ovarian cancer tumor-associated marker, cancer antigen 125, or CA-125. Of 25 patients dosed at 2.9 mpk or higher with elevated CA-125 levels at base-line and a post-base line assessment, 18 patients had a ≥50% reduction of CA-125 in at least one post-treatment timepoint, including ten reductions of CA-125 of at least 50% that are maintained and confirmed 28 days later.

STRO-002 was generally well tolerated and was mostly associated with mild adverse events, or AEs. Eighty-seven percent (87%) of AEs were grade 1 or grade 2 and prophylactic corticosteroid eye drops have not been necessary. Grade 3 treatment emergent AEs included fatigue, neutropenia, arthralgia, abdominal pain, increased aspartate aminotransferase (AST), diarrhea, and peripheral neuropathy.  The only grade 4 treatment emergent AEs observed were neutropenia, in twelve patients.  Neutropenia was generally reversible within one week without treatment with G-CSF.

We currently plan to provide further interim safety and initial efficacy data from the dose escalation portion and to begin the dose expansion portion of the Phase 1 clinical study in the fourth quarter of 2020. We are continuing to actively explore optimal dose levels as we seek to determine the recommended dose regimen for expansion cohorts.

STRO-001

We are currently enrolling patients with non-Hodgkin’s lymphoma, or NHL, and multiple myeloma in the STRO-001 Phase 1 dose-escalation trial.  Dose escalation in the Phase 1 trial is ongoing for both the NHL and multiple myeloma cohorts and the maximum tolerated dose, or MTD, has not yet been reached. On November 4, 2020, we disclosed updated interim data from our ongoing Phase 1 clinical trial of STRO-001 in patients with advanced, relapsed/refractory NHL.

As of July 31, 2020, the dose escalation portion of the Phase 1 trial for STRO-001 had enrolled 18 NHL patients, with 1.78 mpk being the highest dose administered as of that date.  NHL subtypes included 6 diffuse large B-cell lymphoma, or DLBCL, 5 follicular lymphoma, or FL, 2 mantle cell lymphoma, or MCL, 2 marginal zone lymphoma, 1 Burkitt’s lymphoma, 1 composite DLBCL/FL and 1 composite DLBCL/CLL.  The median number of prior therapies for these patients was 4, with a range of 1-12.  Of these 18 patients, 17 had completed at least one cycle of STRO-001 and were evaluable for safety and toxicity, while 16 patients were evaluable for response.

In these 16 patients evaluable for preliminary signs of efficacy, the preliminary clinical benefit/disease control rate was 25% (4/16) including 1 complete response, 2 partial responses and 1 patient with stable disease.

Based on the preliminary safety data, STRO-001 has been generally well tolerated with no ocular or neuropathy toxicity signals observed.  Most AEs have been grade 1 or 2 (90%) with the most common grade 1-2 treatment emergent AEs of chills, fatigue, nausea, anemia, headache, pyrexia, infusion reaction, decreased appetite, and abdominal pain occurring in greater than 20% of patients. There was one dose-limiting toxicity in the NHL cohort, a grade 3 thromboembolic event at the 0.91 mpk dose level.  The study continues to enroll patients in the dose escalation portion of the Phase 1 trial, with next planned dose levels of 2.5 mpk and 3.5 mpk. We expect to begin enrolling patients in the dose-expansion portion of the Phase 1 trial in first half of 2021, following completion of dose escalation and selection of a dose for dose expansion.

September 2020 Sublease Agreement

On September 3, 2020, we entered into a sublease agreement, or the Sublease, with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, located in South San Francisco, California (the “Premises”). We expect to use the Premises as our new corporate headquarters and in which to conduct (or expand) research and development activities. The commencement date for the first 85,755 square feet of the Premises (“Initial Premises”) is expected to be by mid-2021 at which time we will occupy the space and commence making monthly payments under the Sublease.  We will be provided early access to the Sublease space commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work, which we expect will result in us recording rent expense prior to space occupancy and making actual lease payments.  The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The commencement date for the remaining 29,711 square feet of the Premises (the “Expansion Premises”) is expected to be 24 months following the commencement date on the Initial Premises, although we have the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. Assuming a commencement date on the Initial Premises of April 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $47.7 million, excluding the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by Sublessor for months 7 – 18 of the Sublease period, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods.  Additionally, we posted a security deposit in the form of a bank standby letter of credit, which is reflected as restricted cash in non-current assets on our balance sheet as of September 30, 2020.

At-The-Market Sales

During the three months ended September 30, 2020, we sold an aggregate of 2,000,000 shares of our common stock through our At-the-Market ATM facility, or ATM Facility, pursuant to our Common Stock Sales Agreement dated October 4, 2019 with Cowen and Company, LLC, as sales agent.  The gross proceeds from these sales were approximately $17.4 million, before deducting fees of approximately $0.6 million, resulting in net proceeds of approximately $16.8 million.

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

Vaxcyte, Inc. Equity Ownership

In June 2020, Vaxcyte, Inc., or Vaxcyte, formerly known as SutroVax, Inc., closed an initial public offering of its common stock at a price per share of $16.00. As of September 30, 2020, we held 1,634,005 shares of Vaxcyte common stock, with an estimated fair value of $78.8 million, which shares are subject to a lock-up agreement that expires in December 2020.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our clinical studies, employee or industry events, and effect on our collaboration partners, suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business and as a result, we may experience more pronounced disruptions in our operations, liquidity, supply chain, facilities, and clinical trials. With respect to our clinical trials, we have experienced delays in enrollment and occasional delays in data entry by trial sites, but overall enrollment and treatment remains on track. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

At the inception of each agreement, we determine the arrangement transaction price, which includes variable consideration, based on the assessment of the probability of achievement of future milestones and contingent payments and other potential consideration. We also evaluate estimates of our resources, which are used as the basis of measurement for revenue to be recognized on a proportion of performance basis

For arrangements that include multiple performance obligations, we allocate the transaction price to the identified performance obligations based on the standalone selling price, or SSP, of each distinct performance obligation. In instances where SSP is not directly observable, we develop assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. These key assumptions may include full-time equivalent, or FTE, personnel effort, estimated costs, discount rates and probabilities of clinical development and regulatory success.

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

We expect our research and development expenses to increase in the future as we advance our product candidates into and through preclinical studies and clinical trials, pursue regulatory approval of our product candidates, expand our pipeline of product candidates and continue to develop our manufacturing and research and development facilities and capabilities. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

The following table summarizes our research and development expenses incurred during the periods indicated. The internal costs include personnel, facility costs and research and scientific related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party costs for preclinical and clinical studies and research, development and manufacturing services, and other consulting costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$4,688	$4,844	$13,664	$13,762
Process and product development	2,652	2,318	7,916	6,900
Manufacturing	6,084	5,212	17,446	15,934
Clinical development	673	497	1,831	1,455
Total internal costs	14,097	12,871	40,857	38,051
External Program Costs:
Research and drug discovery	288	313	871	744
Toxicology and translational science	31	402	642	1,369
Process and product development	117	44	283	211
Manufacturing	3,023	1,696	6,822	3,812
Clinical development	1,805	1,571	4,748	4,033
Total external program costs	5,264	4,026	13,366	10,169
Total research and development expenses	$19,361	$16,897	$54,223	$48,220

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

Interest and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs. Additionally, the Company identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment. Other income (expense) in the three months ended September 30, 2020 and September 30, 2019 includes changes in values attributable to the arrangement with the Leukemia & Lymphoma Society, Inc. and the Call Option Plan.

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended
	September 30,
	2020	2019	Change	Change (%)
	(in thousands)
Revenues	$17,823	$12,277	$5,546	45%
Operating expenses
Research and development	19,361	16,897	2,464	15%
General administrative	9,079	8,115	964	12%
Total operating expenses	28,440	25,012	3,428	14%
Loss from operations	(10,617)	(12,735)	2,118	(17)%
Interest income	295	964	(669)	(69)%
Unrealized gain on equity securities	29,778	–	29,778	*
Interest and other expense, net	(2,317)	(1,141)	(1,176)	103%
Net income (loss)	$17,139	$(12,912)	$30,051	*

* Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended
	September 30,
	2020	2019	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company ("BMS") (1)	$7,119	$3,354	$3,765	112%
Merck Sharp & Dohme Corporation (“Merck”) (2)	$9,055	$5,488	$3,567	65%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$1,507	2,649	(1,142)	(43)%
Vaxcyte (3)	$142	786	(644)	(82)%
Total revenue	$17,823	$12,277	$5,546	45%
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.
(2)	Merck was a related party until the closing of our public offering on May 14, 2020.
(3)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

Total revenue increased by $5.5 million, or 45%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  This was primarily due to a net increase of $3.8 million in Celgene revenue which reflects a $2.4 million increase for contract research and manufacturing activities supporting clinical trial supply and a $1.3 million increase in research and development services. Revenue under the 2018 Merck Agreement increased by $3.5 million primarily due to a $3.9 million increase in ongoing performance and research and development services, partially offset by a $0.4 million decrease related to the financing component associated with the upfront payment. Additionally, there was a decrease of $1.1 million from EMD Serono due to a $0.6 million decrease under the supply agreement and a $0.5 million lower earned milestone payment. Also, there was a $0.6 million decrease in revenues from Vaxcyte.

Research and Development Expense

Research and development expense increased by $2.5 million, or 15%, during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was due primarily to increases of $1.1 million in personnel-related expenses due to higher headcount and $1.4 million in consulting and outside services.

General and Administrative Expense

General and administrative expense increased by $1.0 million, or 12% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.  The increase was due primarily to increases of $0.5 million in personnel-related expenses due to higher headcount and $0.7 million in legal and external services, partially offset by a $0.2 million decrease in equipment-related expenses.

Interest Income

Interest income decreased by $0.7 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a decrease in the amortization of premiums on investments.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $29.7 million during the three months ended September 30, 2020, as compared to zero for the three months ended September 30, 2019, due to the unrealized gain from the remeasurement of the estimated fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net increased by $1.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a $1.1 million increase in other expenses related to the remeasurement of the vested call options under the Call Option Plan and a $0.5 million increase in interest expense related to our outstanding debt, which was partially offset by a $0.4 million decrease in interest expense associated with the financing component related to the 2018 Merck Agreement.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
	2020	2019	Change	Change (%)
	(in thousands)
Revenues	$34,444	$31,431	$3,013	10%
Operating expenses
Research and development	54,223	48,220	6,003	12%
General administrative	26,435	23,897	2,538	11%
Total operating expenses	80,658	72,117	8,541	12%
Loss from operations	(46,214)	(40,686)	(5,528)	14%
Interest income	1,320	3,264	(1,944)	(60)%
Unrealized gain on equity securities	78,638	–	78,638	*
Interest and other expense, net	(6,328)	(3,533)	(2,795)	79%
Net income (loss)	$27,416	$(40,955)	$68,371	*

* Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company ("BMS") (1)	$10,673	$6,599	$4,074	62%
Merck Sharp & Dohme Corporation (“Merck”) (2)	$18,837	$15,620	$3,217	21%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$4,656	8,145	(3,489)	(43)%
Vaxcyte (3)	$278	1,067	(789)	(74)%
Total revenue	$34,444	$31,431	$3,013	10%
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.
(2)	Merck was a related party until the closing of our public offering on May 14, 2020.
(3)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

Total revenue increased by $3.0 million, or 10%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This was primarily due to an increase of $4.1 million in Celgene revenue for research and development services and contract research and manufacturing activities supporting clinical trial supply, and a $3.2 million increase under the 2018 Merck Agreement which consists of an increase of $5.5 million in ongoing performance and research and development services, offset partially by a $2.3 million net decrease from the change in estimate related to additional resources being assigned to the first target program and a reduced number of resources on the second target program, and the cumulative catch-up in revenue as a result of the change in transaction price. Additionally, there was a $3.5 million decrease from EMD Serono which reflects a $2.3 million decrease due to the completion in May 2019 of recognition of the transaction price under the EMD Serono Agreement, a $0.5 million lower earned milestone payment, and a net $0.7 million decrease in research and development services and materials under the supply agreement. Also, there was a $0.8 million decrease in revenues from Vaxcyte.

Research and Development Expense

Research and development expense increased by $6.0 million, or 12%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due primarily to increases of $3.5 million in personnel-related expenses due to higher headcount, $3.3 million in consulting and outside services, and $0.4 million in facilities-related expenses, partially offset by a decrease of $1.2 million in laboratory supplies and production materials-related expenses.

General and Administrative Expense

General and administrative expense increased by $2.5 million, or 11% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.  The increase was due primarily to increases of $1.9 million in personnel-related expenses due to higher headcount and $1.3 million in legal and external services, partially offset by a decrease of $0.2 million in travel expenses and $0.5 million in equipment-related expenses.

Interest Income

Interest income decreased by $1.9 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due primarily to a decrease in the amortization of premiums on investments.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $78.6 million during the nine months ended September 30, 2020, as compared to $0 for the nine months ended September 30, 2019, due to a $78.8 million unrealized gain from the remeasurement of the estimated fair value of our investment in Vaxcyte common stock in September 2020, offset by a $0.2 million adjustment related to a revaluation of a prior preferred stock warrant converted to common stock.

Interest and Other Expense, Net

Interest and other expense, net increased by $2.8 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due primarily to a $3.1 million increase in other expenses related to the remeasurement of the vested call options under the Call Option Plan and a $0.5 million increase in interest expense related to our outstanding debt, which was partially offset by a $0.9 million decrease in interest expense associated with the financing component related to the 2018 Merck Agreement.

Liquidity and Capital Resources

To date, we have incurred significant net operating losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $202.4 million, equity securities of $78.8 million, outstanding debt of $24.4 million and an accumulated deficit of $168.3 million.

Sources of Liquidity

At-The-Market Sales

During the three months ended September 30, 2020, we sold an aggregate of 2,000,000 shares of our common stock through our ATM Facility pursuant to our Common Stock Sales Agreement dated October 4, 2019 with Cowen and Company, LLC, as sales agent.  The gross proceeds from these sales were approximately $17.4 million, before deducting fees of approximately $0.6 million, resulting in net proceeds of approximately $16.8 million.

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

Vaxcyte, Inc. Equity Ownership

In June 2020, Vaxcyte closed an initial public offering of its common stock at a price per share of $16.00. As of September 30, 2020, we held 1,634,005 shares of Vaxcyte common stock, with an estimated fair value of $78.8 million, which are subject to a lock-up agreement that expires in December 2020.

The Vaxcyte common stock held by us will be measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, adjusted for a DLOM due to the lock-up agreement, with any unrealized gains and losses recorded in our statements of operations. As of September 30, 2020, the estimated fair value of the Vaxcyte common stock held by us was $78.8 million. We recognized an unrealized gain related to Vaxcyte common stock of $29.7 million and $78.6 million for the three-month and nine-month periods ended September 30, 2020, respectively.  The unrealized gain for the nine months ended September 30, 2020 was $78.8 million from the change in estimated fair value of Vaxcyte common stock, partially offset by a $0.2 million adjustment related to a revaluation of a prior preferred stock warrant converted to common stock.

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

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, marketing and distribution arrangements, or other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay, reduce the scope of or suspend one or more of our pre-clinical and clinical studies, research and development programs or commercialization efforts, and may necessitate us to delay, reduce or terminate planned activities in order to reduce costs. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(48,923)	$(51,867)
Cash used in investing activities	(15,203)	(59,073)
Cash provided by (used in) provided by financing activities	124,393	(2,404)
Increase (decrease) in cash, cash equivalents and restricted cash	$60,267	$(113,344)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2020 was $48.9 million. Our net income of $27.4 million included $78.6 million of unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, and was partially offset by non-cash charges of $8.8 million for stock-based compensation, $3.1 million for depreciation and amortization, $3.2 million for the remeasurement of the vested options under the Call Option Plan, $0.3 million for the amortization of premium on our marketable securities, and $0.3 million for financing costs related to the public offering. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $13.7 million, comprised of a decrease of $1.6 million in accounts payable and other liabilities due to timing of payments, a decrease of $11.6 million in our deferred revenue balance from revenue recognized under our collaboration agreements, an increase of $1.2 million in accounts receivable from our collaborators, and a $0.8 million decrease in prepaid expenses and other assets.

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

Cash Flows from Investing Activities

Cash used in investing activities of $15.2 million for the nine months ended September 30, 2020 was primarily related to purchases of marketable securities of $114.0 million and purchases of property and equipment of $5.5 million, principally to support laboratory and manufacturing activities, offset partially by maturities and sales of marketable securities of $104.3 million.

Cash used in investing activities of $59.1 million for the nine months ended September 30, 2019 was primarily related to purchases of marketable securities of $191.7 million and purchases of property and equipment of $1.4 million, principally for laboratory and manufacturing equipment, offset partially by maturities and sales of marketable securities of $134.1 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $124.4 million for the nine months ended September 30, 2020 was primarily related to $91.4 million of net proceeds from the issuance of common stock from our public offering, $16.8 million of net proceeds from the sales of common stock pursuant to our ATM, $25.0 million of gross proceeds from our debt refinancing, and $1.1 million of proceeds received from participants of our employee stock purchase plan and from the exercise of common stock options, partially offset by a $10.0 million repayment of the August 2017 Loan.

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

For outsourced research and development expenses, such as professional fees payable to third parties for preclinical studies, clinical trials and research, development and manufacturing services and other consulting costs, we estimate the expenses based on the services performed, pursuant to contracts with research institutions and other third-party organizations that conduct and manage such external services on our behalf. We estimate these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

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

We had cash, cash equivalents and marketable securities of $202.4 million and $133.5 million as of September 30, 2020 and December 31, 2019, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities. Additionally, we had equity securities of $78.8 million as of September 30, 2020, consisting solely of common stock of Vaxcyte, which are subject to a lockup agreement into December 2020.  Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

As of September 30, 2020 and December 31, 2019, we had $24.4 million and $9.9 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.  This debt matures on March 1, 2024 and will be interest-only through March 1, 2022.  Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this quarterly report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us.  We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks are:

•

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has had a minor impact on our business and we experienced delays in enrollment and occasional delays in data entry by clinical trial sites, but overall patient enrollment and treatment remains on track.

•	We have a limited operating history, a history of significant losses and may never achieve or maintain profitability.
•

We will need substantial additional funds to advance development of our product candidates and failure to obtain timely funding, may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations.

•	Our product candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their commercial viability.
•	Our business is dependent on the success of our product candidates based on our proprietary XpressCF® Platform and, in particular, our proprietary product candidates, STRO-001 and STRO-002.
•	If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•

If our collaborations with third parties to develop and commercialize certain product candidates are not successful, we may not be able to capitalize on the market potential of our XpressCF® Platform and the product candidates.

•

We currently manufacture a portion of our product candidates internally and also rely on third-party manufacturing and supply partners to provide us with components of our product candidates. Our inability to manufacture sufficient quantities of our product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

•

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

•	If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected
•	If we are unable to develop, obtain regulatory approval for or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Risks Related to Our Business

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and has been declared by the World Health Organization to be a pandemic, impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities in whole or in part for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In response to the spread of COVID-19, we have modified operations in our executive offices with our administrative employees primarily continuing their work outside of those offices, restricted on-site research, development and manufacturing staff to only those required to execute their job responsibilities on-site for prioritized activities, limited the number and proximity of staff in any given laboratory or in our manufacturing facility (except as necessary for particular activities), and implemented multiple work place safety, social distancing and disinfection protocols.  We have also begun to experience delays in enrollment and occasional delays in data entry by clinical trial sites, but overall patient enrollment and treatment remains on track.

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

•

interruption of, or delays in receiving, supplies of our product candidates or precursor molecules or other raw materials and the manufacture or shipment of both drug substance and finished drug product for our product candidates from either us or contract manufacturing organizations due to staffing shortages, production slowdowns, stoppages and disruptions in delivery systems or reallocation of global manufacturing resources to therapeutic or prophylactic treatments for COVID-19 resulting in reduced manufacturing capacity or shortages of raw materials; and

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of September 30, 2020, had an accumulated deficit of $168.3 million. For the nine months ended September 30, 2020, our loss from operations was $46.2 million and our net income was $27.4 million, due principally to an unrealized gain of $78.6 million related to our holdings of Vaxcyte common stock.  For the year ended December 31, 2019, our net loss was $55.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2020, we had $202.4 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. Subject to limited exceptions, the Loan and Security Agreement we entered into with Oxford and SVB in February 2020, under which we borrowed $25.0 million, prohibits us from incurring indebtedness without the prior written consent of Oxford or SVB. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our current debt financing involves, and future debt financings, if available, are likely to involve, restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have presented initial and interim data from our STRO-001 Phase 1 trial in November 2019 and again in November 2020.  As of July 31, 2020, most adverse events observed in the NHL cohort have been grade 1 or 2 (90%) with the most common grade 1-2 treatment emergent AEs of chills, fatigue, nausea, anemia, headache, pyrexia, infusion reaction, decreased appetite, and abdominal pain occurring in ≥ 20% of patients. Two dose limiting toxicities have been observed, one grade 3 (in the NHL cohort) and one grade 5 (in the multiple myeloma cohort) thromboembolic event. The thromboembolic events were in patients with very bulky disease and other pre-existing factors for thrombosis and the trial protocol was amended in April, 2019, to screen for, and treat, pre-existing thromboembolism/thrombotic events, and since the amendment, no additional thromboembolic events have been observed.

We have presented initial and interim safety data from our ongoing Phase 1 trial of STRO-002 in October 2019, April 2020 and September 2020.  Based on initial data from the trial through August 31, 2020, STRO-002 was generally well tolerated and was mostly associated with mild adverse events.  Eighty-seven percent (87%) of observed adverse events were grade 1 or grade 2 and prophylactic corticosteroid eyedrops have not been necessary.  Grade 3 treatment emergent AEs included fatigue, neutropenia, arthralgia, abdominal pain, increased AST, diarrhea, and peripheral neuropathy.  The only grade 4 treatment emergent AEs observed was neutropenia, in twelve patients.  Neutropenia was generally reversible within one week without treatment with G-CSF.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene, now BMS, was advancing four preclinical collaboration programs, one of which is an ADC targeting B-cell maturation antigen (CC-99712), or BCMA, for the treatment of multiple myeloma. BMS has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA cleared the IND application and a Phase 1 clinical trial has commenced enrolling patients. In 2019, Celgene, now BMS, decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene did not pay us the $12.5 million option maintenance fee due on IND clearance for the first collaboration program described above. Additionally, while BMS had ex-U.S. rights to three additional collaboration programs (BCMA-CD3, PD1-LAG3, and PD1-TIM3), since certain program milestones were not achieved by BMS by September 26, 2020, the ex-U.S. rights to those collaboration programs automatically reverted to us at no cost to us. Therefore, we now solely hold worldwide rights to the three programs.  Our collaborator EMD Serono has recently announced that it is planning to advance a collaboration program, M1231, a MUC1-EGFR bispecific ADC, into Phase 1 clinical development in Q1 2021. EMD Serono has worldwide rights to M1231 and sole discretion in the clinical development and commercialization of this product. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® Platform, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as Amgen, AstraZeneca PLC, BMS, Gilead Sciences, Inc., GlaxoSmithKline PLC, Merck & Co., Inc., Novartis AG, Pfizer Inc., Roche Holding Ltd, Sanofi S.A, and companies focused on ADCs, such as AbbVie, Inc., Pfizer, Inc., GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, Takeda Pharmaceutical Company Limited, Genmab A/S, ImmunoGen, Inc., Seattle Genetics, Inc., Genentech, Inc., Immunomedics, Inc., ADC Therapeutics SA, Mersana Therapeutics, Inc., MacroGenics.Inc., and Zymeworks Inc., as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

As of September 30, 2020, we had 182 full-time employees.  As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our current operations are located in our facilities in South San Francisco and San Carlos, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, epidemic, pandemic or contagious disease, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, epidemics, pandemics or contagious diseases, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage, epidemics, pandemics or contagious disease, or other events occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our investment in Vaxcyte is subject to risk

As of September 30, 2020, we held Vaxcyte common stock with a fair value of $78.8 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic.  Further, our holdings in Vaxcyte are subject to a lockup agreement pursuant to which we have agreed not to sell such securities until 180 days following Vaxcyte’s initial public offering, subject to certain exemptions.

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

We expect our operating results to be subject to quarterly and annual fluctuations. Our net income or loss and other operating results will be affected by numerous factors, including:

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

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•	regulatory developments affecting our product candidates or those of our competitors;
•	epidemics, pandemics or contagious diseases, such as COVID-19; and
•	changes in general market and economic conditions.

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

General Risk Factors

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

We could be an emerging growth company for up to five years following the completion of the initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1	Sublease Agreement, dated September 3, 2020, by and between the Company and Five Prime Therapeutics, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: November 4, 2020	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: November 4, 2020	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer