Form 10-K
period 2020-12-31
SUTRO BIOPHARMA, INC.
filed 2021-03-18
CIK 1382101

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-38662

SUTRO BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0926186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

310 Utah Avenue, Suite 150
South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 392-8412

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	STRO	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2020 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $7.76 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $261.1 million.

The number of shares of the registrant’s common stock outstanding as of March 11, 2021, was 45,892,331.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Sutro Biopharma, Inc.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the expected impact of the COVID-19 pandemic on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

We are a clinical stage drug discovery, development and manufacturing company focused on deploying our proprietary integrated cell-free protein synthesis platform, XpressCF®, to create a broad variety of optimally designed, next-generation protein therapeutics, initially for cancer and autoimmune disorders. We aim to design therapeutics using the most relevant and potent modalities, including cytokine-based therapeutics, immuno-oncology, or I/O agents, antibody-drug conjugates, or ADCs, and bispecific antibodies that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF® Platform to create medicines with improved therapeutic profiles for areas of unmet need.

Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial, with updated data reported in December 2020. Based on such reported data, STRO-001 has been generally well-tolerated and, unlike certain other ADCs, no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. In October 2018, we were granted Orphan Drug Designation by the FDA, for STRO-001 for the treatment of multiple myeloma.

In March 2019, our second candidate STRO-002 began enrolling patients in a Phase 1 trial focused on ovarian and endometrial cancers with updated data reported in December 2020. Based on such reported data, STRO-002 has been well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. The dose escalation portion of the STRO-002 Phase 1 trial has been fully enrolled and the dose expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2mg/kg. Based on our proprietary XpressCF® platform, we have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol-Myers Squibb Company, New York, NY, or BMS; and a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”).

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

The benefits of our XpressCF® and XpressCF+™ Platforms have resulted in collaborations with leaders in the field of oncology, including Merck, BMS and EMD Serono. As a result of discovery efforts enabled through our XpressCF+™ Platform, Merck has the right to develop two cytokine derivative programs. Additionally, BMS has the worldwide right to develop and commercialize a novel ADC therapeutic directed against BCMA, known as CC-99712. An IND submission was filed in connection with CC-99712 in the first half of 2019 and it is being studied in a Phase 1 trial currently enrolling patients with relapsed and refractory multiple myeloma. Finally, our collaboration with EMD Serono yielded a novel bispecific ADC product candidate targeting EGFR and MUC1, known as M1231, for which an IND submission was filed in the second half of 2020 and which is currently under investigation in a Phase 1 trial for the treatment of solid tumors, including metastatic non-small cell lung cancer and esophageal squamous cell carcinoma. Through December 31, 2020, we have received an aggregate of approximately $398 million in payments from all of our collaborations, which includes approximately $54 million in investments in our stock. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery, preclinical development and manufacturing capabilities for the creation of novel therapeutics.

Our first internally developed product candidate is STRO-001, which we believe has the potential to be a first-in-class and best-in-class ADC directed against CD74, an antigen that is highly expressed in many B cell malignancies. In multiple preclinical models, STRO-001 has demonstrated potent anti-tumor activity. In addition, the properties of STRO-001 suggest a low likelihood of off-target toxicity and potential for an improved therapeutic index. STRO-001 is currently enrolling patients in a Phase 1 trial for multiple myeloma and NHL for which we reported updated data in December 2020. Based on such reported data, STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops.  Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to begin the dose expansion portion of the Phase 1 trial in the second half of 2021.

We are also internally developing STRO-002, an ADC directed against FolRα, initially targeted for the treatment of ovarian and endometrial cancers. Our experiments show that FolRα expression can be detected in 90% or more of ovarian and endometrial cancers. In preclinical models, STRO-002 has demonstrated the potential for enhanced and selective activity against cells expressing FolRα, superior inhibition of tumor growth and greater linker stability, in comparison to experiments we conducted with a benchmark FolRα-targeting molecule. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, with updated data reported in December 2020. Based on such reported data, STRO-002 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. The dose escalation portion of the STRO-002 Phase 1 trial has been fully enrolled and the dose expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2mg/kg. We expect to report updated dose-escalation data for STRO-002 in the first half of 2021. For the dose-expansion portion, we dosed the first patient in January 2021 and are treating less heavily pre-treated ovarian cancer patients. We expect to report initial dose-expansion data in the second half of 2021. Additionally, initiation of a STRO-002 combination expansion cohort in ovarian cancer and an expansion cohort for FolRa-selected endometrial cancer are planned for the second half of 2021.

Although we believe our product candidates have the potential to be first-in-class and/or best-in-class and to provide potent anti-tumor activity with reduced off-target toxicity, we will need to complete additional studies to determine the safety and efficacy of our product candidates. The results of these future studies may be different than the results of our earlier studies. We have not received regulatory approval for any of our product candidates, and in order to obtain regulatory approval and commercialize our product candidates, the FDA or foreign regulatory agencies will need to determine that our product candidates are safe and effective. We may not obtain regulatory approval on the timeline we currently expect, or at all, and competing therapies and products may ultimately reach the market faster or have more favorable safety and efficacy profiles than our product candidates.

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

Our Strategy

Our goal is to use our proprietary XpressCF® Platform to create product candidates primarily against clinically validated targets. Key elements of our strategy are to:

•

Advance STRO-001 and STRO-002 through clinical development.  We are currently evaluating STRO-001 in a Phase 1 trial for patients with advanced and/or refractory multiple myeloma and NHL. Based on our preclinical data, we believe STRO-001 has the potential to be a first-in-class and best-in-class ADC directed against CD74, which is highly expressed in many B cell malignancies. We reported updated data in December 2020 and expect to begin the dose expansion portion of the Phase 1 trial in the second half of 2021. In October 2018, we were granted Orphan Drug Designation by the FDA, for STRO-001 for the treatment of multiple myeloma. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019, and dosed the first patient in the dose expansion portion of the Phase 1 trial in January 2021, treating less heavily pre-treated ovarian cancer patients. We reported updated dose-escalation data in December 2020, expect to report updated dose-escalation data in the first half of 2021, and expect to report initial dose-expansion data in the second half of 2021. Given that FolRα is a clinically validated target for ovarian cancer, along with STRO-002’s homogeneous design, we believe it could be a best-in-class FolRα-targeted ADC and provide greater activity, stability and safety as compared to other investigational agents in development.

•

Maintain worldwide rights to our core product candidates.  We own the worldwide commercial rights to our most advanced product candidates, STRO-001 and STRO-002, and may consider providing certain rights to other parties in certain non-strategic territories. We have assembled a management team with extensive experience in the biopharmaceutical industry, including drug discovery and development through commercialization, and our plan is to independently pursue the development and commercialization of our product candidates. As we continue to advance our products, we may opportunistically pursue strategic partnerships that maximize the value of our pipeline.

•

Develop a diverse pipeline of novel product candidates with optimal therapeutic profiles.  We intend to build a broad pipeline of optimally designed, next-generation protein therapeutics, initially for cancer and autoimmune disorders using our XpressCF® Platform. Our cell-free-based protein synthesis system enables the rapid and systematic evaluation of protein structure-activity relationships, which we believe will accelerate the discovery and development of molecules. We aim to take advantage of the most potent modalities, including cytokines, ADCs and bispecific antibodies, to create drugs that are directed primarily against clinically validated targets where the current standard of care is suboptimal.

•

Strategically pursue additional collaborations to broaden the reach of our XpressCF® Platform.  To maximize the value of our XpressCF® Platform technology, we have entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck, a BCMA ADC collaboration with Celgene (now BMS) and a MUC1-EGFR ADC collaboration with EMD Serono. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery and manufacturing capabilities for the development of novel therapeutics. As with some of our current collaborations, we intend to retain certain development and commercial rights to maximize the future potential value of product candidates discovered and developed using our XpressCF® Platform.

6

•

Selectively expand the scope of our XpressCF® Platform into other therapeutic areas.    Due to the versatility of our platform, we can explore additional therapeutic areas outside of oncology. We intend to make further investment in the development of our XpressCF® Platform to expand our pipeline of product candidates.

Cancer Remains a Major Unmet Medical Need

Cancer is the second leading cause of mortality in the United States, accounting for nearly one in every four deaths. Approximately 40% of American men and 39% of American women will develop cancer and, according to the American Cancer Society, there will be 1.9 million new cases of cancer and 609,000 deaths due to cancer in the United States in 2021.

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

Over the last twenty years, new paradigms of cancer research and treatment have emerged to address the limitations of existing treatments. Some of the most promising new approaches involve biologic therapies, including monoclonal antibodies. Monoclonal antibodies are proteins that bind to antigen targets on tumor cells and inhibit tumor growth, or block processes that provide nourishment for the tumor. As a drug class, monoclonal antibodies have transformed the treatment of oncology and represent some of the top selling therapies on the market. For example, Roche’s Avastin, Rituxan/CD20, and Herceptin/HER-2 franchises generated over $13 billion in combined 2020 annual sales.

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

Monoclonal antibody immune checkpoint inhibitors, such as Opdivo, Keytruda and Yervoy, have been approved for the treatment of a number of cancer indications such as, melanoma, non-small cell lung cancer, or NSCLC, renal cancer and bladder cancer. The 2019 combined sales of these three checkpoint inhibitors were $21 billion and by 2026, sales are projected to exceed $39 billion.

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

Antibody: Targets cancer cells
Cytotoxic Agent / Warhead: Destroys cancer cells
Linker: Joins antibody & cytotoxic agent / warhead

Currently, there are more than 100 ADCs being explored in clinical development. Kadcyla and Adcetris were the first of the new generation of ADCs to be approved for the treatment of specific subsets of breast cancer and lymphoma, respectively. In the last three years, seven more ADCs entered or re-entered the market, as Besponsa, Mylotarg, Lumoxiti, and Polivy were approved for the treatment of specific subsets of leukemia and lymphoma; and Padcev was approved for the treatment of bladder and urinary tract cancers, and Enhertu and Trodelvy were approved for the treatment of breast cancer. All nine of these approved therapies demonstrate that ADCs have an emerging role in the armamentarium of cancer therapeutics.

Limitations to Current ADC Approaches

Despite the approvals of these ADCs, there have been challenges in achieving the full clinical potential of this modality. We believe these challenges are directly related to the following:

8

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

Bispecific Antibodies

Bispecific antibodies are engineered proteins that can simultaneously bind to two different types of antigens. Targeting two individual antigens simultaneously is expected to drive a larger clinical impact than conventional monoclonal antibodies. As a class, there are currently over 100 bispecific antibodies in clinical development for oncology indications, with projected potential sales on a worldwide basis of up to $3.9 billion by 2024. Bispecific antibodies can be engineered in a variety of different formats as shown below.

Binding Site:
Antigen #1 Specific
Binding Site:
Antigen #2 Specific
Antigen #1
Antigen #1
Antigen #2
Antigen #2
Antigen #1
Antigen #2
Antigen #1
Antigen #2

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

10

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

Our XpressCF® Platform seeks to address these significant shortcomings. We believe our cell-free-based protein synthesis technology allows for efficient and proper design exploration to be conducted prior to nominating a lead drug candidate. In addition, we believe we can optimally design these types of complex biologics in a manner that is ideal for subsequent production at relevant scale and manufacture. We believe we are the only company with products in clinical development that has the capability to produce cell-free-based protein synthesis at scale. We believe we have a significant advantage over other development approaches in this space.

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

•

Ability to Incorporate Non-Natural Amino Acids.    Our technology allows for efficient incorporation of a non-natural amino acid in any location in an antibody or protein with high precision and fidelity, which we believe allows for the design of optimized protein conjugates. Further, our non-natural amino acid conjugation technology permits complete and rapid stable linkage between our linker components and the non-natural amino acid, resulting in a single species without loss of efficiency as the conjugates become increasingly complex.

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

12

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

Our Collaborations Demonstrate our Capabilities

Our XpressCF® Platform has garnered the attention of leading pharmaceutical and biopharmaceutical companies and resulted in collaborations to discover and develop novel therapeutics. We have leveraged these strategic partnerships to extend our own capabilities and broaden the scope of our XpressCF® Platform. Through December 31, 2020, all of our collaborations have provided us with an aggregate of approximately $398 million in payments, which includes approximately $54 million in investments in our stock. Our collaborations include:

•	Merck Programs. We have granted Merck the right to develop two research programs directed to cytokine derivatives, including rights to certain prior cytokine-based research efforts.
•

BMS Programs.  We have granted BMS the right to develop a novel ADC therapeutic directed against the target BCMA, known as CC-99712, which is currently under investigation in a Phase 1 trial focused on patients with relapsed and refractory multiple myeloma.

•

EMD Serono Programs.  We have granted EMD Serono the right to develop the novel bispecific ADC targeting EGFR and MUC1 known as M1231, which is currently under investigation for the treatment of solid tumors, including metastatic non-small cell lung cancer and esophageal squamous cell carcinoma in a Phase 1 trial.

•	Our Pipeline of Product Candidates and Discovery/Preclinical Programs

Our current product candidates and Discovery and Preclinical stage programs, all based on our proprietary XpressCF® Platform, are summarized in the chart below:

(1)	EMD Serono is the biopharmaceutical business of Merck KGaA, Darmstadt Germany in the US
(2)	Sutro owns 4% royalties on net sales of VAX-24

Our Product Candidates

STRO-001, an ADC Directed Against the Cancer Target CD74

Overview

We are developing STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+™ Platform. We are currently enrolling patients in a STRO-001 Phase 1 trial and we presented updated data in December 2020. Based on such reported data, STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to begin the dose expansion portion of the Phase 1 trial in the second half of 2021.

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

B Cell Malignancies Overview and Current Limitations

B cell malignancy tumor subtypes include multiple myeloma and NHL, which includes mantle cell lymphoma, diffuse large B cell lymphoma, or DLBCL, and follicular lymphoma. In the United States alone, it is estimated that there will be more than 116,000 new cases of multiple myeloma and NHL in 2021, with a prevalence of more than 800,000 cases. Although several therapeutics have recently been approved for the treatment of specific B cell malignancies, including immunotherapies, targeted kinase inhibitors, ADC and CAR-T cell therapies, unmet need persists. Many of these therapeutics are typically used in combination with other agents to provide the most potent anti-cancer effect. While these new therapies have demonstrated improvements in survival, the majority of these patients ultimately relapse during treatment and some experience a resistance to therapy.

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

In December 2020, we reported data from the NHL cohort from the dose escalation portion of the Phase 1 trial as of October 30, 2020:

•

Most (90%) treatment emergent adverse events were Grade 1 or 2 events of nausea, fatigue, chills, anemia, headache, dyspnea, abdominal pain, vomiting, decreased appetite and pyrexia, and no ocular or neuropathy toxicity signals have been observed;

•	Subsequent to a previously announced protocol amendment in 2019 requiring pre-treatment screening imaging for patients at risk for thromboses, no thromboembolic events have been observed;
•	In the seven patients with diffuse large B-cell lymphoma, one complete response and two partial responses were observed; and
•

Out of other NHL types, two patients with follicular lymphoma had stable disease, of which one is still on treatment at nine weeks. One patient with marginal zone lymphoma had stable disease and is still on treatment at 39 weeks.

•	In addition, the maximum tolerated dose was not reached at 2.5 mg/kg. Active enrollment in the NHL cohort continues at the 3.5 mg/kg dose level and additional higher dose levels may be explored.

The maximum tolerated dose for the multiple myeloma dose escalation cohort has not been reached.  Active enrollment in that cohort continues at the 4.2 mg/kg dose level and additional higher dose levels may be explored.

The trial, registered with clinicaltrials.gov identifier NCT03424603, continues to enroll patients in dose escalation in both multiple myeloma and NHL cohorts.

We expect to begin the dose expansion portion of the Phase 1 trial in the second half of 2021.

STRO-002, an ADC Directed Against the Target Folate Receptor-Alpha (FolRα)

Overview

We are developing STRO-002, an optimally designed ADC directed against the cancer target FolRα, initially targeted for ovarian and endometrial cancers. STRO-002 was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+™ Platform. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019 and presented updated data in December 2020. Based on such reported data, STRO-002 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-002 Phase 1 trial has been fully enrolled and the dose-expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2 mg/kg. We expect to report updated dose-escalation data for STRO-002 in the first half of 2021. For the dose-expansion portion of the Phase 1 trial, we dosed the first patient in January 2021 and are treating less heavily pre-treated ovarian cancer patients. We expect to report initial dose-expansion data in the second half of 2021. Additionally, initiation of a STRO-002 combination expansion cohort in ovarian cancer and an expansion cohort for FolRa-selected endometrial cancer are planned for the second half of 2021.

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

Immunogen’s mirvetuximab soravtansine monotherapy showed clinical activity in a Phase 1 trial of patients with platinum-resistant ovarian cancer, providing encouraging clinical validation for FolRα-targeting ADCs in this patient population. In early March 2019, Immunogen announced top-line results from its Phase 3 FORWARD I Study evaluating the safety and efficacy of mirvetuximab soravtansine compared to chemotherapy in patients with FolRα-positive (with medium and high target expression levels), platinum-resistant ovarian cancer.  The study did not meet its primary endpoint of progression-free survival, or PFS, in either the entire study population or in the pre-specified subset of patients with high FRα expression. Using a different scoring system, a post-hoc re-analysis of the FRα high expressing population suggested improved outcomes correlated with FRα expression, with the strongest treatment effects for all efficacy endpoints in this population. Immunogen announced in December 2019 that the FDA has provided guidance for potential accelerated approval of mirvetuximab soravtansine, demonstrating that FolRα remains an attractive target. Mirvetuximab soravtansine is currently being evaluated in a single-arm monotherapy pivotal trial in women with FolRα-high platinum-resistant ovarian cancer who have been previously treated with bevacizumab. It is also currently being evaluated in a Phase 3 randomized confirmatory trial, and combination studies.

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

Clinical Development Plan

Our Phase 1 trial for STRO-002 is an open-label study evaluating STRO-002 as a monotherapy for patients with ovarian and endometrial cancers. The trial is being conducted in two-parts, dose escalation and dose expansion. We began enrolling ovarian cancer patients in March 2019, with updated data reported in December 2020. The primary objectives of the STRO-002 clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics and additional safety, tolerability and efficacy measures.

We have initially enrolled adult patients with advanced and/or refractory ovarian cancer, for whom no suitable treatment exists. These patients are considered to have incurable disease and need repeated courses of life-prolonging and palliative treatment. We are currently enrolling ovarian cancer patients regardless of their FolRα expression levels. These ovarian cancer patients have been enrolled in a dose escalation cohort, with STRO-002 administered on day one of a 21-day cycle. Since anti-tumor activity was observed during the dose escalation portion of the Phase 1 trial, we initiated enrollment of patients in the dose expansion portion of this clinical study in January 2021, and are treating less heavily pre-treated ovarian cancer patients.

In December 2020, we announced updated data from the dose-escalation portion of our ongoing Phase 1 clinical trial of STRO-002 in patients with ovarian cancer.

The dose-escalation portion of the trial was fully enrolled with 39 patients in August 2020. Patients were heavily pre-treated and had a median of six prior lines of therapy, including standard of care platinum-based regimens, bevacizumab, PARP inhibitors, and checkpoint inhibitors.

The dose-escalation portion of the Phase 1 trial included 34 patients treated with clinically active dose levels, 2.9 mg/kg or higher, of which 31 patients had post-baseline scans and were evaluable for RECIST response. At the data cutoff of October 30, 2020, median time on treatment was 19 weeks and 10 patients remained on treatment. Results out of 31 evaluable patients included:

•

10 patients (32%) met RECIST criteria for response, of which, one patient achieved a complete response and nine patients achieved a partial response (three confirmed partial responses and six unconfirmed partial responses);

•	23 patients (74%) achieved disease control (stable disease, partial response or complete response) at 12 weeks;
•	18 patients (58%) achieved disease control at 16 weeks; and
•	Four patients (13%) were on treatment for 52 weeks, of which, three patients remain on treatment beyond 64 weeks.

STRO-002 continues to be well-tolerated and 86% of all treatment-emergent adverse events were Grade 1 or 2. Of note, prophylactic corticosteroid eye drops have not been required and no ocular toxicity signals have been observed. The most common Grade 3 and 4 treatment-emergent adverse events were reversible neutropenia. Grade 3 arthralgia (15.4%) and neuropathy (7.7%) were observed and managed with standard medical treatment, including dose reductions or delays without evidence of compromised efficacy.

Although a maximum tolerated dose was not reached, we have identified dose levels of 4.3 and 5.2 mg/kg to study in the dose-expansion portion of the Phase 1 trial. We expect to report updated dose-escalation data for STRO-002 in the first half of 2021. For the dose-expansion portion, we dosed the first patient in January 2021 and are treating less heavily pre-treated ovarian cancer patients. We expect to report initial dose-expansion data in the second half of 2021. Additionally, initiation of a STRO-002 combination expansion cohort in ovarian cancer and an expansion cohort for FolRa-selected endometrial cancer is planned for the second half of 2021.

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

Under the 2018 Merck Agreement, we received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to our technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage us to continue these activities for a third program upon the payment of an additional amount. The option to expand activities to a third program expired in January 2021; the research phase of the collaboration continues, focusing on two cytokine derivative programs for cancer.

In March 2020, Merck exercised its option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which, pursuant to the terms of the 2018 Merck Agreement, triggered a payment of $5.0 million to us.

In August 2020, we entered into a Pre-Clinical and Clinical Supply Agreement with Merck, wherein Merck requested us to provide manufacturing services, including clinical product supply, upon completion of the research programs under the 2018 Merck Agreement. The consideration for the services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for the clinical product supply.

We are also eligible to receive aggregate contingent payments of up to approximately $0.5 billion for each of the target programs selected by Merck, assuming the development and sale of the related therapeutic candidates and all possible indications identified under the collaboration. If one or more products from each of the target programs are developed for non-oncology or a single indication, we will be eligible for reduced aggregate milestone payments. In addition, we are eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

Merck may terminate the 2018 Merck Agreement at any time with 60 days’ prior written notice. Either we or Merck has the right to terminate the 2018 Merck Agreement based on the other party’s uncured material breach or bankruptcy.

Celgene Collaboration

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary of BMS. In connection with such acquisition, BMS assumed the rights and obligations of the 2014 Celgene Agreement, 2017 Celgene Agreement and 2018 Celgene Master Services Agreement. However, except for the presentation in the tables, we will continue to refer to our agreements with Celgene throughout this Form 10-K as being with Celgene.

In September 2014, we signed a Collaboration and License Agreement with Celgene to discover and develop bispecific antibodies and/or “ADCs”, focused primarily on the field of immuno-oncology, using our proprietary integrated cell-free protein synthesis platform, XpressCF®. In August 2017, we entered into an amended and restated collaboration and license agreement with Celgene to refocus the collaboration on four programs that were advancing through preclinical development, including an ADC program targeting B cell maturation antigen, or the BCMA ADC.

Upon signing the Celgene Agreement in 2014, we received an upfront, nonrefundable payment totaling $83.1 million.

In March 2015, we received a $15.0 million contingent payment from Celgene that provided Celgene a right to access certain of our technology for use in conjunction with certain Celgene intellectual property. In June 2016, we received a $25.0 million milestone upon completion of certain preclinical activities. Additionally, in June 2016, we earned a $10.0 million substantive milestone for certain manufacturing accomplishments.

In August 2017, we received an option fee payment of $12.5 million from Celgene. In each of October 2017 and December 2018, we received a $10.0 million milestone for certain manufacturing accomplishments.

In May 2019, the FDA cleared the IND for the BCMA ADC, which was discovered and is being manufactured by us and is the first collaboration program IND. Celgene has worldwide development and commercialization rights with respect to the BCMA ADC. We will continue to be responsible for clinical supply manufacturing and certain development services for the BCMA ADC and are eligible to receive from Celgene aggregate development and regulatory contingent payments of up to $275.0 million, if approved in multiple indications, and tiered royalties ranging from mid to high single digit percentages on worldwide sales of any resulting commercial products.

With respect to the remaining three collaboration programs (BCMA-CD3, PD1-LAG3 and PD1-TIM3), during the second quarter of 2019 Celgene notified us that it decided not to exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene was not required to pay us the $12.5 million option maintenance fee that would have been due upon IND clearance for the first collaboration program, as described above. Consequently, the U.S. clinical development and commercialization rights to the other three collaboration programs remain owned by us, without any further option to Celgene. Further, upon the expiration of the research term defined by the Celgene agreement, ex-U.S. clinical development and commercialization rights to these three collaboration programs reverted to us in the third quarter of 2020. Therefore, we now solely hold worldwide rights to the BCMA-CD3, PD1-LAG3 and PD1-TIM3 programs.

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

Celgene may terminate the Celgene Agreement at any time with 120 days’ prior written notice. Either we or Celgene has the right to terminate the Celgene Agreement based on the other party’s uncured material breach, challenge of the validity and enforceability of intellectual property, or bankruptcy.

EMD Serono Collaboration

We signed a Collaboration Agreement and a License Agreement with EMD Serono in May 2014 and September 2014, respectively, which were entered into in contemplation of each other. The Collaboration Agreement was subsumed into the License Agreement (the “MDA Agreement”), which agreement is to develop

ADCs for multiple cancer targets. Our collaboration with EMD Serono has yielded a novel bispecific ADC product candidate targeting EGFR and MUC1, known as M1231, for which an IND submission was filed in the second half of 2020 and which is currently under investigation in a Phase 1 trial for the treatment of solid tumors, including metastatic non-small cell lung cancer and esophageal squamous cell carcinoma.

Upon signing the Collaboration Agreement, we received an upfront, nonrefundable, non-creditable payment totaling $10.0 million. Upon signing the MDA Agreement, we received an additional upfront, nonrefundable, non-creditable payment totaling $10.0 million and will receive financial support for research and development services to be provided by us, based on an agreed-upon level of FTE personnel effort and related reimbursement rate. Under a supply agreement with EMD Serono, we provide them with product candidate materials for IND-enabling and Phase 1 clinical studies. The consideration for any related services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for providing the materials.

We are eligible to receive up to $52.5 million for M1231 under the MDA Agreement, primarily from pre-commercial contingent payments, of which we have earned and received a $1.5 million payment and a $1.0 million payment in 2019 and 2020, respectively. In addition, we are eligible to receive tiered royalties ranging from low-to-mid single digit percentages, along with certain additional one-time royalties, on worldwide sales of any commercial products that may result from the MDA Agreement. The MDA Agreement term expires on a product-by-product and country-by-country basis. Upon expiration, EMD Serono will have a fully paid-up, royalty-free, perpetual, and irrevocable non-exclusive license, with the right to grant sublicenses, under certain of our intellectual property rights. EMD Serono may terminate the MDA Agreement at any time with 90 days’ prior written notice or upon the inability of us to provide EMD Serono access to a specified number of cancer drug targets. Either we or EMD Serono has the right to terminate the MDA Agreement based on the other party’s uncured material breach or bankruptcy.

Stanford License

In October 2007, we entered into an Amended and Restated Exclusive Agreement, or the Stanford License, with the Board of Trustees of the Leland Stanford Junior University, or Stanford, that grants us an exclusive license, with the right to sublicense, under the patent rights owned by Stanford covering certain technology rights related to our XpressCF™ expression system.

We are required to make milestone payments to Stanford of up to approximately $930,000 on the accomplishment of certain development and regulatory milestones, of which $180,000 has been paid through December 31, 2020 with a $750,000 payment due upon first commercial sale of the first licensed product consisting of a molecule or compound covered by the licensed patent rights, or the 14th anniversary of the Stanford License in October 2021. Additionally, we owe Stanford annual license maintenance fees of $75,000, which may be creditable against earned royalties in such year, and are required to reimburse Stanford for ongoing patent-related costs. We are also required to pay to Stanford low single digit royalties on net sales and to share any sublicensing income received related to the licensed technology. We may terminate the agreement at any time upon 30 days’ written notice.

Vaxcyte (formerly known as SutroVax) Relationship

In 2013, we and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for Vaxcyte, Inc., or Vaxcyte, with which we have a license agreement and a supply agreement. Under the license agreement, Vaxcyte has the right to use the XpressCF® and XpressCF+™ Platforms to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. The lead program for Vaxcyte is a broad-spectrum pneumococcal conjugate vaccine. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF™ and other materials to Vaxcyte. Vaxcyte is progressing their broader spectrum pneumococcal conjugate vaccine through preclinical development.

In May 2018, we entered into a Supply Agreement with Vaxcyte, wherein Vaxcyte engaged us to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus arrangement.

We retain a less than 4% ownership interest in Vaxcyte and are eligible for four percent royalties on worldwide net sales of any vaccine candidates for human health use under the license agreement. Also, we retain the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

Manufacturing

We have significant expertise in the production of therapeutic biologics. Our proprietary XpressCF® Platform is a cell-free protein synthesis technology that enables rapid and systematic process development, streamlined scale-up and cGMP manufacturing.

Extract and Reagents

We manufacture our cell-free extract and related reagents in our cGMP manufacturing facility in San Carlos, California for our clinical trials and supply commitments. If we are successful in developing an effective strategic relationship with a contract manufacturing organization, or CMO, we would consider supplementing our manufacturing capacity by outsourcing the production of cell-free extract and related reagents to one or more such CMO(s) to cover our needs during product launch and for long-term commercial supply.

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

Competition

The biotechnology and biopharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary XpressCF® Platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS, GlaxoSmithKline PLC, Merck, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A and companies focused on ADCs, such as Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Mersana Therapeutics, Inc., or Mersana, Seagen, Inc., Genentech, Inc., or Genentech, Immunomedics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from monoclonal antibodies such as Genentech’s Herceptin; ADCs, such as Genentech’s Kadcyla; to immune checkpoint inhibitors, such as BMS’s Opdivo; to T cell-engager immunotherapies, such as Amgen, Inc.’s Blincyto; and CAR-T cell therapies such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation, corticosteroids, immunotherapy and targeted therapy. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical, manufacturing, marketing, sales, supply and human resources or experience than we have. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our XpressCF® platform technology, platform and product candidates. Our patent portfolio as of December 31, 2020 contained 28 U.S. issued patents and 166 patents issued in ex-U.S. jurisdictions including Europe, China, Japan, Australia and Singapore and 36 U.S. pending applications as well as 75 patent applications pending in ex-U.S. jurisdictions including Europe, China, Japan, Australia and Singapore owned solely by us. These patents and patent applications include claims relating to:

•	bacterial strains, and extracts prepared therefrom, comprising an engineered Release Factor 1 protein, which facilitates incorporation of non-natural amino acids into proteins;
•	bacterial strains, and extracts prepared therefrom, comprising combinations of chaperone proteins, which facilitate expression of complex eukaryotic proteins in bacterial extracts;
•	antibodies containing one or more non-natural amino acids at defined positions in their amino acid sequences;
•	antibodies targeting receptors of interest, including CD74, FolRα and BCMA;
•	ADCs targeting receptors of interest, including CD74, FolRα and BCMA;
•	hemiasterlin, both as a cytotoxin and as a linker-warhead, which is used in our STRO-002 product candidate; and
•

para-azidomethylphenylalanine, or pAMF, and proteins comprising pAMF, our workhorse non-natural amino acid which is primarily used when we conjugate molecules to proteins produced with our XpressCF+™ Platform.

Our issued patents, and any patents that may issue from our pending patent applications, in our solely owned patent portfolio are expected to expire between January 2030 and November 2041, absent any patent term adjustments or extensions.

In addition, we have exclusively licensed the following patent portfolio from Stanford: 12 U.S. issued patents and 39 patents issued in ex-U.S. jurisdictions including Europe, China, Canada, India, Australia, South Korea, Eurasia and Singapore. This patent portfolio includes claims relating to methods related to in vitro protein synthesis that we use in our XpressCF® Platform when discovering, developing and manufacturing our product candidates.

Remaining patents in our patent portfolio licensed from Stanford are expected to expire between September 2021 and January 2028, absent any patent term adjustments or extensions.

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

The following table describes the material patents and patent applications owned or licensed by us.

Patent Relevance	Ownership	Type of Patent Protection	Expiration or Anticipated Expiration (absent patent term extension or adjustment)	Pending Jurisdictions	Issued Jurisdictions
XpressCF® Platform	In licensed from Stanford	Utility	2023	None	US, AU, CA, EP, JP
XpressCF® Platform	Owned by Sutro	Utility	2033	US, CA	US, AU, CN, EP, IL, IN, JP, KR, SG
XpressCF® Platform	Owned by Sutro	Utility	2034	US, CA, EP, HK, IN, KR, SG	US, AU, CN, IL, JP
XpressCF® Platform	Owned by Sutro	Utility	2034	None	EP
XpressCF® Platform	Owned by Sutro	Utility	2035	None	US, EP
XpressCF® Platform	Owned by Sutro	Provisional	2041	US	None
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, EP, IN	US, AU, CN, EP, HK, JP, KR, SG
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, EP, JP	US, AU, EP, CN, HK, IL, IN, KR, SG
STRO-001	Owned by Sutro	Utility	2035	US, EP	EP
STRO-001	Owned by Sutro	Utility	2037	US, EP, HK	None
STRO-001	Owned by Sutro	Utility	2037	AU, BR, CA, CN, IL, JP, KR, MX, NZ, RU, SG, ZA	None
STRO-001	Owned by Sutro	Utility	2038	US, EP	None
STRO-002	Owned by Sutro	Utility	2037	US, EP	None

Patent Relevance	Ownership	Type of Patent Protection	Expiration or Anticipated Expiration (absent patent term extension or adjustment)	Pending Jurisdictions	Issued Jurisdictions
STRO-002	Owned by Sutro	Utility	2038	US, AU, BR, CA, CN, EP, IL, JP, KR, MX, NZ, RU, SG, ZA	US
STRO-002	Owned by Sutro	Utility	2036	US, AU, BR, CA, CN, EP, IL, IN, JP, KR	US, SG

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

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2030 to 2035, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2040, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $2,875,000 for Fiscal Year 2021. The applicant under an approved BLA is also subject to an annual program fee, currently exceeding $336,000 per prescription drug product for Fiscal Year 2021. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the FDA’s accelerated approval regulations, the FDA may approve a biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

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

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $365,000 for most PMAs for Fiscal Year 2021. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results between multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

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

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Additional jurisdictions, such as the City of Chicago and the District of Columbia, require pharmaceutical sales representatives to be licensed and meet continuing education requirements. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of the ACA, including measures taken during the Trump administration. By way of example, the Tax Cuts and Jobs Act of 2017, or the TCJA, was enacted and included, among other things, a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the U.S. Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is unclear when a decision will be made or how the Supreme Court will rule. It is also unclear how other efforts to repeal, replace, modify or challenge the ACA will impact the ACA. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on its business.

The 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater marketplaces, which may have the effect of relaxing essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions, as well as potential future shutdowns of the U.S. federal government, may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law.

Human Capital Resources

As of December 31, 2020, we had 191 full-time employees, 11 full-time contract employees and one part-time contract employee. Of these employees, 48 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

We recognize that attracting, motivating, and retaining talent at all levels is vital to continuing our success. We invest in our employees in many ways, including through high-quality benefits and various health and wellness initiatives and offer competitive compensation packages (base salary and incentive plans), ensuring fairness in internal compensation practices. The principal purposes of our incentive plans (bonus and equity) are to provide retention incentives that align with the long-term interests of our stakeholders and stockholders.

To further engage and incentivize our workforce, we also offer a range of opportunities to support professional development and growth. We support ongoing education by providing an appropriate level of reimbursement for courses which are related to an individual’s current or future position, we support our scientific team through encouraging their in-person and/or virtual attendance at conferences and symposia which further their development and we have a robust internal transfer practice to engage our current talent in growth opportunities within and outside of their functional areas. We embarked upon a Company-wide leadership development program which offered the opportunity for every employee to continue to build upon their learning. For our talent pipeline assessment and development, we work closely with individual scientific and business functional leaders to identify our high-performing and high-potential employees, by conducting a company-wide talent assessment and calibration. This assessment is completed annually to ensure we tie together our incentives, development, and recognition to retain and attract the people we need to drive our success.

We provide our team with ongoing resources aimed at both mental and physical health. We work closely with our Employee Assistance Plan which provides important mental health services and resources. We have a health and wellness initiative which encourages healthy behaviors aimed at creating positive life-long habits. We have a culture of collaboration and collaborative principles which we are intentional about fostering. Our initiatives on Diversity, Equity, Inclusion and Belonging aim to learn, listen and act in support of these principles. We are actively involved in our community through, among other things, mentoring underserved communities and supporting the philanthropic interests of our employees and patients.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks are:

•

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, is beginning to impact the availability of routine materials for our business, which may cause delays in our research, development and/or manufacturing activities.

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

Risks Related to Our Business

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 is having an impact on our business.

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

We are beginning to experience the impact of the COVID-19 outbreak on our business, including due to delays in the availability of materials routinely used in biologic therapeutic development and manufacturing, which may cause delays in our research, development and/or manufacturing activities, but overall patient enrollment and treatment remains on track. Most notably, certain consumables used in our development and manufacturing processes have been allocated, based on the Defense Priorities and Allocations System, or DPAS, rules currently in effect, first to production of COVID-19 therapeutic and prophylactic products and then next to production of approved products, with production of products under clinical investigation taking last priority. For example, we have not been able to procure certain filters used for GMP manufacture of our and our partners’ product candidates in the time frame we were expecting, placing the timeline for manufacture of such product candidates at risk. Further, routine materials such as disposable bags, filters, and chromatography resins have become limited in supply and placed the timeline for development of the process to manufacture another one of our partners’ projects at risk. We are attempting to mitigate these risks by ordering sufficient materials to provide a safety stock in reserve and by sourcing some of these materials from our partners’ safety stock. These impacts and any future impacts from the COVID-19 pandemic may adversely affect our research, development and/or manufacturing activities, which could negatively impact our business, financial condition and operations.

As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

•	Additional delays or difficulties in enrolling and retaining patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	changes in protocol-specified procedures that lead to missing data (e.g., reduced or postponed patient visits, missed lab tests and scans, and patient discontinuation);
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

41

•

interruption of key clinical trial activities, such as clinical assessments at pre-specified timepoints during the trial and clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

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

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials, research activities, preclinical studies and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including emergency use authorizations by the FDA for specified use of certain vaccines believed to be potentially beneficial against certain strains of COVID-19.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of December 31, 2020, had an accumulated deficit of $227.9 million. For the years ended December 31, 2020 and December 31, 2019, our net loss was $32.1 million and $55.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The net loss for the year ended December 31, 2020 included the benefit from the non-operating, unrealized gain of $41.5 million related to our holdings of Vaxcyte common stock. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of December 31, 2020, we had $326.5 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our product candidates, STRO-001 is in the dose escalation phase and STRO-002 is in the dose escalation and dose expansion phase of their respective Phase 1 clinical trials, and enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for CC-99712, a BCMA ADC candidate resulting from our BMS collaboration, and a Phase 1 clinical trial was initiated in the first quarter of 2021 for M1231, a MUC1-EGFR bispecific ADC resulting from our EMD Serono collaboration. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business, financial condition, results of operations and prospects.

Additionally, we have in the past and may in the future create benchmark molecules for comparative purposes.  For example, we have created a benchmark folate receptor-alpha, or FolRα targeting antibody-drug conjugate, or ADC, using conventional technology that results in a heterogeneous ADC mixture. We have compared STRO-002 to this benchmark molecule in multiple preclinical models. We believe the results of these tests help us understand how the therapeutic index of STRO-002 compares to competitors’ product candidates. However, we cannot be certain that any benchmark molecule that we create is the same as the molecule we are attempting to recreate, and the results of the tests comparing any such benchmark molecule to any other potential or current product candidate may be different than the actual results of a head-to-head test of any such other potential or current product candidate against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of our potential or current product candidates, and to understand their therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

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

To date, we have tested our first clinical stage product candidates, STRO-001 and STRO-002, our partner BMS has tested CC-99712, and our partner EMD has tested M1231 in a limited number of clinical trial patients. We may ultimately discover that our XpressCF® Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® Platform. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® Platform and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval.

We presented updated data from our STRO-001 Phase 1 trial in December 2020.  As of October 30, 2020, most treatment emergent adverse events were grade 1 or 2, with the most common grade 1-2 treatment emergent adverse events of nausea, fatigue, chills, anemia, headache, dyspnea, abdominal pain, vomiting, decreased appetite and pyrexia, and no ocular or neuropathy toxicity signals have been observed. Two grade 3 and no grade 4 treatment emergent adverse events were observed, one instance each of anemia and dyspnea. Subsequent to a previously announced protocol amendment in 2019 requiring pre-treatment screening imaging for patients at risk for thromboses, no thromboembolic events have been observed.

We presented updated data from our STRO-002 Phase 1 trial in December 2020.  Based on data from the trial through October 30, 2020, STRO-002 was generally well tolerated and was mostly associated with mild adverse events.  Eighty-six percent (86%) of observed adverse events were grade 1 or grade 2 and prophylactic corticosteroid eyedrops have not been necessary.  The most common Grade 3 and 4 treatment-emergent adverse events were reversible neutropenia. Grade 3 arthralgia (15.4%) and neuropathy (7.7%) were observed and managed with standard medical treatment, including dose reductions or delays without evidence of compromised efficacy.

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

Since 2014, we have entered into collaborations with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, or BMS, and Merck KGaA, Darmstadt Germany (operating in the United States under the name “EMD Serono”, the biopharmaceutical business of Merck KGaA, Darmstadt, Germany in the US) to develop certain cancer and other therapeutics. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

50

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

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed Phase 1 clinical trial use of our product candidates STRO-001 and STRO-002 and our partner BMS’s CC-99712 product candidate, and our partner EMD Serono’s M1231 product candidate, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

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

We have entered into collaborations with other biotechnology companies to develop several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. Substantially all of our revenue to date has been derived from our existing collaboration agreements with Merck, BMS and EMD Serono, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene, now BMS, was advancing four preclinical collaboration programs, one of which is CC-99712, an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. BMS has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA cleared the IND application and a Phase 1 clinical trial has commenced enrolling patients. In 2019, Celgene, now BMS, decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, Celgene did not pay us the $12.5 million option maintenance fee due on IND clearance for the first collaboration program described above. Additionally, while BMS had ex-U.S. rights to three additional collaboration programs (BCMA-CD3, PD1-LAG3, and PD1-TIM3), since certain program milestones were not achieved by BMS by September 26, 2020, the ex-U.S. rights to those collaboration programs automatically reverted to us at no cost to us. Therefore, we now solely hold worldwide rights to the three programs. EMD Serono has advanced a collaboration program, M1231, a MUC1-EGFR bispecific ADC, into a Phase 1 clinical trial in the first quarter of 2021. EMD Serono has worldwide rights to M1231 and sole discretion in the clinical development and commercialization of this product. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

Manufacturing is a vital component of our business strategy. To ensure timely and consistent product supply we currently use a hybrid product supply approach wherein certain elements of our product candidates are manufactured internally at our manufacturing facilities in San Carlos, California, and other elements are manufactured at qualified third-party CMOs. Since our own manufacturing facilities may be limited or unable to manufacture certain of our preclinical and clinical trial product materials and supplies, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborator’s needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to rely on our or their manufacturing facilities for the manufacture of elements of our product candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty applying such skills or technology ourselves, or in transferring such to another third party. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines; and we may be required to repeat some of the development program. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

57

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® Platform, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS, GlaxoSmithKline PLC, Merck, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A and companies focused on ADCs, such as Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Seagen, Inc., Genentech, Inc., or Genentech, Immunomedics, Inc., Mersana Therapeutics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from monoclonal antibodies such as Genentech’s Herceptin; ADCs, such as Genentech’s Kadcyla; to immune checkpoint inhibitors such as BMS’s Opdivo; to T cell-engager immunotherapies such as Amgen, Inc.’s Blincyto; and to CAR-T cell therapies such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell-based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation, corticosteroids, immunomodulating agents, and targeted therapy. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

Many of our competitors, either alone or with strategic partners, have significantly greater financial, technical, manufacturing, marketing, sales, supply, and human resources or experience than we have. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive, or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

As of December 31, 2020, we had 191 full-time employees.  As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Price controls imposed in the U.S. may affect our future profitability.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in recent Executive Orders, several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Current and future presidential budget proposals and future legislation may contain further drug price control measures that could be enacted. Congress and current and future U.S. presidential administrations may continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If such pricing controls are enacted and are set at unsatisfactory levels, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Moreover, our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor social media communications, there is risk that the unauthorized use of social media by our employees to communicate about our products or business, or any inadvertent disclosure of material, nonpublic information through these means, may result in violations of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact on our business, financial condition and results of operations.

We depend on our information technology systems, and any failure of these systems, or those of our CROs, third-party vendors, or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information health information, and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, third-party vendors, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our CROs or other contractors or consultants we may utilize to mitigate network security problems, bugs, viruses, worms, phishing attempts, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We have incurred successful phishing attempts in the past, and although believe that these attempts were detected and neutralized prior to any significant impact to our business and we have implemented additional measures to prevent such attacks, we may still be subject to similar attacks in the future. We are also aware of publicly disclosed security breaches at certain third-parties on which we rely, although we have not been informed of any resulting breach to our data.  If such an event were to occur, whether to us or a third-party on which we rely, and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018, or the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, reputation, results of operations, financial condition and prospects.

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

The Loan and Security Agreement we entered into in February 2020 with Oxford and SVB contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the Loan and Security Agreement, the lenders will be able to declare all obligations immediately due and payable and take control of our collateral, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the rights of Oxford and SVB to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford, acting as collateral agent for the lenders, could declare a default under the Loan and Security Agreement upon the occurrence of any event that Oxford and SVB interpret as a material adverse change as defined under the Loan and Security Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the collateral agent of an event of default could significantly harm our business, financial condition, results of operations and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be affected adversely.

Our research, development and manufacturing involve the use of hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities in South San Francisco and San Carlos, California that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. We believe our procedures for storing, handling and disposing these materials in our South San Francisco and San Carlos facilities comply with the relevant guidelines of the two municipalities, the county of San Mateo, the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. While we maintain pollution legal liability insurance for our manufacturing facility in San Carlos, California, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials in our other locations. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the 2017 Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act may be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the 2017 Tax Act. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Based on Section 382 studies performed for certain prior periods, it is more likely than not that we experienced an ownership change on November 20, 2019, and may have experienced other ownership changes in the past, and may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Our investment in Vaxcyte is subject to risk

As of December 31, 2020, we held Vaxcyte common stock with a fair value of $41.6 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions, and could greatly impact healthcare and the pharmaceutical industry.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and, subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

There have been legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA, including measures taken during the Trump administration. By way of example, the Tax Cuts and Jobs Act, or the TCJA, was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the U.S. Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

The 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater marketplaces, which may have the effect of relaxing essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A joint select committee on deficit reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the

2% Medicare sequester through March 31, 2021. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

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

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate.  Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The CCPA came into effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, which expands upon the CCPA, was passed in the recent election on November 3, 2020. The CCPA has created new individual privacy rights and places increased privacy and security obligations on entities handling personal information. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. The CCPA and CPRA may significantly impact our business activities and require substantial compliance costs that adversely affect our business, operating results, prospects and financial condition. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. State laws are changing rapidly and there is discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted. Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, Virginia, New Hampshire, Illinois and Nebraska. Such new privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and could impact business strategies and the availability of previously useful data.

Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. For example, the EU’s General Data Protection Regulation, or GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom, or UK, implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. From the beginning of 2021 (when the transitional period following Brexit expires), we will have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services, reduce overall demand for them. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Additionally, on July 16, 2020, the Court of Justice of the European Union, or the Court of Justice, invalidated the European Union-United States, or EU-U.S., Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board, or the EDPB, issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers.

To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the European Economic Area, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses for comment. While the comment period ended in December 2020, the European Commission is expected to finalize and implement the new Standard Contractual Clauses in early 2021. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Further, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the European Economic Area to the UK. The EU is expected to either issue an adequacy decision for such transfers in early 2021, or an adequacy mechanism such as the Standard Contractual Clauses will be required for transfer of personal information from the European Economic Area to the UK.  Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. If we are required to implement additional measures to transfer data from the European Economic Area, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.

In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, and adversely affect our business. Additionally, all of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The tax reform legislation signed into law on December 22, 2017 reduced the amount of the qualified clinical research costs for a designated orphan product that a sponsor may claim as a credit from 50% to 25%. This may further limit the advantage and may impact our future business strategy of seeking the Orphan Drug Designation.

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

We expect our operating results to be subject to quarterly and annual fluctuations. Our net income or loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to the ongoing development of our XpressCF® Platform, our product candidates or future development programs;
•	the fair value of our holding of common stock of Vaxcyte;
•	results of preclinical and clinical trials, or the addition or termination of clinical trials or funding support by us, or existing or future collaborators or licensing partners;
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

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our stockholders. Stockholders who do bring a claim in the specified courts could face additional litigation costs in pursuing any such claim. The specified courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find these provisions of our governance documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our principal executive office is located in South San Francisco, California, where we lease a total of approximately 52,200 square feet of office and laboratory space in two buildings. The lease under each of our South San Francisco buildings expires in November 2021. On September 3, 2020, we entered into a sublease agreement for approximately 115,466 square feet, located in South San Francisco, for the headquarters for our administrative, research and development and other activities, which sublease expires in December 2027.

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

Market Information for Common Stock

Our common stock is listed on The Nasdaq Global Market under the symbol “STRO.”

Holders of Record

As of March 11, 2021, there were approximately 87 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on September 27, 2018 (the first day of trading of our common stock), through December 31, 2020 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended, or Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PERFORMANCE CHART
Sutro Biopharma (STRO)
Nasdaq Composite Index (IXIC)
Nasdaq Biotech Index (^NBI)
160.00
140.00
120.00
100.00
80.00
60.00
40.00
9/27/2018
12/31/2018
3/29/2019
6/28/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020

Trade Date	Sutro Biopharma (STRO)	Nasdaq Composite Index (IXIC)	Nasdaq Biotech Index (^NBI)
9/27/2018	100.00	100.00	100.00
12/31/2018	59.34	82.51	79.47
3/29/2019	74.93	96.11	91.71
6/28/2019	74.87	99.56	89.51
9/30/2019	59.80	99.47	81.67
12/31/2019	72.37	111.57	98.87
3/31/2020	67.11	95.75	88.57
6/30/2020	51.05	125.08	112.21
9/30/2020	66.12	138.87	111.15
12/31/2020	142.83	160.26	124.26

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

The following tables summarize our selected financial data for the periods and as of the dates indicated. We have derived our selected statements of operations data for the years ended December 31, 2020, 2019, and 2018 and the balance sheet data as of December 31, 2020 and 2019 from our audited financial statements included elsewhere in this report. The selected statements of operations data for the years ended December 31, 2017 and 2016 and the selected balance sheet data as of December 31, 2018, 2017 and 2016 has been derived from our audited financial statements which are not included in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. On January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. As such, revenue for the year ended December 31, 2020 and 2019 were recorded under ASC 606, while revenue for the years ended December 31, 2018, 2017 and 2016 were recorded under ASC 605. You should read the selected financial data below together with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
		(In thousands, except share and per share amounts)
Statements of Operations Data:
Revenue (including amounts from related parties of $2,813, $22,536, $18,966, $44,606 and $54,001 during the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively) (1)	$42,722	$42,736	$38,419	$51,741	$59,731
Operating expenses:
Research and development	76,961	65,612	54,262	54,639	43,550
General and administrative	36,818	32,592	21,380	16,374	14,817
Total operating expenses	113,779	98,204	75,642	71,013	58,367
(Loss) Income from operations	(71,057)	(55,468)	(37,223)	(19,272)	1,364
Interest income	1,508	4,074	1,616	273	251
Unrealized gain on equity securities	41,498	-	-	-	-
Interest and other income (expense), net	(4,077)	(4,350)	290	(689)	87
Net (loss) Income	$(32,128)	$(55,744)	$(35,317)	$(19,688)	$1,702
Net loss per share attributable to common stockholders, basic and diluted (2)	$(0.99)	$(2.43)	$(6.13)	$(43.95)	$-
Weighted-average shares used in computing basic and diluted net loss per share	32,573,469	22,958,577	5,758,875	447,946	407,735

(1)	Merck was a related party until the closing of the Company’s public offering on May 14, 2020. Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.
(2)

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

	As of December 31,
	2020	2019	2018	2017	2016
		(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$206,152	$4,960	$125,298	$22,020	$11,593
Marketable securities	120,341	128,513	79,194	-	35,928
Investment in equity securities	41,644	-	-	-	-
Working capital (deficit) (1)	348,585	95,601	173,523	(6,327)	(493)
Total assets	394,111	156,370	223,139	40,769	69,277
Debt	24,545	9,876	14,724	14,563	-
Redeemable convertible preferred stock warrant liability	-	-	-	1,708	1,193
Redeemable convertible preferred stock	-	-	-	102,505	102,505
Accumulated deficit	(227,873)	(195,745)	(150,328)	(115,011)	(95,323)
Total stockholders’ equity (deficit)	332,048	97,789	131,539	(109,001)	(90,901)
(1)	We define working capital (deficit) as current assets less current liabilities. See our financial statements for further details regarding our current assets and current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage drug discovery, development and manufacturing company focused on deploying our proprietary integrated cell-free protein synthesis platform, XpressCF®, to create a broad variety of optimally designed, next-generation protein therapeutics, initially for cancer. We aim to design therapeutics using the most relevant and potent modalities, including cytokine-based therapeutics, immuno-oncology, or I/O, agents, antibody-drug conjugates, or ADCs, and bispecific antibodies that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF® Platform to create medicines with improved therapeutic profiles for areas of unmet need.

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

We have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck, a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS, and a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”).

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

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. For the years ended December 31, 2020 and December 31, 2019, our net loss was $32.1 million and $55.7 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The net loss for the year ended December 31, 2020 included the benefit from the non-operating, unrealized gain of $41.5 million related to our holdings of Vaxcyte common stock. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of December 31, 2020, we had an accumulated deficit of $227.9 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing and research and development facilities and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impacts on our clinical studies, employee or industry events, and effects on our collaboration partners, suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business. We are beginning to experience the impact of the COVID-19 pandemic on our business through delays in the availability of materials routinely used in biologic therapeutic development and manufacturing, which may cause delays in our research, development and/or manufacturing activities, but overall patient enrollment and treatment remains on track. We may experience more pronounced disruptions in our operations, liquidity, supply chain, facilities, and clinical trials in the future as well. With respect to our clinical trials, we have experienced minor delays in enrollment and occasional delays in data entry by trial sites, but overall enrollment and treatment remains on track. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-K, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2018 is included in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.

Financial Operations Overview

Revenue

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Celgene (now BMS), Merck and EMD Serono, and to a lesser extent, from manufacturing, supply and services and products we provide to the above collaborators and to Vaxcyte.

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

	Year ended December 31,
	2020	2019
	(in thousands)
Internal costs:
Research and drug discovery	$19,043	$18,041
Process and product development	11,222	9,337
Manufacturing	23,455	22,475
Clinical development	2,637	1,969
Total internal costs	56,357	51,822
External Program Costs:
Research and drug discovery	1,146	1,097
Toxicology and translational science	1,030	1,680
Process and product development	376	245
Manufacturing	11,925	5,444
Clinical development	6,127	5,324
Total external program costs	20,604	13,790
Total research and development expenses	$76,961	$65,612

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

Interest and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs. Additionally, the Company identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment. Other income (expense) in years ended December 31, 2020 and 2019 includes changes in values attributable to the arrangement with the Leukemia & Lymphoma Society, Inc. and the Call Option Plan (each as defined in the notes to our financial statements included elsewhere in this report).

Comparison of the Years Ended December 31, 2020 and 2019

	Year ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Revenue	$42,722	$42,736	$(14)	(0)%
Operating expenses:
Research and development	76,961	65,612	11,349	17%
General administrative	36,818	32,592	4,226	13%
Total operating expenses	113,779	98,204	15,575	16%
Loss from operations	(71,057)	(55,468)	(15,589)	28%
Interest income	1,508	4,074	(2,566)	(63)%
Unrealized gain on equity securities	41,498	-	41,498	*
Interest and other expense, net	(4,077)	(4,350)	273	(6)%
Net loss	$(32,128)	$(55,744)	$23,616	(42)%
*	Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Bristol-Myers Squibb Company ("BMS") (1)	$11,407	$11,321	$86	1%
Merck Sharp & Dohme Corporation ("Merck") (2)	26,075	21,458	4,617	22%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	5,042	8,879	(3,837)	(43)%
Vaxcyte (3)	198	1,078	(880)	(82)%
Total revenue	$42,722	$42,736	$(14)	(0)%
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in the fourth quarter of 2019.
(2)	Merck was a related party until the closing of our public offering on May 14, 2020.
(3)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

Total revenue decreased by $14,000, or 0%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. This was primarily due to an increase of $4.6 million from Merck which reflects a $5.9 million increase in ongoing performance and research and development services, partially offset by a $1.3 million decrease related to the financing component associated with the upfront payment, and a $0.1 million net increase from Celgene, of which $1.1 million was an increase in research and development services and contract research and manufacturing activities supporting clinical trial supply, offset by a $1.0 million decrease due to the completion in September 2020 of recognition of the transaction price. Additionally, there was a decrease $0.9 million from Vaxcyte under the supply agreement and a decrease of $3.8 million from EMD Serono due to a $4.0 million decrease from the completion in May 2019 of recognition of the transaction price, and a decrease of $1.5 million from a contingent payment earned in 2019, partially offset by a $1.0 million milestone earned in 2020 and a $0.7 million increase under the supply agreement.

Research and Development Expense

Research and development expense increased by $11.3 million, or 17%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due primarily to increases of $7.0 million in consulting and outside services, $5.8 million in personnel-related expenses due to higher headcount, and $1.1 million in facilities-related expenses, partially offset by decreases of $2.3 million in laboratory supplies and production materials-related expenses and $0.2 million in travel-related expenses.

General and Administrative Expense

General and administrative expense increased by $4.2 million, or 13%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was due primarily to increases of $2.7 million in personnel-related expenses due to higher headcount, $1.2 million in legal, audit and external services, $0.7 million in insurance and other fees associated with being a public company, and $0.6 million in facilities-related expenses, partially offset by decreases of $0.7 million in IT and equipment-related expenses and $0.3 million in travel-related expenses.

Interest Income

Interest income decreased by $2.6 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, due primarily to a $2.0 million decrease in the amortization of premiums on investments and a $0.6 million decrease in interest income due to declining interest rates in 2020.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $41.5 million during the year ended December 31, 2020, as compared to zero for the year ended December 31, 2019, due primarily to the unrealized gain from the remeasurement of the estimated fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net decreased by $0.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019, due primarily to a $1.3 million decrease in interest expense associated with the financing component related to the 2018 Merck Agreement, partially offset by a $0.1 million increase in other expenses related to the remeasurement of the vested call options under the Call Option Plan and other fees and a $0.9 million increase in interest expense related to our outstanding debt.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of December 31, 2020, we had $326.5 million in cash, cash equivalents and marketable securities, and outstanding debt of $24.5 million and an accumulated deficit of $227.9 million.

2020 Public Offerings

On May 14, 2020, we closed a public offering of 12,650,000 shares of our common stock at a public offering price of $7.75 per share, which included the exercise in full of the underwriters’ option to purchase 1,650,000 shares of common stock. Our net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses, was approximately $91.4 million.

On December 11, 2020, we closed a public offering of 6,900,000 shares of our common stock at a public offering price of $21.00 per share, which included the exercise in full of the underwriters’ option to purchase 900,000 shares of common stock. Our net proceeds from this offering, after deducting underwriting discounts and commissions and other offering expenses, was approximately $135.8 million.

At-The-Market Sales

During the year ended December 31, 2020, we sold an aggregate of 2,614,286 shares of our common stock through our At-the-Market ATM facility, or ATM Facility, pursuant to a sales agreement dated October 4, 2019 with Cowen and Company, LLC, as sales agent. The gross proceeds from these sales were approximately $24.6 million, before deducting fees of approximately $0.8 million, resulting in net proceeds of approximately $23.8 million.

Vaxcyte, Inc. Equity Ownership

In June 2020, Vaxcyte closed an initial public offering of its common stock at a price per share of $16.00. The Vaxcyte common stock held by us is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability due to the presence of a lock-up agreement during certain periods in 2020, with any unrealized gains and losses recorded in our statements of operations. The lock-up agreement expired in December 2020. As of December 31, 2020, we held 1,567,324 shares of Vaxcyte common stock with an estimated fair value of $41.6 million.

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

Under the terms of the Loan and Security Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $5.0 million (the “Term B Loan” and together with the Term A Loan, the “Term Loans”) upon the closing of a new collaboration agreement that includes an upfront payment of at least $50.0 million to us, as determined by Oxford in its sole and absolute discretion (the “Term B Milestone Event”).  We may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone Event and ending on the earliest of (i) December 31, 2020, (ii) the thirtieth (30th) day following the occurrence of the Term B Milestone Event, and (iii) the occurrence of an event of default. The Term B Loan provision lapsed on December 31, 2020, without any related additional borrowings by us.

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

The Loan and Security Agreement contains customary affirmative and restrictive covenants, including covenants regarding incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The Loan and Security Agreement provides that an event of default will occur if, among other triggers, there occurs any circumstances that could reasonably be expected to result in a material adverse change in our business, or operations or condition (financial or otherwise) or a material impairment of the prospect of us to repay any portion of our obligations under the Loan and Security Agreement. The Loan and Security Agreement also includes customary representations and warranties, other events of default and termination provisions.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(67,802)	$(65,023)
Cash provided by (used in) investing activities	604	(51,131)
Cash provided by (used in) provided by financing activities	269,247	(4,184)
Increase (Decrease) in cash, cash equivalents and restricted cash	$202,049	$(120,338)

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $67.8 million. Our net loss of $32.1 million included $41.5 million of unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, and was partially offset by non-cash charges of $11.9 million for stock-based compensation, $4.3 million for depreciation and amortization, $0.2 million related to revaluation of the vested options under the Call Option Plan, $0.5 million for the amortization of premiums on our marketable securities, and $0.3 million for the amortization of debt issuance costs. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $11.5 million, due to a decrease of $15.0 million in our deferred revenue balance from revenue recognized under our collaboration agreements, which were partially offset by an increase of $2.8 million in accrued compensation due to increased headcount and bonuses resulting from certain company goal achievements and a decrease of $0.7 million in accounts receivable from our collaborators.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $0.6 million for the year ended December 31, 2020 was primarily related to purchases of marketable securities of $130.7 million and purchases of property and equipment of $7.1 million, principally for laboratory and manufacturing equipment, offset partially by maturities and sales of marketable securities of $138.4 million.

Cash used in investing activities of $51.1 million for the year ended December 31, 2019 was primarily related to purchases of marketable securities of $196.2 million and purchases of property and equipment of $3.5 million, principally for laboratory and manufacturing equipment, offset partially by maturities and sales of marketable securities of $148.6 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $269.2 million for the year ended December 31, 2020 was primarily related to $251.4 million of net proceeds from the issuance of common stock from our public offering and the sales of common stock pursuant to our ATM Facility, $25.0 million of gross proceeds from our debt refinancing, and $2.8 million of net proceeds received from participants in our employee equity plans and from the exercise of common stock options, partially offset by a $10.0 million repayment of the August 2017 Loan (as defined in Note 7 to our financial statements included elsewhere in this report.

Cash used in financing activities of $4.2 million for the year ended December 31, 2019 was primarily related to principal repayment on the August 2017 Loan of $5.0 million and payment of $0.3 million related to the entry into a sales agreement for an at-the-market offering of our common stock, partially offset by $1.3 million of net proceeds received from participants in our employee equity plans.

Contractual Obligations and Other Commitments

On September 3, 2020, we entered into a sublease agreement, or the Sublease, with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, located in South San Francisco, California (the “Premises”). We expect to use the Premises as our new corporate headquarters and in which to conduct (or expand) research and development activities. The commencement date for the first 85,755 square feet of the Premises (“Initial Premises”) is expected to be by mid-2021 at which time we will occupy the space and commence making monthly payments under the Sublease. We were provided early access to the Sublease space commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work, which resulted in us recording rent expense prior to space occupancy and making actual lease payments.  The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The commencement date for the remaining 29,711 square feet of the Premises (the “Expansion Premises”) is expected to be 24 months following the commencement date on the Initial Premises, although we have the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. Assuming a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $45.5 million, excluding the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit which is reflected as restricted cash in non-current assets on our balance sheet as of December 31, 2020.

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due in the year
	2021	2022-2023	2024-2026	Beyond 2026	Total
	(in thousands)
Contractual obligations:
Debt, principal	$-	$21,875	$3,125	$-	$25,000
Debt, interest	2,046	2,451	21	-	4,518
Operating lease obligations	3,195	-	-	-	3,195
Sublease obligation (1)	2,547	11,493	23,221	8,289	45,550
Total contractual obligations	$7,788	$35,819	$26,367	$8,289	$78,263
(1)

Excludes approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by sublessor for months 7 – 18 of the sublease period, subject to certain terms contained in the Sublease.

In addition, we enter into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice. These payments are not included in this table of contractual obligations.

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

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Celgene (now BMS), Merck and EMD Serono, and to a lesser extent, from manufacturing, supply and services and products we provide to the above collaborators and to Vaxcyte.

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

Milestone and Contingent Payments: At the inception of the arrangement and at each reporting date thereafter, we assess whether we should include any milestone and contingent payments or other forms of variable consideration in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, the associated milestone value is included in the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of each such milestone and any related constraint and, if necessary, adjust our estimate of the overall transaction price. Since milestone and contingent payments may become payable to us upon the initiation of a clinical study or filing for or receipt of regulatory approval, we review the relevant facts and circumstances to determine when we should update the transaction price, which may occur before the triggering event. When we update the transaction price for milestone and contingent payments, we allocate the changes in the total transaction price to each performance obligation in the agreement on the same basis as the initial allocation. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment, which may result in recognizing revenue for previously satisfied performance obligations in such period. Our collaborators generally pay milestones and contingent payments subsequent to achievement of the triggering event.

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards, including the expected term and expected volatility of the underlying stock. We will continue to use judgment in evaluating the expected term and expected volatility utilized for our stock-based compensation calculations on a prospective basis.

The closing sale price per share of our common stock as reported on the Nasdaq Global Market on the date of grant is used to determine the exercise price per share of our stock-based awards to purchase common stock.

Income Taxes

As of December 31, 2020, we had federal net operating loss, or NOL, carryforwards of $193.3 million and federal general business credits from research and development expenses totaling $19.3 million, as well as state NOL carryforwards of $90.8 million and state research and development credits of $13.9 million. If not utilized, the federal NOL carryforwards will expire at various dates beginning in 2032, and the federal credits will expire at various dates beginning in 2023. The state NOL carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Tax Reform Act of 1986, or the Tax Reform Act, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization. We have performed a Section 382 study for the period of June 16, 2003 through December 31, 2019 and concluded that it is more likely than not that we experienced an ownership change on November 20, 2019. This change does not limit our ability to use our existing NOLs within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. We may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. If there is a subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion, or (ii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We had cash, cash equivalents and marketable securities of $326.5 million and $133.5 million as of December 31, 2020 and 2019, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $41.6 million as of December 31, 2020, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of December 31, 2020 would decrease the fair value by $4.2 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of December 31, 2020 and 2019, we had $24.5 million and $9.9 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. This debt matures on March 1, 2024 and will be interest-only through March 1, 2022.  Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 8.	Financial Statements and Supplementary Data

SUTRO BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sutro Biopharma, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 17, 2021

SUTRO BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$206,152	$4,960
Marketable securities	120,341	112,904
Investment in equity securities	41,644	—
Accounts receivable (including amounts from related parties of $0 and $1,050 as of December 31, 2020 and 2019, respectively)	5,559	6,298
Prepaid expenses and other current assets	4,486	4,406
Total current assets	378,182	128,568
Property and equipment, net	12,935	9,633
Marketable securities, non-current	—	15,609
Other non-current assets	2,122	2,545
Restricted cash	872	15
Total assets	$394,111	$156,370
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,544	$5,584
Accrued compensation	8,823	6,017
Deferred revenue—current	14,603	19,465
Debt—current	-	1,000
Other current liabilities	627	901
Total current liabilities	29,597	32,967
Deferred revenue, non-current	6,100	16,195
Deferred rent	1,340	409
Debt—non-current	24,545	8,876
Other noncurrent liabilities	481	134
Total liabilities	62,063	58,581
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of December 31, 2020 and 2019; 0 shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of December 31, 2020 and 2019; 45,752,116 and 23,098,969 shares issued and outstanding as of December 31, 2020 and 2019, respectively	46	23
Additional paid-in-capital	559,746	293,346
Accumulated other comprehensive income	129	165
Accumulated deficit	(227,873)	(195,745)
Total stockholders’ equity	332,048	97,789
Total Liabilities and Stockholders’ Equity	$394,111	$156,370

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue (including amounts from related parties of $2,813, $22,536 and $18,966 during the years ended December 31, 2020, 2019 and 2018, respectively)	42,722	42,736	38,419
Operating expenses
Research and development	76,961	65,612	54,262
General and administrative	36,818	32,592	21,380
Total operating expenses	113,779	98,204	75,642
Loss from operations	(71,057)	(55,468)	(37,223)
Interest income	1,508	4,074	1,616
Unrealized gain on equity securities	41,498	—	—
Interest and other expense, net	(4,077)	(4,350)	290
Net loss	$(32,128)	$(55,744)	$(35,317)
Net loss per share, basic and diluted	$(0.99)	$(2.43)	$(6.13)
Weighted-average shares used in computing basic and diluted net loss per share	32,573,469	22,958,577	5,758,875

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(32,128)	$(55,744)	$(35,317)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(36)	212	(47)
Comprehensive loss	$(32,164)	$(55,532)	$(35,364)

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

Statements of Redeemable Convertible Preferred Stock

and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

					Note		Accumulated
	Redeemable Convertible				Receivable	Additional	Other		Total
	Preferred Stock		Common Stock		from	Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Loss	Deficit	(Deficit) Equity
Balances at December 31, 2017	173,750,421	102,505	465,330	-	(208)	6,218	-	(115,011)	(109,001)
Issuance of Series C and E redeemable convertible preferred stock, net of issuance costs of $644	319,865,282	84,739	-	-	-	-	-	-	-
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with initial public offering	-	-	-	-	-	734	-	-	734
Conversion of redeemable convertible preferred stock and warrants to common stock in connection with initial public offering	(493,615,703)	(187,244)	16,007,762	16	-	187,228	-	-	187,244
Exercise of preferred stock warrants for cash	-	-	20,700	-	-	268	-	-	268
Exercise of common stock options and common stock warrants for cash	-	-	20,726	-	-	134	-	-	134
Issuance of common stock in connection with initial public offering, net of issuance costs of $10,564	-	-	5,667,000	6	-	74,430	-	-	74,436
Issuance of common stock in connection with private placement	-	-	666,666	1	-	9,999	-	-	10,000
Stock-based compensation expense	-	-	-	-	-	2,872	-	-	2,872
Vesting of early exercised shares	-	-	-	-	-	8	-	-	8
Payment of note receivable by stockholder	-	-	-	-	208	-	-	-	208
Net unrealized loss on available-for- sale securities	-	-	-	-	-	-	(47)	-	(47)
Net loss	-	-	-	-	-	-	-	(35,317)	(35,317)
Balances at December 31, 2018	-	$-	22,848,184	$23	$-	$281,891	$(47)	$(150,328)	$131,539
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)	-	-	-	-	-	-	-	10,327	10,327
Exercise of common stock options	-	-	35,204	-	-	180	-	-	180
Issuance of common stock under Employee Stock Purchase Plan	-	-	131,939	-	-	1,260	-	-	1,260
Vesting of restricted stock units	-	-	114,103	-	-	-	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	-	-	(30,461)	-	-	(297)	-	-	(297)
Stock-based compensation expense	-	-	-	-	-	10,312	-	-	10,312
Net unrealized gain on available-for-sale securities	-	-	-	-	-	-	212	-	212
Net Loss	-	-	-	-	-	-	-	(55,744)	(55,744)
Balances at December 31, 2019	-	$-	23,098,969	$23	$-	$293,346	$165	$(195,745)	$97,789
Exercise of common stock options	-	-	171,354	-	-	1,861	-	-	1,861
Issuance of common stock under Employee Stock Purchase Plan	-	-	195,992	-	-	1,285	-	-	1,285
Vesting of restricted stock units	-	-	151,976	-	-	-	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	-	-	(30,461)	-	-	(314)	-	-	(314)
Stock-based compensation expense	-	-	-	-	-	11,917	-	-	11,917
Issuance of common stock warrants in connection with debt refinancing	-	-	-	-	-	619	-	-	619
Issuance of common stock in connection with public offerings, net of issuance costs of $15,686	-	-	19,550,000	20	-	227,232	-	-	227,252
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $777	-	-	2,614,286	3	-	23,800	-	-	23,803
Net unrealized loss on available-for-sale securities	-	-	-		-	-	(36)	-	(36)
Net Loss	-	-	-	-	-	-	-	(32,128)	(32,128)
Balances at December 31, 2020	-	$-	45,752,116	$46	$-	$559,746	$129	$(227,873)	$332,048

See accompanying notes to financial statements

SUTRO BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(32,128)	$(55,744)	$(35,317)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,297	4,777	4,539
Amortization of premium (accretion of discount) on marketable securities	490	(1,457)	(527)
Stock-based compensation	11,917	10,312	2,872
Unrealized gain on equity securities	(41,498)	-	-
Remeasurement of liability awards	19	(115)	(1,827)
Other	587	468	337
Changes in operating assets and liabilities:
Accounts receivable	739	(3,809)	(865)
Prepaid expenses and other assets	(80)	(1,441)	(2,220)
Accounts payable	(947)	2,253	209
Accrued compensation	2,806	(200)	2,578
Other liabilities	22	186	551
Deferred rent	931	(67)	48
Deferred revenue	(14,957)	(20,186)	42,305
Net cash (used in) provided by operating activities	(67,802)	(65,023)	12,683
Investing activities
Purchases of marketable securities	(130,741)	(196,226)	(81,463)
Maturities of marketable securities	116,385	128,576	2,750
Sales of marketable securities	22,000	20,000	-
Purchases of equipment and leasehold improvements	(7,129)	(3,481)	(1,557)
Proceeds from exercise of options for Vaxcyte shares	89	-	80
Net cash provided by (used in) investing activities	604	(51,131)	(80,190)
Financing activities
Proceeds from sales of common stock, net of issuance costs	251,415	(327)
Proceeds from debt refinancing	25,000	-	-
Payments of debt	(10,000)	(5,000)	-
Proceed from exercise of common stock options	1,861	180	134
Taxes paid related to net shares settlement of restricted stock units	(314)	(297)	-
Proceeds from employee stock purchase plan	1,285	1,260	-
Proceeds from payment of note receivable by stockholder	-	-	208
Proceeds from issuances of redeemable convertible preferred stock, net of issuance costs	-	-	84,739
Proceeds from issuances of common stock upon initial public offering, net of issuance costs	-	-	74,436
Proceeds from issuance of common stock in private placement	-	-	10,000
Proceeds from exercise of preferred stock warrants	-	-	268
Proceeds from a research, development and commercialization agreement	-	-	1,000
Net cash provided by (used in) financing activities	269,247	(4,184)	170,785
Net increase (decrease) in cash, cash equivalents and restricted cash	202,049	(120,338)	103,278
Cash, cash equivalents and restricted cash at beginning of year	4,975	125,313	22,035
Cash, cash equivalents and restricted cash at end of year	$207,024	$4,975	$125,313
Supplemental disclosure of cash flow information
Cash paid for interest	$1,675	$1,049	$1,275
Supplemental Disclosures of Non-cash Investing and Financing Information
Purchase of property and equipment included in accounts payable	$546	$270	$205
Offering costs included in accounts payable	$361	$-	$-
Embedded interest associated with program fees	$1,852	$3,144	$-
Warrants issued to lenders	$619	$-	$-
Conversion of redeemable convertible preferred stock and warrants into common stock upon IPO, net of issuance costs	$-	$-	$187,244
Reclassification of redeemable convertible preferred stock warrant liability to equity	$-	$-	$734

See accompanying notes to financial statements

SUTRO BIOPHARMA, Inc.

Notes to Financial Statements

1.Organization and Principal Activities

Description of Business

Sutro Biopharma, Inc. (the “Company”) is a clinical stage drug discovery, development and manufacturing company focused on leveraging its integrated cell-free protein synthesis and site-specific conjugation platform, XpressCF®, to create a broad variety of optimally designed, next-generation protein therapeutics, initially for cancer. The Company was incorporated on April 21, 2003, and is headquartered in South San Francisco, California.

The Company operates in one business segment, the development of biopharmaceutical products.

Liquidity

At-The-Market Sales

During the year ended December 31, 2020, the Company sold an aggregate of 2,614,286 shares of its common stock through its At-the-Market (“ATM Facility”) pursuant to its Common Stock Sales Agreement dated October 4, 2019 with Cowen and Company, LLC, as sales agent. The gross proceeds from these sales were approximately $24.6 million, before deducting fees of approximately $0.8 million, resulting in net proceeds of approximately $23.8 million to the Company.

2020 Public Offerings

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

On December 11, 2020, the Company closed a public offering of 6,900,000 shares of its common stock at a public offering price of $21.00 per share, which included the exercise in full of the underwriters’ option to purchase 900,000 shares of common stock. The gross proceeds from this offering were approximately $144.9 million, before deducting approximately $9.1 million of underwriting discounts and commissions and other offering expenses, resulting in net proceeds of approximately $135.8 million to the Company.

Term Loan

On February 28, 2020, the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”), as the collateral agent and a lender, and Silicon Valley Bank, as a lender (together with Oxford, the “Lenders”), pursuant to which the Lenders agreed to lend the Company up to an aggregate of $25.0 million in a series of term loans (the “Term A Loan”). Upon entering into the Loan and Security Agreement, the Company borrowed $25.0 million from the Lenders, with approximately $9.6 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to a prior loan and security agreement dated August 4, 2017 with the Lenders. The net proceeds from the Term Loans under the Loan and Security Agreement may be used to satisfy the Company’s future working capital needs and to fund its general business requirements.  Please see an expanded discussion on the Loan and Security Agreement in Note 7 Loan and Security Agreement.

The Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2020, there was an accumulated deficit of $227.9 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of December 31, 2020, the Company had unrestricted cash, cash equivalents and marketable securities of $326.5 million, which is available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of December 31, 2020 will enable the Company to maintain its operation for a period of at least 12 months following the filing date of its financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining research and development periods and standalone selling prices under multiple element arrangements, stock-based compensation expense, valuation of marketable securities, impairment of long-lived assets, income taxes and certain accrued liabilities. Actual results could differ from such estimates or assumptions.

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers, suppliers, service providers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from such estimates or assumptions.

Change in Estimate

In the quarter ended March 31, 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with its Exclusive Patent License and Research Collaboration Agreement (the “2018 Merck Agreement”) with Merck, which was a related party until the closing of the Company’s public offering on May 14, 2020. The 2018 Merck Agreement provided for the joint development of up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders. Under the 2018 Merck Agreement, the Company received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to the Company’s technology and the identification and preclinical research and development of two target programs. Under ASC 606, the Company identified five performance obligations under the 2018 Merck Agreement, two of which relate to the performance of services for 1) the first target program and 2) the second target program. At the inception of the 2018 Merck Agreement, the transaction price of $60.0 million was allocated among the performance obligations using the Company’s best estimate of standalone selling price (“SSP”) for each of the associated performance obligations. Revenue allocated to the first and second target programs, which totaled $47.1 million, was being recognized on a proportion of performance basis, using the full-time equivalent (“FTE”) cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program.

In March 2020, the Company adjusted revenue recognized for the first and second target programs as the parties determined additional resources should be assigned to the first target program with a reduction of resources attributed to the second target program. This resulted in a decrease in the measure of proportional performance for the first target program and an increase in the measure of proportional performance for the second target program. These adjustments collectively increased revenues by $1.1 million, decreased net loss by $1.1 million and decreased the Company’s basic and diluted net loss per share by $0.03 for the year ended December 31, 2020.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments Credit Losses, which requires consideration of a broader range of reasonable and supportable information to developing credit loss estimates. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including all interim periods within those years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2020, including all interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including all interim periods within that year.  As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC 842 will be effective for the Company on January 1, 2022.  Originally, entities were required to adopt ASC 842 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU 2018-11 (Topic 842), Leases: Targeted Improvements, which provides entities with an additional transition method. Under ASU 2018-11, entities have the option of initially applying ASC 842 at the adoption date, rather than at the beginning of the earliest period presented, and recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The Company is currently evaluating the impact of adopting this guidance on the Company’s financial statements. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts presented prior to adoption.

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

Under certain agreements, the Company has pledged cash and cash equivalents as collateral. Restricted cash related to such agreements was $0.9 million and $15,000, respectively, as of December 31, 2020 and 2019.

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Balance Sheets to the amount reported within the accompanying Statements of Cash Flows was as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Cash and cash equivalents	$206,152	$4,960	$125,298
Restricted cash	872	15	15
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$207,024	$4,975	$125,313

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

The Company regularly reviews the outstanding accounts receivable, including consideration of factors such as the age of the receivable balance. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts deemed necessary. As of December 31, 2020 and 2019, the Company’s accounts receivable balances were entirely attributable to the Company’s agreements.

Investments in Equity Securities

Subsequent to the closing of the initial public offering (“IPO”) of Vaxcyte, Inc. in June 2020, the fair value of Vaxcyte’s common stock became readily determinable.  As a result, beginning June 2020, Vaxcyte common stock held by the Company is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, with any unrealized gains and losses recorded in the Company’s statements of operations.

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

The Company did not recognize any impairment charges during the years ended December 31, 2020 or 2019. As of December 31, 2020 and 2019, management believes that no revision to the remaining useful lives or write down of the remaining long-lived assets is required.

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

The Company includes any penalties and interest expense related to income taxes as a component of Interest and other income (expense), net, as necessary.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$204,632	$204,632	$-	$-
Commercial paper	42,208	-	42,208	-
Corporate debt securities	25,716	-	25,716	-
Equity securities	41,644	41,644	-	-
Asset-backed securities	12,632	-	12,632	-
U.S. government securities	39,785	39,785		-
Total	$366,617	$286,061	$80,556	$-

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$3,151	$3,151	$-	$-
Commercial paper	4,952	-	4,952	-
Corporate debt securities	69,499	-	69,499	-
Asset-backed securities	27,055	-	27,055	-
U.S. government agency securities	27,007	-	27,007	-
Total	$131,664	$3,151	$128,513	$-

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds and the Vaxcyte common stock shares that we hold.

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

Investments in Equity Securities

Subsequent to the closing of the initial public offering (“IPO”) of Vaxcyte in June 2020, the fair value of Vaxcyte’s common stock became readily determinable.  As a result, beginning June 2020, Vaxcyte common stock held by the Company is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, with any unrealized gains and losses recorded in the Company’s statements of operations.

As of December 31, 2020, the Company held 1,567,324 shares of Vaxcyte common stock with an estimated fair value of $41.6 million. The Company recognized an unrealized gain related to Vaxcyte common stock of $41.5 million for the year ended December 31, 2020. The unrealized gain for the year ended December 31, 2020 was $41.6 million from the change in estimated fair value of Vaxcyte common stock, partially offset by a $0.1 million adjustment related to payment received for call option exercises and a revaluation of a prior preferred stock warrant converted to common stock.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$204,632	$-	$-	$204,632
Commercial paper	42,208	-	-	42,208
Corporate debt securities	25,669	48	(1)	25,716
Asset-based securities	12,593	39	-	12,632
U.S. government securities	39,743	44	(2)	39,785
Total	324,845	131	(3)	324,973
Less amounts classified as cash equivalents	(204,632)	-	-	(204,632)
Total marketable securities	$120,213	$131	$(3)	$120,341

	December 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$3,151	$-	$-	$3,151
Commercial paper	4,952	-	-	4,952
Corporate debt securities	69,423	79	(3)	69,499
Asset-based securities	27,005	50	-	27,055
U.S. government agencies	26,968	39	-	27,007
Total	131,499	168	(3)	131,664
Less amounts classified as cash equivalents	(3,151)	-	-	(3,151)
Total marketable securities	$128,348	$168	$(3)	$128,513

As of December 31, 2020 and 2019, zero and $15.6 million, respectively, of marketable securities had maturities of more than one year and are classified as long-term assets.

As of December 31, 2020, there was $14.7 million of investments in an unrealized loss position, with a total unrealized loss of $3,000 associated with these investments. As of December 31, 2019, there was $4.5 million of investments in an unrealized loss position, with a total unrealized loss of $3,000 associated with these investments. During the years ended December 31, 2020 and 2019 the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based upon the Company’s impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates. Based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.  As such, the Company concluded that the unrealized losses in the investment securities were not other-than-temporary.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements with various pharmaceutical and biotechnology companies. As described in Note 2, on January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers, which supersedes the guidance in ASC 605, Revenue Recognition. The Company recognized revenue under ASC 606 for the years ended December 31, 2020 and 2019 and under ASC 605 for the year ended December 31, 2018. In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Bristol-Myers Squibb Company ("BMS") (1)	$11,407	$11,321	$21,187
Merck Sharp & Dohme Corporation ("Merck") (2)	26,075	21,458	8,526
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	5,042	8,879	7,175
Vaxcyte (3)	198	1,078	1,531
Total revenue	$42,722	$42,736	$38,419
(1)	In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.

(2)Merck was a related party until the closing of our public offering on May 14, 2020.

(3)Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the year ended December 31, 2020:

Year ended
December 31, 2020
(in thousands)
Deferred revenue—December 31, 2019	$35,660
Additions to deferred revenue	9,786
Recognition of revenue in current period	(24,743)
Deferred revenue—December 31, 2020	$20,703

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied. The Company expects to recognize approximately $14.6 million of the deferred revenue as of December 31, 2020 over the next twelve months.

There have been no material changes to the Company’s collaboration agreements during the year ended December 31, 2020, except as described below.

Collaborations with Celgene

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary of BMS. In connection with such acquisition, BMS assumed the rights and obligations of the 2014 Celgene Agreement, 2017 Celgene Agreement and 2018 Celgene Master Services Agreement. However, except for the presentation in the tables, the Company will continue to refer to its agreements with Celgene throughout this Form 10-K as being with Celgene.

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

Upon signing the Celgene Agreement in 2014, the Company received an upfront, nonrefundable payment totaling $83.1 million.

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

In May 2019, the U.S. Food and Drug Administration cleared the investigational new drug (“IND”) application for the BCMA ADC, which was discovered and is being manufactured by the Company and is the first collaboration program IND. Celgene has worldwide development and commercialization rights with respect to the BCMA ADC. The Company will continue to be responsible for clinical supply manufacturing and certain development services for the BCMA ADC and is eligible to receive from Celgene aggregate development and regulatory contingent payments of up to $275.0 million, if approved in multiple indications, and tiered royalties ranging from mid to high single digit percentages on worldwide sales of any resulting commercial products.

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

The Company has received financial support for research and development services assigned to the Company by Celgene, based on an agreed-upon level of FTE personnel effort and related reimbursement rate, which was recognized as revenue as the related reimbursable activities approved by Celgene and the Company were performed by the Company.

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

Based on its estimated SSP, relative to the total estimated SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $8.2 million, which performance obligation was satisfied as of the modification date of the Celgene Agreement, as the BCMA ADC program was the most advanced of the four collaboration programs and estimated by the Company to be the one for which Celgene would first achieve IND clearance and gain worldwide development and commercialization rights. The second and third performance obligations identified above were unsatisfied as of the modification date of the Celgene Agreement. The Company determined the portion of the transaction price to be allocated to the JSC performance obligation was $0.2 million. Revenue related to such performance obligation was recognized by the Company over the estimated period during which it performed its JSC services. The Company determined that the portion of the transaction price to be allocated to the third performance obligation, which provided Celgene with an option to acquire worldwide development and commercialization rights to a second collaboration program, was $12.3 million. Although Celgene decided not to exercise this option, the Company still had the continuing performance obligation to provide Celgene access to the Company’s technology. As such, the Company’s revenue related to such performance obligation was recognized over the period from August 2017 through September 2020, the estimated term of the use of the technology.

Upon the adoption of ASC 606 on January 1, 2019, the Company recorded a $4.5 million adjustment to decrease its deferred revenue for performance obligations that were satisfied in prior periods, with the corresponding adjustment being a reduction to the Company’s accumulated deficit.

During the years ended December 31, 2020 and 2019 under ASC 606, the Company recognized $3.0 million and $3.9 million, respectively, of revenue associated with the Company’s ongoing performance related to partially unsatisfied performance obligations, and $0.6 million and $0.6 million, respectively, from research and development services. During the year ended December 31, 2018 under ASC 605, the Company recognized $16.6 million of revenue associated with the Company’s ongoing performance related to partially unsatisfied performance obligations, and $0.1 million from research and development services.

As of December 31, 2020 and 2019, there was zero and $3.0 million, respectively, of deferred revenue related to payments received by the Company under the Celgene Agreement.

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

During the years ended December 31, 2020, 2019 and 2018, the Company earned $7.8 million, $6.8 million and $4.5 million, respectively, under the 2018 Celgene Master Services Agreement.

As of December 31, 2020 and 2019, there was $1.2 million and zero, respectively, of deferred revenue under the 2018 Celgene Master Services Agreement.

2018 Merck Agreement

In July 2018, the Company entered into the 2018 Merck Agreement with Merck to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders.

Under the 2018 Merck Agreement, the Company received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to the Company’s technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage the Company to continue these activities for a third program upon the payment of an additional amount. The option to expand activities to a third program expired in January 2021; the research phase of the collaboration continues, focusing on two cytokine derivative programs. Under ASC 606, the Company identified the five performance obligations under the 2018 Merck Agreement as: (1) access to certain intellectual property rights; (2) performance of services related to the first target program; (3) performance of services related to the second target program; (4) the Company’s estimated future services on the collaboration JSC; and (5) a material right pertaining to the performance of services related to a contingent third target program upon the payment of an additional amount. The transaction price of $60.0 million was allocated among the performance obligations using the Company’s best estimate of SSP for each of the associated performance obligations.  Based on its estimated SSP, relative to the estimated total SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $7.3 million.  It was determined that such performance obligation was satisfied as of the effective date of the 2018 Merck Agreement, and accordingly revenue associated with this performance obligation would, pursuant to ASC 606, have been recorded on the effective date of the Merck Agreement. Revenue allocated to the first and second target programs, which totaled $47.1 million, was being recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program. As it pertains to the JSC performance obligation, the revenue allocated to such performance obligation was $0.7 million, which was being recognized as revenue on a proportion of performance basis using FTE cost as the basis, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the 2018 Merck Agreement. The Company allocated $4.9 million of the transaction price to the material right associated with the contingent third program. Recognition of the $4.9 million as revenue will begin upon commencement of the third program or upon the determination that the contingent third target program is no longer a performance obligation.

Additionally, under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment, and has calculated total interest expense of $7.3 million as of December 31, 2020 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as revenue over the estimated service period for the first and second target programs.

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

Also, in March 2020, Merck exercised its option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which, pursuant to the terms of the 2018 Merck Agreement, triggered a payment of $5.0 million. The $5.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $60.0 million to $65.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the current period. Based upon the adjusted transaction price, revenue allocated to the access to intellectual property rights was $7.8 million and incremental revenue of $0.5 million was recognized in the period as this performance obligation was previously completed. Revenue allocated to the first and second target programs totaled $50.5 million, to be recognized on a proportion of performance basis, using FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program. Incremental revenue of $1.5 million was recognized in the quarter ended March 31, 2020. The Company allocated $5.9 million of the adjusted transaction price to the material right associated with the contingent third program. No revenue for this performance obligation has been recognized and recognition of the $5.9 million as revenue will begin upon the earlier of (i) the commencement of the third program; or (ii) upon the determination that the contingent third target program is no longer a performance obligation. As it pertains to the JSC performance obligation, the incremental transaction price allocation was immaterial. As a result of the change in transaction price, the Company recorded a $2.0 million cumulative catch-up in revenue in the quarter ended March 31, 2020.

During the years ended December 31, 2020 and 2019 under ASC 606, the Company recognized revenue of $18.5 million and $14.7 million, respectively, associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, $1.9 million and $3.1 million, respectively, related to the interest component described above, and $5.5 million and $3.6 million, respectively, for FTE funding provided by Merck. During the year ended December 31, 2018 under ASC 605, the Company recognized revenue of $7.0 million associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, zero related to the interest component described above, and $1.5 million for FTE funding provided by Merck.

As of December 31, 2020 and 2019, there was $18.5 million and $31.9 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.

The Company is also eligible to receive aggregate contingent payments of up to approximately $0.5 billion for each of the target programs selected by Merck, assuming the development and sale of the therapeutic candidate and all possible indications identified under the collaboration. If one or more products from each of the target programs are developed for non-oncology or a single indication, the Company will be eligible for reduced aggregate milestone payments. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

Merck may terminate the 2018 Merck Agreement at any time with 60 days’ prior written notice. Either the Company or Merck has the right to terminate the 2018 Merck Agreement based on the other party’s uncured material breach or bankruptcy.

2020 Merck Master Services Agreement

In August 2020, the Company entered into a Pre-Clinical and Clinical Supply Agreement (the “2020 Merck Master Services Agreement”) with Merck, wherein Merck requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply, upon completion of the research programs under the 2018 Merck Agreement. The consideration for the services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for the clinical product supply. Consideration terms are at fair value and materials are to be provided on an agreed upon basis. Accordingly, the Company will recognize revenue upon the performance of such services.

During the year ended December 31, 2020, the Company earned $0.3 million under the 2020 Merck Master Services Agreement.

EMD Serono Agreement

The Company signed a Collaboration Agreement and a License Agreement with EMD Serono in May 2014 and September 2014, respectively, which were entered into in contemplation of each other and therefore treated as a single agreement for accounting purposes. The Collaboration Agreement was subsumed into the License Agreement (the “MDA Agreement”), which agreement is to develop ADCs for multiple cancer targets. Under the MDA Agreement, a novel bispecific ADC product candidate targeting EGFR and MUC1, known as M1231, is undergoing development.

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

The Company is eligible to receive up to $52.5 million for M1231 under the MDA Agreement, primarily from pre-commercial contingent payments. Relatedly, in August 2020, the Company earned a $1.0 million clinical supply milestone payment under the MDA Agreement, which payment was received by the Company in October 2020. Additionally, in September 2019, the Company earned a $1.5 million contingent payment under the MDA Agreement upon designation by EMD Serono of a specific bispecific antibody drug conjugate as a clinical development candidate with their approval to advance it to IND-enabling studies, which payment was received by the Company in November 2019. In addition, the Company is eligible to receive tiered royalties ranging from low-to-mid single digit percentages, along with certain additional one-time royalties, on worldwide sales of any commercial products that may result from the MDA Agreement. The MDA Agreement term expires on a product-by-product and country-by-country basis. Upon expiration, EMD Serono will have a fully paid-up, royalty-free, perpetual, and irrevocable non-exclusive license, with the right to grant sublicenses, under certain Company intellectual property rights. EMD Serono may terminate the MDA Agreement at any time with 90 days’ prior written notice or upon the inability of the Company to provide EMD Serono access to a specified number of cancer drug targets. Either the Company or EMD Serono has the right to terminate the MDA Agreement based on the other party’s uncured material breach or bankruptcy.

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

During the years ended December 31, 2020 and 2019 under ASC 606, the Company earned zero and $3.8 million, respectively, associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, and zero and $1.7 million, respectively, from research and development services. During the year ended December 31, 2018 under ASC 605, the Company earned $4.1 million associated with performance under the deliverables, and $3.1 million from research and development services.

2019 EMD Serono Supply Agreement

In April 2019, the Company entered into an ADC Product Preclinical and Phase I Clinical Supply Agreement (the “2019 EMD Serono Supply Agreement”) with EMD Serono, wherein EMD Serono requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply. The consideration for the services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for the clinical product supply. Consideration terms are at fair value and materials are to be provided on an agreed upon basis. Accordingly, the Company will recognize revenue upon the performance of such services.

During the years ended December 31, 2020 and 2019 under ASC 606, the Company earned $4.0 million and $3.4 million, respectively, under the 2019 EMD Serono Supply Agreement.

As of December 31, 2020 and 2019, there was $1.0 million and $0.8 million, respectively, of deferred revenue related to payments received by the Company under the 2019 EMD Serono Supply Agreement.

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus arrangement. For the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $0.2 million, $1.1 million and $1.5 million, respectively, under the Supply Agreement.

As the Company has a right to consideration from Vaxcyte in an amount that corresponds directly with the value of the Company’s supplied extracts and custom reagents, the Company’s supply of extracts and custom reagents in discrete unit form are recognized as revenue at the time when such supplies are shipped to Vaxcyte, in line with the “right to invoice” practical expedient in ASC 606.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturers (“CMOs”) to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. The agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs and Company personnel costs incurred in performing and managing the process transfer, will be accounted for by the Company as a reduction to research and development expense.

The Leukemia & Lymphoma Society, Inc.

In August 2018, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with The Leukemia & Lymphoma Society (“LLS”), under which LLS has agreed to contribute up to $6.0 million in clinical development funding for STRO-001, the Company’s CD74-targeting ADC to treat relapsed and/or refractory multiple myeloma and non-Hodgkin lymphoma. The funding will be provided in installments based upon the achievement of funding milestones, with any excess funding above actual expenditures refundable to LLS. The initial payment of $0.5 million was received by the Company upon execution of the LLS Agreement. To date, the Company has received total payments from LLS of $1.0 million. In consideration for the funding to the Company under the LLS Agreement, the Company may be required in the future to make payments to LLS, contingent upon reaching certain pre-specified late-stage clinical development, regulatory and commercialization milestones and should the Company enter into certain transactions relating to STRO-001 with a third party, which payments in the aggregate could total up to a maximum of $19.5 million, assuming receipt by the Company from LLS of the entire $6.0 million in clinical development funding for STRO-001. As of December 31, 2020, no events have occurred that would require such payments to LLS. The LLS Agreement terminates upon the earlier of (a) fulfillment of all payment obligations by both parties or (b) 12 years after the effective date.  LLS may terminate the LLS Agreement at any time with 60 days’ prior written notice. Either the Company or LLS has the right to terminate the LLS Agreement based on the other party’s uncured material breach.

The Company concluded that the contingent payments were an embedded derivative and recorded a related liability of approximately $0.2 million and $0.1 million, respectively, as a part of other noncurrent liabilities as of December 31, 2020 and 2019, with the corresponding change in estimated fair value recorded in the statements of operations as interest and other expense, net. The value of the embedded derivative was estimated based on the probability-adjusted and discounted value of future payments.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2020	2019
	(in thousands)
Computer equipment and software	$1,291	$1,661
Furniture and office equipment	680	661
Laboratory equipment	31,895	25,263
Leasehold improvements	15,896	15,896
Total	49,762	43,481
Less accumulated depreciation and amortization	(36,827)	(33,848)
Total property and equipment, net	$12,935	$9,633

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

Under the terms of the Loan and Security Agreement, the Company may, at its sole discretion, borrow from the Lenders up to an additional $5.0 million (the “Term B Loan” and together with the Term A Loan, the “Term Loans”) upon the Company’s closing of a new collaboration agreement that includes an upfront payment of at least $50.0 million to the Company, as determined by Oxford in its sole and absolute discretion (the “Term B Milestone Event”). The Company may draw the Term B Loan during the period commencing on the date of the occurrence of the Term B Milestone Event and ending on the earliest of (i) December 31, 2020, (ii) the thirtieth (30th) day following the occurrence of the Term B Milestone Event, and (iii) the occurrence of an event of default by the Company. The Term B Loan provision lapsed on December 31, 2020, without any related additional borrowings by the Company.

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

As of December 31, 2020, the Company has classified the outstanding debt balance of $25.0 million as non-current, which reflects the scheduled repayment terms under the Loan and Security Agreement.

   As of December 31, 2020 and 2019, accrued interest expense was $0.2 million and $0.4 million, respectively.

During years ended December 31, 2020, 2019 and 2018, the Company recorded interest expense related to loans outstanding of $2.3 million, $1.1 million and $1.6 million, respectively, with average interest rates of 8.08%, 8.72% and 8.39%, respectively, and interest related to the accretion of debt discount of $0.5 million, $0.2 million and $0.2 million, respectively.

8. Commitments and Contingencies

Operating Lease

The Company leases its South San Francisco facilities under an operating lease. In May 2016, the Company exercised an option to extend the lease term of its South San Francisco facility, with fixed rental payments through November 2021. In May 2016, the Company entered into an agreement for a lease on a second facility in

South San Francisco, with fixed rental payments through November 2021, following the end of the sublease term for the same facility.

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

In September 2020, the Company entered into a sublease agreement (the “Sublease”) with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, located in South San Francisco, California (the “Premises”). The Company expects to use the Premises as its new corporate headquarters and to conduct (or expand) research and development activities. The commencement date for the first 85,755 square feet of the Premises (“Initial Premises”) is expected to be by mid-2021 at which time the Company will occupy the space and commence making monthly payments under the Sublease. The Company was provided early access to the Sublease commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work, which resulted in the Company recording rent expense of $1.1 million in 2020, prior to space occupancy and making actual lease payments. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The commencement date for the remaining 29,711 square feet of the Premises (the “Expansion Premises”) is expected to be 24 months following the commencement date on the Initial Premises, although the Company has the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. Assuming a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $45.5 million, excluding the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods. Additionally, the Company posted a security deposit of $0.9 million in the form of a bank standby letter of credit, which is reflected as restricted cash in non-current assets on the Company’s balance sheet as of December 31, 2020.

As of December 31, 2020, the Company’s future minimum payments (excluding potential financial benefit to the Company of base rent abatement, as noted above) under the noncancelable operating leases and sublease are as follows:

Year Ending December 31,	Amount
(in thousands)
2021	5,742
2022 (1)	5,183
2023	6,310
2024	7,476
2025 and beyond	24,034
Total future minimum lease payments	$48,745
(1)

Excludes approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by sublessor for months 7 – 18 of the sublease period, subject to certain terms contained in the Sublease.

Rent expense was $4.7 million, $3.6 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Indemnification & Other

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheets, statements of operations, or statements of cash flows. The Company currently has directors’ and officers’ liability insurance.

In addition, the Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

9. Related-Party Transactions

Upon the Company’s public offering on May 14, 2020, Merck’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting May 14, 2020, the Company ceased to reflect balances and transactions associated with Merck as being with a related party in its financial statements. Transactions with Merck for the years ended December 31, 2020, 2019 and 2018 are described in Note 5.

As discussed in Note 2, Vaxcyte closed its IPO of its common stock on June 16, 2020, resulting in the Company’s ownership of Vaxcyte’s outstanding equity being less than 4.0%. As a result, starting on June 16, 2020, the Company ceased to reflect any balances and transactions associated with Vaxcyte being a related party in its financial statements.  Transactions with Vaxcyte for the years ended December 31, 2020, 2019 and 2018 are described in Note 5.

10. Stockholders’ Equity (Deficit)

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

As of December 31, 2020 and 2019, the Company had reserved common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2020	2019
Common stock options issued and outstanding	5,439,295	3,872,664
Common stock awards issued and outstanding	666,375	335,799
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	1,710,824	2,750,416
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	361,539	326,542
Warrants to purchase common stock	153,070	71,813
Total	8,331,103	7,357,234

Preferred Stock

Effective October 30, 2018, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of December 31, 2020 and 2019.

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

11. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31 (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 1,154,948 shares on January 1, 2020. As of December 31, 2020, the Company had 1,710,824 shares available for grant under the 2018 Plan.

The following table summarizes option activities under the Company’s 2004 Plan and 2018 Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2019	3,872,664	$12.89	7.88	$2,119
Granted	1,856,078	$9.70
Exercised	(171,354)	$10.86
Canceled/Forfeited	(118,093)	$10.00
Balances at December 31, 2020	5,439,295	$11.93	7.75	$53,202
Exercisable at December 31, 2020	2,628,592	$12.47	6.84	$24,285

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the years ended December 31, 2020, 2019 and 2018, the aggregate intrinsic value of stock options exercised was $1.2 million, $0.2 million and $0.2 million, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense under the Plan, the fair-value-based measurement of our share-based payments were estimated as of the date of grant using the Black-Scholes option pricing model with assumptions as follows:

Year Ended December 31,
	2020	2019	2018
Expected term (in years)	3.1-7.0	4.5-7.0	5.3-6.1
Expected volatility	73.2%-87.4%	72.7%-74.9%	54.6%-62.4%
Risk-free interest rate	0.2%-1.6%	1.4%-2.6%	2.7%-3.1%
Expected dividend	-	-	-

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

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the years ended December 31, 2020, 2019 and 2018 was $5.59, $6.71 and $9.48 per share, respectively.

Restricted Stock Units

A summary of the status and activity of non-vested RSUs during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2019	335,799	$13.49
Granted	530,250	$8.64
Released	(151,976)	$14.03
Canceled	(47,698)	$8.86
Non-vested December 31, 2020	666,375	$9.83

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2020, 2019 and 2018, the fair value of ESPP shares was estimated using the following assumptions:

		Year Ended December 31,
	2020	2019	2018
Expected term (in years)	0.5	0.5	0.5
Expected volatility	63.0%-111.4%	63.0%-83.2%	55.3%
Risk-free interest rate	0.1%-1.9%	1.9%-2.5%	2.4%
Expected dividend	-	-	-

During the years ended December 31, 2020 and 2019, 195,992 and 131,939 shares, respectively, had been purchased.  As of December 31, 2020, 361,539 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Research and development expense:
Stock options	$1,405	$903	$425
Restricted stock units	770	623	95
ESPP	512	389	99
Subtotal	2,687	1,915	619
General and administrative expense:
Stock options	7,098	6,815	1,895
Restricted stock units	2,021	1,464	323
ESPP	111	118	35
Subtotal	9,230	8,397	2,253
Total	$11,917	$10,312	$2,872

As of December 31, 2020, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $18.2 million and $5.1 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.3 years and 2.7 years, respectively. As of December 31, 2020, there is $0.1 million of unrecognized stock-based compensation expense related to the ESPP.

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the years ended December 31, 2020, 2019 and 2018 was immaterial.

Call Option Plan

In February 2017, the Company adopted a Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of Vaxcyte. As of December 31, 2020, the Company has reserved 266,724 shares of Vaxcyte common stock for issuance under the program, under which call options covering 248,944 and 17,780 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vested 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

A summary of the status of the call options at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
	Shares	Shares
Options vested and exercised	257,834	191,153
Options vested and outstanding	-	-
Options unvested and outstanding	8,890	75,571
Total options granted	266,724	266,724

The amounts recognized as compensation expense related to the Call Option Plan for the years ended December 31, 2020, 2019 and 2018 were $109,000, $78,000 and $65,000, respectively.  The amounts recognized as other expense related to the remeasurement of the vested call options for the years ended December 31, 2020, 2019 and 2018 were $76,000, $153,000 and $133,000, respectively.  As of December 31, 2020 and 2019, the liability attributable to the Call Option Plan was $109,000 and $76,000, respectively.

12. Income Taxes

Provision for income taxes was $0.1 million for the year ended December 31, 2020. No provision for income taxes was recorded for the years ended December 31, 2019 and 2018. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State tax	(0.1)	-	-
Change in valuation allowance	(34.7)	(22.7)	(32.7)
Tax credits	9.3	4.9	7.5
Stock compensation	(1.9)	(1.3)	(0.5)
ASC 606 adoption	-	(3.9)	-
Other	6.1	2.0	4.7
Total	(0.3)%	0.0%	0.0%

The components of the Company’s deferred tax assets consist of the following:

	December 31
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$47,549	$31,010
Research and development credits	25,175	20,098
Deferred revenue	3,629	7,680
Accruals and other	6,460	3,718
Fixed asset basis	917	795
Total deferred tax assets	83,730	63,301
Deferred tax liabilities:
Vaxcyte investment	(9,298)	-
Total deferred tax liabilities	(9,298)	-
Valuation allowance	(74,432)	(63,301)
Net deferred taxes	$-	$-

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the recognition of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the year ended December 31, 2020, the net increase in the valuation allowance was $11.1 million, and for the year ended December 31, 2019, the net increase in the valuation allowance was $12.6 million.

As of December 31, 2020, the Company had federal net operating loss carryforwards of $193.3 million and federal general business credits from research and development expenses totaling $19.3 million, as well as state net operating loss carryforwards of $90.8 million and state research and development credits of $13.9 million.

The federal net operating loss carryforwards will expire at various dates beginning in 2032, and the federal credits will expire at various dates beginning in 2023, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year testing period. Such limitations may result in limitations upon the Company’s ability to utilize the losses in future periods. The Company has performed a Section 382 study for the period of June 16, 2003 through December 31, 2019, and concluded that it is more likely than not that the Company experienced an ownership change on November 20, 2019. This change does not limit the Company’s ability to use its existing net operating losses within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. However, if there is subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2019 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $4.9 million, $3.8 million and $2.8 million as of December 31, 2020, 2019 and 2018, respectively. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company believes that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31
	2020	2019	2018
	(in thousands)
Gross unrecognized tax benefit at January 1	$3,783	$2,795	$2,305
Additions for tax positions taken in the current year	1,090	1,005	741
Additions / (Reductions) for tax positions of prior years	29	(17)	(251)
Gross unrecognized tax benefit at December 31	$4,902	$3,783	$2,795

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(32,128)	$(55,744)	$(35,317)
Denominator:
Shares used in computing net loss per share	32,573,469	22,958,577	5,758,875
Net loss per share, basic and diluted	$(0.99)	$(2.43)	$(6.13)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the years ended December 31, 2020, 2019 and 2018 because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Common stock options and award issued and outstanding	6,105,670	4,208,463	3,422,958
Warrants to purchase common stock	153,070	71,813	71,813
Shares to be issued under ESPP	55,299	41,421	29,416
Total	6,314,039	4,321,697	3,524,187

14. Supplementary Data – Quarterly Financial Data (unaudited)

The following table represents certain unaudited financial information for each of the quarters ended December 31, 2020 and 2019:

	Three Months Ended
(in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue	$8,278	$17,823	$9,469	$7,152
Net (loss) income	$(59,544)	$17,139	$29,872	$(19,595)
Net (loss) income per share, basic	$(1.48)	$0.46	$1.00	$(0.84)
Net (loss) income per share, diluted	$(1.48)	$0.45	$0.94	$(0.84)

	Three Months Ended
(in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$11,305	$12,277	$10,525	$8,629
Net loss	$(14,789)	$(12,912)	$(13,793)	$(14,250)
Net loss per share, basic and diluted	$(0.65)	$(0.56)	$(0.60)	$(0.62)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

On March 17, 2021, we adopted an executive severance and change in control plan, or Severance Plan, for each of our executives with the title of vice president or above. Under the Severance Plan, if we terminate an executive other than for cause or if the executive resigns for good reason, each as defined in the Severance Plan, the executive will receive: (i) cash severance payments equal to 18 months of his or her annual base salary for our chief executive officer, 15 months for our other chief executives and 9 months for our senior vice presidents and vice presidents; (ii) a pro rata portion of his or her bonus based on actual achievement of applicable metrics for the year; (iii) payment of COBRA premiums for continued medical coverage for up to 18 months for our chief executive officer, 15 months for our other chief executives and 9 months for our senior vice presidents and vice presidents; and (iv) accelerated vesting on outstanding time-based stock options and restricted stock units that vest within 18 months for our chief executive officer, 15 months for our other chief executives and 9 months for our senior vice presidents and vice presidents (any performance-based equity awards will only be accelerated by the terms of such awards).

In the event an executive’s employment terminates without cause or the executive resigns for good reason and such termination occurs on or within 18 months following a Change in Control, as defined in the Severance Plan, he or she will receive: (i) cash severance payments equal to 18 months of his or her annual base salary for our chief executive officer, 15 months for our other chief executives and 9 months for our senior vice presidents and vice presidents; (ii) a pro rata portion of his or her target bonus for the year; (iii) cash severance payments equal to his or her target bonus for the year multiplied by 1.5 for our chief executive officer, 1.25 for our other chief executives and 0.75 for our senior vice presidents and vice presidents; (iv) payment of COBRA premiums for continued medical coverage for up to 18 months for our chief executive officer, 15 months for our other chief executives and 9 months for our senior vice presidents and vice presidents; and (v) full accelerated vesting on all outstanding stock options and restricted stock units (any performance-based equity awards will only be accelerated by the terms of such awards).

As a condition to receiving these severance benefits, the executive is required to execute a release of claims agreement in favor of us. The Severance Plan continues in effect for three years and shall automatically renew thereafter, unless we give notice of non-renewal prior to such renewal date. Although we have the right to amend or terminate the Severance Plan, we may not do so in any manner that diminishes any benefits being paid to an executive at the time of such amendment or termination.

This description of the Severance Plan is qualified by reference to the provisions of the Severance Plan, which is filed as exhibit 10.24 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement with respect to our 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

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

(3)Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Number	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Sutro Biopharma, Inc.	10-Q	001-38662	11/14/2018

3.2	Amended and Restated Bylaws of Sutro Biopharma, Inc.	10-Q	001-38662	11/14/2018

4.1	Third Amended and Restated Investors’ Rights Agreement, dated May 24, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	8/29/2018

4.2	Omnibus Amendment Agreement, dated July 26, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	8/29/2018

4.3	Form of Warrant to Purchase Shares of Common Stock.	S-1	333-227103	8/29/2018

4.4	Forms of Warrant to Purchase Series C Redeemable Convertible Preferred Stock.	S-1	333-227103	8/29/2018
4.5	Description of Registrant’s Securities	10-K	001-38662	3/16/2020

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1/A	333-227103	9/17/2018

10.2‡	2018 Equity Incentive Plan and form of award agreements thereunder	S-1/A	333-227103	9/17/2018
10.3‡	Amended Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	11/8/2019
10.4‡	Amended Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	11/8/2019
10.5	Sales Agreement, dated October 4, 2019, by and between the Registrant and Cowen and Company, LLC	S-3	333-234101	10/4/2019

10.6‡	2018 Employee Stock Purchase Plan and form of award agreements thereunder	S-1/A	333-227103	9/17/2018

10.7‡	2004 Stock Plan, as amended, and forms of award agreements.	S-1	333-227103	8/29/2018

10.8‡	2017 Call Option Plan and forms of award agreements.	S-1	333-227103	8/29/2018

10.9†	Exclusive Patent License and Research Collaboration Agreement, dated July 23, 2018, by and between the Registrant and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ.	S-1/A	333-227103	9/17/2018

10.11‡	Offer Letter, dated August 8, 2018, by and between the Registrant and Linda Fitzpatrick.				X

10.12‡	Offer Letter, dated December 29, 2008, by and between the Registrant and William J. Newell, as amended.	S-1	333-227103	8/29/2018

10.14‡	Offer Letter, dated November 12, 2010, by and between the Registrant and Trevor Hallam, as amended.	S-1	333-227103	8/29/2018

10.15	Edgewater Business Park Lease, dated May 18, 2016, by and between the Registrant and HCP, Inc.	S-1	333-227103	8/29/2018

10.16	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated May 18, 2011, by and between the Registrant and Lydia Tseng and/or Alemany Plaza LLC, as amended.	S-1	333-227103	8/29/2018

10.17†	Amended and Restated Collaboration and License Agreement, dated August 2, 2017, by and among Celgene Corporation, Celgene Alpine Investment Company II, LLC, and the Registrant, as amended.	S-1/A	333-227103	9/17/2018

10.18†	License Agreement, dated September 16, 2014, by and between Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”) and the Registrant, as amended.	S-1	333-227103	8/29/2018

10.19†	Amended and Restated Exclusive Agreement, dated October 3, 2007, between The Board of Trustees of The Leland Stanford Junior University and Fundamental Applied Biology, Inc., as amended.	S-1/A	333-227103	9/17/2018
10.20	Loan and Security Agreement, dated February 28, 2020, among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.	10-K	001-38662	3/16/2020
10.21	Form of Warrant to Oxford Finance LLC pursuant to the Loan and Security Agreement.	10-K	001-38662	3/16/2020
10.22	Form of Warrant to Silicon Valley Bank pursuant to the Loan and Security Agreement.	10-K	001-38662	3/16/2020
10.23	Sublease Agreement, dated September 3, 2020, by and between the Company and Five Prime Therapeutics, Inc.	10-Q	001-38662	11/5/2020

10.24‡	Severance and Change in Control Plan of the Company				X

21.1	Subsidiaries of the Registrant.	S-1	333-227103	8/29/2018

23.1	Consent of independent registered public accounting firm.				X

24.1	Power of Attorney. Reference is made to the signature page hereto.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

SUTRO BIOPHARMA, INC.

Date: March 17, 2021	By:	/s/ William J. Newell
	Name:	William J. Newell
	Title:	Chief Executive Officer

Date: March 17, 2021	By:	/s/ Edward C. Albini
	Name:	Edward C. Albini
	Title:	Chief Financial Officer

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

/s/ William J. Newell	President, Chief Executive Officer and Director	March 17, 2021
William J. Newell	(Principal Executive Officer)
/s/ Edward C. Albini	Chief Financial Officer and Corporate Secretary	March 17, 2021
Edward C. Albini	(Principal Financial and Accounting Officer)
/s/ Michael Dybbs, Ph.D.	Director	March 17, 2021
Michael Dybbs, Ph.D.
/s/ John G. Freund, M.D.	Director	March 17, 2021
John G. Freund, M.D.
/s/ Joseph M. Lobacki	Director	March 17, 2021
Joseph M. Lobacki
/s/ Connie Matsui	Director	March 17, 2021
Connie Matsui
/s/ James Panek	Director	March 17, 2021
James Panek
/s/ Daniel H. Petree	Director	March 17, 2021
Daniel H. Petree
/s/ Shalini Sharp	Director	March 17, 2021
Shalini Sharp
/s/ Jon M. Wigginton, M.D.	Director	March 17, 2021
Jon M. Wigginton, M.D.

