Form 10-Q
period 2021-03-31
SUTRO BIOPHARMA, INC.
filed 2021-05-07
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 46,112,952 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,818	$206,152
Marketable securities	164,455	120,341
Investment in equity securities	30,955	41,644
Accounts receivable	7,227	5,559
Prepaid expenses and other current assets	7,546	4,486
Total current assets	266,001	378,182
Property and equipment, net	14,829	12,935
Marketable securities, non-current	74,615	—
Other non-current assets	2,211	2,122
Restricted cash	872	872
Total assets	$358,528	$394,111
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,891	$5,544
Accrued compensation	4,496	8,823
Deferred revenue—current	12,088	14,603
Other current liabilities	185	627
Total current liabilities	22,660	29,597
Deferred revenue, non-current	822	6,100
Deferred rent	2,390	1,340
Debt—non-current	24,680	24,545
Other noncurrent liabilities	638	481
Total liabilities	51,190	62,063
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 46,103,606 and 45,752,116 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	46	46
Additional paid-in-capital	565,524	559,746
Accumulated other comprehensive income	—	129
Accumulated deficit	(258,232)	(227,873)
Total stockholders’ equity	307,338	332,048
Total Liabilities and Stockholders’ Equity	$358,528	$394,111

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues (including amounts from related parties of $0 during the three months ended March 31, 2021, and $2,813 during the three months ended March 31, 2020	$14,660	$7,152
Operating expenses
Research and development	22,562	17,619
General and administrative	11,107	8,713
Total operating expenses	33,669	26,332
Loss from operations	(19,009)	(19,180)
Interest income	197	641
Unrealized loss on equity securities	(10,689)	—
Interest and other expense, net	(858)	(1,056)
Net loss	$(30,359)	$(19,595)
Net loss per share, basic and diluted	$(0.66)	$(0.84)
Weighted-average shares used in computing basic and diluted net loss per share	45,907,590	23,197,971

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(30,359)	$(19,595)
Other comprehensive income:
Unrealized loss on available-for-sale securities	(129)	(137)
Comprehensive loss	$(30,488)	$(19,732)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	—	$—	45,752,116	$46	$559,746	$129	$(227,873)	$332,048
Exercise of common stock options	—	—	129,161	—	1,360	—	—	1,360
Issuance of common stock under Employee Stock Purchase Plan	—	—	93,346	—	873	—	—	873
Vesting of restricted stock units	—	—	147,349	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	—	—	(18,366)	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	—	—	3,952	—	—	3,952
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	(30,359)	(30,359)
Balances at March 31, 2021	—	$—	46,103,606	$46	$565,524	$—	$(258,232)	$307,338

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2019	—	$—	23,098,969	$23	$293,346	$165	$(195,745)	$97,789
Exercise of common stock options	—	—	12,937	—	56	—	—	56
Issuance of common stock under Employee Stock Purchase Plan	—	—	74,465	—	646	—	—	646
Vesting of restricted stock units	—	—	41,050	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,707	—	—	2,707
Issuance of common stock warrants in connection with debt refinancing	—	—	—	—	619	—	—	619
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	(19,595)	(19,595)
Balances at March 31, 2020	—	$—	23,227,421	$23	$297,374	$28	$(215,340)	$82,085

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net loss	$(30,359)	$(19,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,291	1,099
Amortization of premium (accretion of discount) on marketable securities	496	(41)
Stock-based compensation	3,952	2,707
Unrealized loss on equity securities	10,689	—
Remeasurement of liability awards	(11)	7
Other	39	(19)
Changes in operating assets and liabilities:
Accounts receivable	(1,668)	(2,781)
Prepaid expenses and other assets	(3,060)	1,417
Accounts payable	(462)	—
Accrued compensation	(4,327)	(3,073)
Other liabilities	(267)	(745)
Deferred rent	1,050	(36)
Deferred revenue	(7,793)	2,326
Net cash used in operating activities	(30,430)	(18,734)
Investing activities
Purchases of marketable securities	(164,604)	(3,600)
Maturities of marketable securities	40,250	37,500
Sales of marketable securities	5,000	8,500
Purchases of equipment and leasehold improvements	(2,376)	(763)
Net cash (used in) provided by investing activities	(121,730)	41,637
Financing activities
Proceeds from debt refinancing	—	25,000
Payment of debt	—	(10,000)
Proceeds from exercise of common stock options	1,360	56
Taxes paid related to net shares settlement of restricted stock units	(407)	—
Proceeds from employee stock purchase plan	873	646
Net cash provided by financing activities	1,826	15,702
Net (decrease) increase in cash, cash equivalents and restricted cash	(150,334)	38,605
Cash, cash equivalents and restricted cash at beginning of period	207,024	4,975
Cash, cash equivalents and restricted cash at end of period	$56,690	$43,580
Supplemental disclosure of cash flow information:
Cash paid for interest	$331	$134
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable	$809	$255
Embedded interest associated with program fees	$231	$600

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2021, the Company had an accumulated deficit of $258.2 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of March 31, 2021, the Company had unrestricted cash, cash equivalents and marketable securities of $294.9 million, which is available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of March 31, 2021 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2020 condensed balance sheet was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed balance sheets and the amounts of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining research and development periods under collaboration arrangements, stock-based compensation expense, valuation of marketable securities, impairment of long-lived assets, income taxes and certain accrued liabilities. Actual results could differ from such estimates or assumptions.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments Credit Losses, which requires consideration of a broader range of reasonable and supportable information to developing credit loss estimates. For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including all interim periods within those years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including all interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its financial statements and related disclosures.

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

	March 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$55,818	$43,565
Restricted cash	872	15
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$56,690	$43,580

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

At the inception of each agreement, the Company determines the arrangement transaction price, which includes variable consideration, based on the assessment of the probability of achievement of future milestones and contingent payments and other potential consideration. The Company recognizes revenue over time by measuring its progress towards the complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the service promised to the customer.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$53,776	$53,776	$–	$–
Commercial paper	64,344	–	64,344	–
Corporate debt securities	64,678	–	64,678	–
Equity securities	30,955	30,955	–	–
Asset-backed securities	36,889	–	36,889	–
U.S. government securities	59,865	59,865	–	–
Supranational debt securities	13,294	–	13,294	–
Total	$323,801	$144,596	$179,205	$-

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$204,632	$204,632	$–	$–
Commercial paper	42,208	–	42,208	–
Corporate debt securities	25,716	–	25,716	–
Equity securities	41,644	41,644	–	–
Asset-backed securities	12,632	–	12,632	–
U.S. government securities	39,785	39,785	–	–
Total	$366,617	$286,061	$80,556	$–

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds, U.S. government securities and the Vaxcyte common stock shares held by the Company.

If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, corporate debt securities, asset-backed securities and supranational debt securities. These assets are valued using market prices when available, adjusting for accretion of the purchase price to face value at maturity.

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

As of March 31, 2021, the Company held 1,567,324 shares of Vaxcyte common stock with an estimated fair value of $31.0 million. The Company recognized an unrealized loss related to Vaxcyte common stock of $10.7 million for the three months ended March 31, 2021.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	March 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$53,776	$–	$–	$53,776
Commercial paper	64,344	–	–	64,344
Corporate debt securities	64,708	14	(44)	64,678
Asset-based securities	36,881	18	(10)	36,889
U.S. government securities	59,832	33	–	59,865
Supranational debt securities	13,304	–	(10)	13,294
Total	292,845	65	(64)	292,846
Less amounts classified as cash equivalents	(53,776)	–	–	(53,776)
Total marketable securities	$239,069	$65	$(64)	$239,070

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$204,632	$–	$–	$204,632
Commercial paper	42,208	–	–	42,208
Corporate debt securities	25,669	48	(1)	25,716
Asset-based securities	12,593	39	–	12,632
U.S. government securities	39,743	44	(2.00)	39,785
Total	324,845	131	(3)	324,973
Less amounts classified as cash equivalents	(204,632)	–	–	(204,632)
Total marketable securities	$120,213	$131	$(3)	$120,341

As of March 31, 2021 and December 31, 2020, $74.6 million and zero, respectively, of marketable securities had maturities of more than one year and are classified as long-term assets.

There were $84.6 million and $14.7 million of investments in an unrealized loss position of $64,000 and $3,000 as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based upon the Company’s impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates. Based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.  As such, the Company concluded that the unrealized losses in the investment securities were not other-than-temporary.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements with various pharmaceutical and biotechnology companies. In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Bristol Myers Squibb Company ("BMS")	$1,239	$2,045
Merck Sharp & Dohme Corporation (“Merck”) (1)	11,883	2,777
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	220	2,294
Vaxcyte (2)	1,318	36
Total revenue	$14,660	$7,152
(1)	Merck was a related party until the closing of the Company’s public offering on May 14, 2020.
(2)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
(in thousands)
Deferred revenue—December 31, 2020	$20,703
Additions to deferred revenue	1,268
Recognition of revenue in current period	(9,061)
Deferred revenue—March 31, 2021	$12,910

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied. The Company expects to recognize approximately $12.1 million of the deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the three months ended March 31, 2021, except as described below.

Collaborations with BMS

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary of BMS. In connection with such acquisition, BMS assumed the rights and obligations of the 2014 Celgene Agreement, 2017 Celgene Agreement and 2018 Celgene Master Services Agreement. Throughout this Form 10-Q, the Company refers to Celgene as BMS and its agreements with Celgene as the BMS Agreement and the 2018 BMS Master Services Agreement.

BMS Agreement

In September 2014, the Company signed a Collaboration and License Agreement with BMS to discover and develop bispecific antibodies and/or antibody-drug conjugates (“ADCs”), focused primarily on the field of immuno-oncology, using the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF®. In August 2017, the Company entered into an amended and restated collaboration and license agreement with BMS to refocus the collaboration on four programs that were advancing through preclinical development, including an ADC program targeting B cell maturation antigen (“BCMA ADC”).

Upon signing the BMS Agreement, the Company received an upfront, nonrefundable payment totaling $83.1 million.

In March 2015, the Company received a $15.0 million contingent payment (“March 2015 payment”) from BMS that provided BMS a right to access certain of the Company’s technology for use in conjunction with certain BMS intellectual property. In June 2016, the Company received a $25.0 million milestone (“June 2016 payment”) upon completion of certain preclinical activities. Additionally, in June 2016, the Company earned a $10.0 million substantive milestone for certain manufacturing accomplishments.

In August 2017, the Company received an option fee payment of $12.5 million. In September 2017, the Company earned a $10.0 million milestone for certain manufacturing accomplishments, which payment was received from BMS in October 2017. In December 2018, the Company earned a $10.0 million milestone for certain manufacturing accomplishments, which payment was received from BMS in the same month.

In May 2019, the U.S. Food and Drug Administration cleared the investigational new drug (“IND”) application for the BCMA ADC, which was discovered and manufactured by the Company and is the first collaboration program IND.  BMS has worldwide development and commercialization rights with respect to the BCMA ADC.  The Company will continue to be responsible for clinical supply manufacturing and certain development services for the BCMA ADC and is eligible to receive from BMS aggregate development and regulatory contingent payments of up to $275.0 million, if approved in multiple indications, and tiered royalties ranging from mid to high single digit percentages on worldwide sales of any resulting commercial products.

With respect to the remaining three collaboration programs (BCMA-CD3, PD1-LAG3 and PD1-TIM3), during the second quarter of 2019 BMS notified the Company that it decided not to exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program. Therefore, BMS was not required to pay the Company the $12.5 million option maintenance fee that would have been due upon IND clearance for the first collaboration program, as described above.  Consequently, the U.S. clinical development and commercialization rights to the other three collaboration programs remain owned by the Company, without any further option to BMS.  Further, upon the expiration of the research term defined by the BMS agreement, ex-U.S. clinical development and commercialization rights to these three collaboration programs reverted to the Company in the third quarter of 2020. Therefore, the Company now solely holds worldwide rights to the BCMA-CD3, PD1-LAG3, and PD1-TIM3 programs.

The contingent payments under the BMS Agreement are not considered to be substantive milestones because the receipt of such payments is based solely on the performance of BMS.

The Company has received financial support for research and development services assigned to the Company by BMS, based on an agreed-upon level of FTE personnel effort and related reimbursement rate, which will be recognized as revenue as the related reimbursable activities approved by BMS and the Company are performed by the Company.

BMS may terminate the BMS Agreement at any time with 120 days’ prior written notice. Either the Company or BMS has the right to terminate the BMS Agreement based on the other party’s uncured material breach, challenge of the validity and enforceability of intellectual property, or bankruptcy.

In accounting for this arrangement under ASC 606, applying the practical expedients, the BMS Agreement was treated as a single arrangement that had been modified in 2017, in the form it was last modified prior to the adoption of ASC 606.

Given the modification of the BMS Agreement in 2017, the Company determined that the remaining deferred revenue balance of $8.2 million as of the date of the modification, related to certain prior BMS payments to the Company, together with the $12.5 million option fee payment received in August 2017, would comprise the transaction price of $20.7 million to be allocated on a relative basis among the Company’s performance obligations based on the Company’s best estimate of each SSP or fair value. The Company identified the three performance obligations relating to the BMS Agreement as: (1) access by BMS to worldwide development and commercialization rights on the first collaboration program to achieve IND clearance; (2) the Company’s estimated future services on the collaboration Joint Steering Committee (“JSC”); and (3) BMS’s use of certain technology and the option to acquire worldwide development and commercialization rights to a second collaboration program.

Based on its estimated SSP, relative to the total estimated SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $8.2 million, which performance obligation was satisfied as of the modification date of the BMS Agreement, as the BCMA ADC program was the most advanced of the four collaboration programs and estimated by the Company to be the one for which BMS would first achieve IND clearance and gain worldwide development and commercialization rights. The second and third performance obligations identified above were unsatisfied as of the modification date of the BMS Agreement.  The Company determined the portion of the transaction price to be allocated to the JSC performance obligation was $0.2 million. Revenue related to such performance obligation will be recognized by the Company over the estimated period during which it will perform its JSC services. The Company determined that the portion of the transaction price to be allocated to the third performance obligation, which provided BMS with an option to acquire worldwide development and commercialization rights to a second collaboration program, was $12.3 million.  Although BMS decided not to exercise this option, the Company still had the continuing performance obligation to provide BMS access to the Company’s technology.  As such, the Company’s revenue related to such performance obligation was recognized over the period from August 2017 through September 2020, the estimated term of the use of the technology.

For the three months ended March 31, 2021 and 2020, the Company recognized zero and $1.0 million, respectively, of revenue associated with the Company’s ongoing performance related to partially unsatisfied performance obligations, and $0.3 million and $0.1 million, respectively, from research and development services.

As of both March 31, 2021 and December 31, 2020, there was a zero balance in deferred revenue related to payments received by the Company under the BMS Agreement.

2018 BMS Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 BMS Master Services Agreement”) with BMS, wherein BMS requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply. The consideration for the services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for the clinical product supply.

For the three months ended March 31, 2021 and 2020, the Company earned $0.9 million and $0.9 million, respectively, under the 2018 BMS Master Services Agreement.

As of March 31, 2021 and December 31, 2020, there was $2.5 million and $1.2 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

2018 Merck Agreement

In July 2018, the Company entered into the 2018 Merck Agreement with Merck to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders.

Under the 2018 Merck Agreement, the Company received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to the Company’s technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage the Company to continue these activities for a third program upon the payment of an additional amount. Under ASC 606, the Company identified the five performance obligations under the 2018 Merck Agreement as: (1) access to certain intellectual property rights;  (2) performance of services related to the first target program; (3) performance of services related to the second target program; (4)  the Company’s estimated future services on the collaboration JSC; and (5) a material right pertaining to the performance of services related to a contingent third target program upon the payment of an additional amount. The transaction price of $60.0 million was allocated among the performance obligations using the Company’s best estimate of SSP for each of the associated performance obligations.  Based on its estimated SSP, relative to the estimated total SSP values of all identified performance obligations, the portion of the transaction price allocated to the first performance obligation was $7.3 million.  It was determined that such performance obligation was satisfied as of the effective date of the 2018 Merck Agreement, and accordingly revenue associated with this performance obligation would, pursuant to ASC 606, have been recorded on the effective date of the Merck Agreement. Revenue allocated to the first and second target programs, which totaled $47.1 million, was being recognized on an input basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program.  As it pertains to the JSC performance obligation, the revenue allocated to such performance obligation was $0.7 million, which was being recognized as revenue on an input basis using FTE cost as the basis, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the 2018 Merck Agreement.  The Company allocated $4.9 million of the transaction price to the material right associated with the contingent third program.  Recognition of the $4.9 million as revenue will begin upon commencement of the third program or upon the determination that the contingent third target program is no longer a performance obligation.

Additionally, under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment, and has calculated total interest expense of $7.3 million as of March 31, 2021 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as revenue over the estimated service period for the first and second target programs.

In March 2020, the Company adjusted revenue recognized for the first and second target programs as the parties determined additional resources should be assigned to the first target program with a reduction of resources attributed to the second target program.  This resulted in a decrease in the measure of progress for the first target program by $6.2 million and an increase in the measure of progress for the second target program of $1.1 million for a collective decrease in revenue of $5.1 million.

Also, in March 2020, Merck exercised its option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which, pursuant to the terms of the 2018 Merck Agreement, triggered a payment of $5.0 million. The $5.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $60.0 million to $65.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the current period. Based upon the adjusted transaction price, revenue allocated to the access to intellectual property rights was $7.8 million and incremental revenue of $0.5 million was recognized in the period as this performance obligation was previously completed. Revenue allocated to the first and second target programs totaled $50.5 million, to be recognized on an input basis, using FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program. Incremental revenue of $1.5 million was recognized in the quarter ended March 31, 2020. The Company allocated $5.9 million of the adjusted transaction price to the material right associated with the contingent third program. The option to expand activities to the contingent third target program expired in January 2021.  Consequently, the contingent third target program is no longer a performance obligation and the related revenue was recognized during the quarter ended March 31, 2021. As it pertains to the JSC performance obligation, the incremental transaction price allocation was immaterial. As a result of the change in transaction price, the Company recorded a $2.0 million cumulative catch-up in revenue in the quarter ended March 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $9.1 million and $0.9 million, respectively, associated with the Company’s ongoing performance related to the partially unsatisfied performance obligations, $0.2 million and $0.6 million, respectively, related to the interest component described above, and $1.2 million and $1.3 million, respectively, for FTE funding provided by Merck.

As of March 31, 2021 and December 31, 2020, there was $9.4 million and $18.5 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.

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

During the three months ended March 31, 2021, the Company earned $1.4 million under the 2020 Merck Master Services Agreement.

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

During the three months ended March 31, 2021 and 2020, the Company earned $0.2 million and $0.3 million, respectively, from research and development services.

As of both March 31, 2021 and December 31, 2020, there was a zero balance in deferred revenue related to payments received by the Company under the MDA Agreement.

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

During the three months ended March 31, 2021 and 2020, the Company earned $0.1 million and $2.0 million, respectively, under the 2019 EMD Serono Supply Agreement.

As of both March 31, 2021 and December 31, 2020, there was $1.0 million, respectively, of deferred revenue related to payments received by the Company under the 2019 EMD Serono Supply Agreement.

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus arrangement. For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $1.3 million and $36,000, respectively, under the Supply Agreement.

As the Company has a right to consideration from Vaxcyte in an amount that corresponds directly with the value of the Company’s supplied extracts and custom reagents, the Company’s supply of extracts and custom reagents in discrete unit form are recognized as revenue at the time when such supplies are shipped to Vaxcyte.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturers (“CMOs”) to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. The agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, which totaled approximately $0.2 million, were accounted for by the Company as a reduction to research and development expense.

The Leukemia & Lymphoma Society, Inc.

In August 2018, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with The Leukemia & Lymphoma Society (“LLS”), under which LLS has agreed to contribute up to $6.0 million in clinical development funding for STRO-001, the Company’s CD74-targeting ADC to treat relapsed and/or refractory multiple myeloma and non-Hodgkin lymphoma. The funding will be provided in installments based upon the achievement of funding milestones, with any excess funding above actual expenditures refundable to LLS. The initial payment of $0.5 million was received by the Company upon execution of the LLS Agreement. To date, the Company has received total payments from LLS of $1.0 million. In consideration for the funding to the Company under the LLS Agreement, the Company may be required in the future to make payments to LLS, contingent upon reaching certain pre-specified late-stage clinical development, regulatory and commercialization milestones and should the Company enter into certain transactions relating to STRO-001 with a third party, which payments in the aggregate could total up to a maximum of $19.5 million, assuming receipt by the Company from LLS of the entire $6.0 million in clinical development funding for STRO-001. As of March 31, 2021, no events have occurred that would require such payments to LLS. The LLS Agreement terminates upon the earlier of (a) fulfillment of all payment obligations by both parties or (b) 12 years after the effective date.  LLS may terminate the LLS Agreement at any time with 60 days’ prior written notice. Either the Company or LLS has the right to terminate the LLS Agreement based on the other party’s uncured material breach.

The Company concluded that the contingent payments were an embedded derivative and recorded a related liability of approximately $0.1 million and $0.2 million, respectively, as a part of other noncurrent liabilities as of March 31, 2021 and December 31, 2020, with the corresponding change in estimated fair value recorded in the statements of operations as interest and other expense, net. The value of the embedded derivative was estimated based on the probability-adjusted and discounted value of future payments.

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

The Term A Loan matures on March 1, 2024 (the “Maturity Date”) and will be interest-only through March 1, 2022, followed by 24 equal monthly payments of principal and interest. The Term A Loan bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.

The Company will be required to make a final payment of 3.83% of the original principal amount of the Term A Loan drawn, or $1.0 million, payable on the earlier of (i) the Maturity Date, (ii) the acceleration of the Term A Loan, or (iii) the prepayment of the Term A Loan (the “Final Payment”). The final payment amount is accreted as interest expense until the Maturity Date using the effective interest method.  The Company may prepay all, but not less than all, of the Term A Loan upon 30 days’ advance written notice to Oxford, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the Term A Loan prepaid on or before the first anniversary of the applicable funding date, or (ii) 2.00% of the principal amount of the Term A Loan prepaid between the first and second anniversary of the applicable funding date, or (iii) 1.00% of the principal amount of the Term A Loan prepaid thereafter, and prior to the Maturity Date (each, a “Prepayment Fee”).

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

As of March 31, 2021, the Company has classified the outstanding debt balance of $25.0 million as non-current, which reflects the scheduled repayment terms under the Loan and Security Agreement.

  As of both March 31, 2021 and December 31, 2020, accrued interest expense was $0.2 million.

During the three months ended March 31, 2021 and 2020, the Company recorded interest expense related to loans outstanding of $0.6 million and $0.2 million, respectively, with average interest rates of 8.07% and 8.09%, respectively, and interest related to the accretion of debt discount of $0.1 million in each period.

7. Commitments and Contingencies

September 2020 Sublease Agreement

In September 2020, the Company entered into a sublease agreement (the “Sublease”) with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, located in South San Francisco, California (the “Premises”). The Company expects to use the Premises as its new corporate headquarters and to conduct (or expand) research and development activities. The commencement date for the first 85,755 square feet of the Premises (“Initial Premises”) is expected to be by mid-2021 at which time the Company will occupy the space and commence making monthly payments under the Sublease. The Company was provided early access to the Sublease commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work, which resulted in the Company recording rent expense of $1.1 million in 2020 and $1.1 million during the three months ended March 31, 2021, prior to space occupancy and making actual lease payments. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The commencement date for the remaining 29,711 square feet of the Premises (the “Expansion Premises”) is expected to be 24 months following the commencement date on the Initial Premises, although the Company has the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. Assuming a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $45.5 million, excluding the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods. Additionally, the Company posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on the Company’s balance sheet as of March 31, 2021 and December 31,2020.

As of March 31, 2021, the Company’s future minimum payments (excluding potential financial benefit to the Company of base rent abatement, as noted above) under the noncancelable operating leases and sublease are as follows:

Year Ending December 31,	Amount
(in thousands)
2021	$4,780
2022 (1)	5,183
2023	6,310
2024	7,476
2025	7,737
Thereafter	16,296
Total future minimum sublease payments	$47,782

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

8. Related-Party Transactions

Upon the Company’s public offering on May 14, 2020, Merck’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting May 14, 2020, the Company ceased to reflect balances and transactions associated with Merck as being with a related party in its financial statements. Transactions with Merck for the three months ended March 31, 2021 and 2020 are described in Note 5.

As discussed in Note 2, Vaxcyte closed its IPO of its common stock on June 16, 2020, resulting in the Company’s ownership of Vaxcyte’s outstanding equity interest being less than 4.0%. As a result, starting on June 16, 2020, the Company ceased to reflect any balances and transactions associated with Vaxcyte as being with a related party in its financial statements.  Transactions with Vaxcyte for the three months ended March 31, 2021 and 2020 are described in Note 5.

9. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	March 31,	December 31,
	2021	2020
Common stock options issued and outstanding	6,118,376	5,439,295
Restricted common stock units issued and outstanding	1,934,501	666,375
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	1,787,323	1,710,824
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	725,714	361,539
Warrants to purchase common stock	153,070	153,070
Total	10,718,984	8,331,103

Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 31, 2021 and December 31, 2020.

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

10. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 2,287,605 shares on January 1, 2021.  As of March 31, 2021, the Company had 1,787,323 shares available for grant under the 2018 Plan.

The following table summarizes option activity under the Company’s 2004 Plan and 2018 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2020	5,439,295	$11.93	7.75	$53,202
Granted	853,950	$21.35
Exercised	(129,161)	$10.53
Canceled and forfeited	(45,708)	$11.20
Stock options outstanding at March 31, 2021	6,118,376	$13.28	7.98	$58,149
Stock options exercisable at March 31, 2021	2,779,423	$12.53	6.97	$28,424

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three months ended March 31, 2021 and 2020, the aggregate intrinsic value of stock options exercised was $1.9 million and $76,000, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

Three Months Ended
March 31,
	2021	2020
Expected term (in years)	5.8-6.1	5.1-7.0
Expected volatility	84.6-84.9%	73.2%-77.3%
Risk-free interest rate	0.6-1.0%	0.8%-1.6%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three ended March 31, 2021 and 2020 was $15.13 and $4.94 per share, respectively.

Restricted Stock Units

During the three months ended March 31, 2021, the Company granted 1,435,750 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually and will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the three months ended March 31, 2021 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2020	666,375	$9.83
Granted	1,435,750	$21.11
Vested and released	(147,349)	$9.02
Canceled and forfeited	(20,275)	$14.13
Non-vested March 31, 2021	1,934,501	$18.22

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, in order to enable eligible employees to purchase shares of the Company’s common stock.  The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each of the first ten calendar years after the effective date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 457,521 shares on January 1, 2021.  The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the three months ended March 31, 2021 and 2020, the fair value of ESPP shares was estimated using the following assumptions:

	Three Months Ended
	March 31,
	2021	2020
Expected term (in years)	0.5	0.5
Expected volatility	72.5-111.4%	63.0%
Risk-free interest rate	0.1%	1.9%
Expected dividend	–	–

As of March 31, 2021, 421,277 shares had been purchased and 725,714 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Research and development expense:	$1,104	$515
General and administrative expense:	2,848	2,192
Total	$3,952	$2,707

As of March 31, 2021, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $28.3 million and $33.9 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.9 years and 3.8 years, respectively. As of March 31, 2021, there is $0.3 million of unrecognized stock-based compensation expense related to the ESPP.

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the three months ended March 31, 2021 and 2020 was immaterial.

Call Option Plan

In February 2017, the Company adopted a Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of Vaxcyte. As of March 31, 2021, the Company has reserved 266,724 shares of Vaxcyte common stock for issuance under the program, under which call options covering 248,944 and 17,780 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vested 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

A summary of the status of the call options as of March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
	2021	2020
	Shares	Shares
Options vested and exercised	257,834	257,834
Options vested and outstanding	4,445	-
Options unvested and outstanding	4,445	8,890
Total options granted	266,724	266,724

The amounts recognized as compensation expense related to the Call Option Plan for the three months ended March 31, 2021 and 2020 were $20,000 and $138,000, respectively.

The amounts recognized as other expense related to the remeasurement of the vested call options for the three months ended March 31, 2021 and 2020 were $30,000 and $193,000, respectively.  As of March 31, 2021 and December 31, 2020, the liability attributable to the Call Option Plan was $79,000 and $109,000, respectively.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss, basic	$(30,359)	$(19,595)
Denominator:
Shares issued in computing net loss per share, basic and diluted	45,907,590	23,197,971
Net loss per share, basic and diluted	$(0.66)	$(0.84)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended March 31, 2021 and 2020, because including them would have been antidilutive:

	As of March 31,
	2021	2020
Common stock options issued and outstanding	6,118,376	5,145,635
Restricted stock units issued and outstanding	1,934,501	767,016
Warrants to purchase common stock	153,070	153,070
Total	8,205,947	6,065,721

12. Subsequent Events

On April 14, 2021, the Company announced that Merck, known as MSD outside the United States and Canada, will make to the Company a $15 million milestone payment for the initiation of an IND enabling toxicology study for the first program in its collaboration to develop novel cytokine derivative therapeutics for cancer and autoimmune disorders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below.  These forward-looking statements may include, but are not limited to, statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, our future results of operations and financial position, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial, with updated data reported in December 2020. Based on such reported data, STRO-001 has been generally well-tolerated and, unlike certain other ADCs, no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to begin the dose expansion portion of the Phase 1 trial in the second half of 2021. The FDA has granted Orphan Drug Designation for STRO-001 for the treatment of multiple myeloma.

Our second candidate, STRO-002, is currently enrolling patients in a Phase 1 trial focused on ovarian and endometrial cancers with updated data reported in December 2020. Based on such reported data, STRO-002 has been well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. The dose escalation portion of the STRO-002 Phase 1 trial has been fully enrolled and the dose expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2mg/kg. We expect to report updated dose-escalation data for STRO-002 in the second quarter of 2021. For the dose-expansion portion, we dosed the first patient in January 2021 and are treating less heavily pre-treated ovarian cancer patients. We expect to report initial dose-expansion data in the second half of 2021. Additionally, initiation of a STRO-002 combination expansion cohort in ovarian cancer and an expansion cohort for FolRa-selected endometrial cancer are planned for the second half of 2021.

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

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a net loss of $30.4 million and $19.6 million for the three months ended March 31, 2021 and 2020, respectively. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of March 31, 2021, we had an accumulated deficit of $258.2 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impacts on our clinical studies, employee or industry events, and effects on our collaboration partners, suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business. We are beginning to experience the impact of the COVID-19 pandemic on our business through delays in the availability of materials routinely used in biologic therapeutic development and manufacturing, which may cause delays in our research, development and/or manufacturing activities, but overall patient enrollment and treatment remains on track. We may experience more pronounced disruptions in our operations, liquidity, supply chain, facilities, and clinical trials in the future as well. With respect to our clinical trials, we have experienced minor delays in enrollment and occasional delays in data entry by trial sites, but overall enrollment and treatment remains on track. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Financial Operations Overview

Revenue

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck and EMD Serono, and to a lesser extent, from manufacturing, supply and services and products we provide to the above collaborators and to Vaxcyte.

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

At the inception of each agreement, we determine the arrangement transaction price, which includes variable consideration, based on the assessment of the probability of achievement of future milestones and contingent payments and other potential consideration. We recognize revenue over time by measuring our progress towards the complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the service promised to the customer.

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

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Internal costs:
Research and drug discovery	$5,960	$4,553
Process and product development	3,370	2,660
Manufacturing	7,816	5,541
Clinical development	900	512
Total internal costs	18,046	13,266
External Program Costs:
Research and drug discovery	324	255
Toxicology and translational science	410	319
Process and product development	162	58
Manufacturing	1,724	2,343
Clinical development	1,896	1,378
Total external program costs	4,516	4,353
Total research and development expenses	$22,562	$17,619

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resources, audit, accounting and tax services and allocated facilities-related costs. Personnel costs include salaries, employee benefits and stock-based compensation. We expect to incur additional expenses operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on the Nasdaq Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function to support the anticipated growth of our business, and as we continue to advance our product candidates into and through the clinic, we expect the growth of our business to require increased general and administrative expenses.

Interest Income

Interest income consists primarily of interest earned on our invested funds.

Unrealized Loss on Equity Securities

Unrealized loss on equity securities consists of the remeasurement of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs. Additionally, the Company identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment. Other income (expense) in the three months ended March 31, 2021 and 2020 includes changes in values attributable to the arrangement with the Leukemia & Lymphoma Society, Inc. and the Call Option Plan (each as defined in the notes to our financial statements included elsewhere in this report).

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020	Change	Change (%)
	(in thousands)
Revenues	$14,660	$7,152	$7,508	105%
Operating expenses
Research and development	22,562	17,619	4,943	28%
General and administrative	11,107	8,713	2,394	27%
Total operating expenses	33,669	26,332	7,337	28%
Loss from operations	(19,009)	(19,180)	171	(1)%
Interest income	197	641	(444)	(69)%
Unrealized loss on equity securities	(10,689)	–	(10,689)	*
Interest and other expense, net	(858)	(1,056)	198	(19)%
Net loss	$(30,359)	$(19,595)	$(10,764)	55%

* Percentage not meaningful

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended
	March 31,
	2021	2020	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company ("BMS")	$1,239	$2,045	$(806)	(39)%
Merck Sharp & Dohme Corporation (“Merck”) (1)	$11,883	$2,777	$9,106	328%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$220	2,294	(2,074)	(90)%
Vaxcyte (2)	$1,318	36	1,282	*
Total revenue	$14,660	$7,152	$7,508	105%
(1)	Merck was a related party until the closing of our public offering on May 14, 2020.
(2)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

*  Percentage not meaningful

Total revenue increased by $7.5 million, or 105%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  This was due to an increase of $9.1 million of Merck revenue, which reflects a $8.1 million increase in revenue from ongoing performance of research and development services, of which $5.9 million was associated with the contingent third program that was fully recognized upon the determination that the related performance obligation had terminated during the first quarter of 2021, and an increase of $1.4 million in clinical trial materials supply, partially offset by a $0.4 million decrease related to the financing component associated  with the upfront payment, and an increase of $1.3 million of Vaxcyte revenue under our supply agreement.  These increases were partially offset by a decrease of $2.1 million in EMD Serono revenue and a decrease of $0.8 million in BMS revenue.

Research and Development Expense

Research and development expense increased by $4.9 million, or 28%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was due primarily to increases of $2.1 million in personnel-related expenses due to higher headcount, $2.0 million in laboratory supplies and production materials-related expenses, and $1.1 million in facility-related expenses, partially offset by a $0.3 million decrease in consulting and outside services.

General and Administrative Expense

General and administrative expense increased by $2.4 million, or 27% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.  The increase was due primarily to increases of $1.5 million in personnel-related expenses due to higher headcount, $0.2 million in insurance and external services, $0.2 million in equipment-related expenses, and $0.5 million in facility-related expenses.

Interest Income

Interest income decreased by $0.4 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a decrease in the amortization of premiums on investments.

Unrealized Loss on Equity Securities

Unrealized loss on equity securities was $10.7 million during the three months ended March 31, 2021, as compared to zero for the three months ended March 31, 2020. The unrealized loss on equity securities was entirely due to the remeasurement of the estimated fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, decreased by $0.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due primarily to a $0.1 million decrease in other expenses related to the remeasurement of the vested call options under the Call Option Plan and a $0.4 million decrease in interest expense associated with the financing component related to the 2018 Merck Agreement, partially offset by a $0.2 million increase in interest expense related to our outstanding debt.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net operating losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $294.9 million, equity securities of $31.0 million, outstanding debt of $24.7 million and an accumulated deficit of $258.2 million.

2021 Milestone Payment from Merck

On April 14, 2021, we announced that Merck, known as MSD outside the United States and Canada, will make to us a $15 million milestone payment for the initiation of an IND enabling toxicology study for the first program in its collaboration to develop novel cytokine derivative therapeutics for cancer and autoimmune disorders.

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

Vaxcyte, Inc. Equity Ownership

In June 2020, Vaxcyte closed an initial public offering of its common stock at a price per share of $16.00. The Vaxcyte common stock held by us is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability due to the presence of a lock-up agreement during certain periods in 2020, with any unrealized gains and losses recorded in our statements of operations. The lock-up agreement expired in December 2020. As of March 31, 2021, we held 1,567,324 shares of Vaxcyte common stock with an estimated fair value of $31.0 million.

Term Loan

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net Cash used in operating activities	$(30,430)	$(18,734)
Net cash (used in) provided by investing activities	(121,730)	41,637
Net cash provided by financing activities	1,826	15,702
Net (decrease) increase in cash, cash equivalents and restricted cash	$(150,334)	$38,605

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2021 was $30.4 million. Our net loss of $30.4 million included $10.7 million of unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, non-cash charges of $4.0 million for stock-based compensation, $1.3 million for depreciation and amortization, and $0.5 million for the amortization of premium on our marketable securities. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $16.5 million, due to an increase of $1.7 million in accounts receivable from our collaborators, an increase of $3.1 million in prepaid expenses and other assets, a decrease of $7.8 million in our deferred revenue balance from revenue recognized under our collaboration agreements, a decrease of $4.3 million in accrued compensation expense primarily due to bonuses paid in connection with certain company goal achievements, and a decrease of $0.7 million in accounts payable and other liabilities due to timing of payments, offset by an increase of $1.0 million in deferred rent from our sublease.

Cash used in operating activities for the three months ended March 31, 2020 was $18.7 million. Our net loss of $19.6 million was reduced by non-cash charges of $2.7 million for stock-based compensation and $1.1 million for depreciation and amortization. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $2.9 million, due to an increase of $2.8 million in accounts receivable from research and development services revenues from our collaborators, a decrease of $3.1 million in accrued compensation expense primarily due to bonuses paid in connection with certain company goal achievements, a decrease of $0.7 million in other liabilities due to timing of payments, an increase of $2.3 million in our deferred revenue balance due to the $5.0 million received from Merck upon their exercise of an option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which payment was earned in March 2020 and received in April 2020, offset by revenue recognized under our collaboration agreements, and a decrease of $1.4 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

Cash used in investing activities of $121.7 million for the three months ended March 31, 2021 was primarily related to purchases of marketable securities of $164.6 million and purchases of property and equipment of $2.4 million, principally for leasehold improvements to the premises under the Sublease, offset partially by maturities and sales of marketable securities of $45.3 million.

Cash provided by investing activities of $41.6 million for the three months ended March 31, 2020 was primarily related to maturities of marketable securities of $37.5 million and sales of marketable securities of $8.5 million, offset partially by purchases of marketable securities of $3.6 million and purchases of property and equipment of $0.8 million principally related to laboratory and manufacturing equipment.

Cash Flows from Financing Activities

Cash provided by financing activities of $1.8 million for the three months ended March 31, 2021 was primarily related to $1.3 million of proceeds received from the exercise of common stock options and $0.5 million of net proceeds received from participants in our employee equity plans.

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

Revenue Recognition

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck and EMD Serono, and to a lesser extent, from manufacturing, supply and services and products we provide to the above collaborators and Vaxcyte.

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

At the inception of each agreement, we determine the arrangement transaction price, which includes variable consideration, based on the assessment of the probability of achievement of future milestones and contingent payments and other potential consideration. We also evaluate estimates of our resources, which are used as the basis of measurement for revenue to be recognized on an input basis.

For arrangements that include multiple performance obligations, we allocate the transaction price to the identified performance obligations based on the SSP of each distinct performance obligation. In instances where SSP is not directly observable, we develop assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. These key assumptions may include full-time equivalent, or FTE, personnel effort, estimated costs, discount rates and probabilities of clinical development and regulatory success.

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

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock-based awards, including the expected term and the expected volatility of the underlying stock. These assumptions include:

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We had cash, cash equivalents and marketable securities of $294.9 million and $326.5 million as of March 31, 2021 and December 31, 2020, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $31.0 million as of March 31, 2021, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value.  A hypothetical 10 percent decrease in the market price for our equity investments as of March 31, 2021 would decrease the fair value by $3.1 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of March 31, 2021 and December 31, 2020, we had $24.7 million and $24.5 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.  This debt matures on March 1, 2024 and will be interest-only through March 1, 2022.  Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks are:

•	The COVID-19 pandemic is beginning to impact the availability of routine materials for our business, which may cause delays in our research, development and/or manufacturing activities.
•	We have a limited operating history, a history of significant losses and may never achieve or maintain profitability.
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

Risks Related to Our Business

The COVID-19 pandemic  is having an impact on our business.

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

We are beginning to experience the impact of the COVID-19 pandemic on our business, including due to delays in the availability of materials routinely used in biologic therapeutic development and manufacturing, which may cause delays in our research, development and/or manufacturing activities, but overall patient enrollment and treatment remains on track. Most notably, certain consumables used in our development and manufacturing processes have been allocated, based on the Defense Priorities and Allocations System, or DPAS, rules currently in effect, first to production of COVID-19 therapeutic and prophylactic products and then next to production of approved products, with production of products under clinical investigation taking last priority. For example, we have not been able to procure certain filters used for GMP manufacture of our and our partners’ product candidates in the time frame we were expecting, placing the timeline for manufacture of such product candidates at risk. Further, routine materials such as disposable bags, filters, and chromatography resins have become limited in supply and placed the timeline for development of the process to manufacture another one of our partners’ projects at risk. We are attempting to mitigate these risks by ordering sufficient materials to provide a safety stock in reserve and by sourcing some of these materials from our partners’ safety stock. These impacts and any future impacts from the COVID-19 pandemic may adversely affect our research, development and/or manufacturing activities, which could negatively impact our business, financial condition and operations.

As a result of the COVID-19 pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak may impact our business, clinical trials, research activities, preclinical studies and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the pandemic, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of March 31, 2021, had an accumulated deficit of $258.2 million. For the three months ended March 31, 2021 and the year ended December 31, 2020, our net loss was $30.4 million and $32.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The net loss for the three months ended March 31, 2021 included the impact of the non-

operating, unrealized loss of $10.7 million related to our holdings of Vaxcyte common stock. The net loss for the year ended December 31, 2020 included the impact of the non-operating, unrealized gain of $41.5 million related to our holdings of Vaxcyte common stock. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2021, we had 294.9 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our product candidates, STRO-001 is in the dose escalation phase and STRO-002 is in the dose escalation and dose expansion phase of their respective Phase 1 clinical trials. Also, enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for CC-99712, a BCMA ADC candidate resulting from our BMS collaboration; and a Phase 1 clinical trial was initiated in the first quarter of 2021 for M1231, a MUC1-EGFR bispecific ADC resulting from our EMD Serono collaboration. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

Manufacturing is a vital component of our business strategy. To ensure timely and consistent product supply we currently use a hybrid product supply approach wherein certain elements of our product candidates are manufactured internally at our manufacturing facilities in San Carlos, California, and other elements are manufactured at qualified third-party CMOs. Since our own manufacturing facilities may be limited or unable to manufacture certain of our preclinical and clinical trial product materials and supplies, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborator’s needs. For example, we have entered into a manufacturing agreement with EMD Millipore Corporation to provide manufacturing services for certain linker-warhead materials used in our STRO-001 product candidate and to perform conjugation of the linker-warhead with the antibody component of our STRO-001 and STRO-002 product candidates. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic. If we or our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

As of March 31, 2021, we had 195 full-time employees.  As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our investment in Vaxcyte is subject to risk

As of March 31, 2021, we held Vaxcyte common stock with a fair value of $31.0 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1	Severance and Change in Control Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: May 6, 2021	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: May 6, 2021	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer