Form 10-Q
period 2021-06-30
SUTRO BIOPHARMA, INC.
filed 2021-08-09
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 46,147,345 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,392	$206,152
Marketable securities	167,032	120,341
Investment in equity securities	35,280	41,644
Accounts receivable	9,160	5,559
Prepaid expenses and other current assets	9,751	4,486
Total current assets	277,615	378,182
Property and equipment, net	18,669	12,935
Marketable securities, non-current	60,006	—
Other non-current assets	2,626	2,122
Restricted cash	872	872
Total assets	$359,788	$394,111
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,642	$5,544
Accrued compensation	6,510	8,823
Deferred revenue—current	8,128	14,603
Debt—current	3,125	—
Other current liabilities	720	627
Total current liabilities	26,125	29,597
Deferred revenue, non-current	193	6,100
Deferred rent	3,432	1,340
Debt—non-current	21,694	24,545
Other noncurrent liabilities	844	481
Total liabilities	52,288	62,063
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 46,141,454 and 45,752,116 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	46	46
Additional paid-in-capital	571,883	559,746
Accumulated other comprehensive (loss) income	(45)	129
Accumulated deficit	(264,384)	(227,873)
Total stockholders’ equity	307,500	332,048
Total Liabilities and Stockholders’ Equity	$359,788	$394,111

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues (including amounts from related parties of $0 during both the three and six months ended June 30, 2021, and $0 and $2,813 during the three and six months ended June 30, 2020, respectively)	$28,049	$9,469	$42,709	$16,621
Operating expenses
Research and development	25,309	17,243	47,871	34,862
General and administrative	12,545	8,643	23,652	17,356
Total operating expenses	37,854	25,886	71,523	52,218
Loss from operations	(9,805)	(16,417)	(28,814)	(35,597)
Interest income	175	384	372	1,025
Unrealized gain (loss) on equity securities	4,325	48,860	(6,364)	48,860
Interest and other expense, net	(847)	(2,955)	(1,705)	(4,011)
Net (loss) income	$(6,152)	$29,872	$(36,511)	$10,277
Net (loss) income per share, basic	$(0.13)	$1.00	$(0.79)	$0.39
Net (loss) income per share, diluted	$(0.13)	$0.94	$(0.79)	$0.36
Weighted-average shares used in computing basic net (loss) income per share	46,116,175	29,900,913	46,007,892	26,510,873
Weighted-average shares used in computing diluted net (loss) income per share	46,116,175	31,777,960	46,007,892	28,538,279

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income	$(6,152)	$29,872	$(36,511)	$10,277
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(45)	370	(174)	233
Comprehensive (loss) income	$(6,197)	$30,242	$(36,685)	$10,510

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	—	$—	45,752,116	$46	$559,746	$129	$(227,873)	$332,048
Exercise of common stock options	—	—	129,161	—	1,360	—	—	1,360
Issuance of common stock under Employee Stock Purchase Plan	—	—	93,346	—	873	—	—	873
Vesting of restricted stock units	—	—	147,349	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	—	—	(18,366)	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	—	—	3,952	—	—	3,952
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	(30,359)	(30,359)
Balances at March 31, 2021	—	$—	46,103,606	$46	$565,524	$—	$(258,232)	$307,338
Exercise of common stock options	—	—	40,902	—	452	—	—	452
Return and retirement of common stocks	—	—	(6,804)	—	—	—	—	—
Vesting of restricted stock units	—	—	3,750	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,907	—	—	5,907
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(6,152)	(6,152)
Balances at June 30, 2021	—	$—	46,141,454	$46	$571,883	$(45)	$(264,384)	$307,500

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	—	$—	23,098,969	$23	$293,346	$165	$(195,745)	$97,789
Exercise of common stock options	—	—	12,937	—	56	—	—	56
Issuance of common stock under Employee Stock Purchase Plan	—	—	74,465	—	646	—	—	646
Vesting of restricted stock units	—	—	41,050	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,707	—	—	2,707
Issuance of common stock warrants in connection with debt refinancing	—	—	—	—	619	—	—	619
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	(19,595)	(19,595)
Balances at March 31, 2020	—	$—	23,227,421	$23	$297,374	$28	$(215,340)	$82,085
Exercise of common stock options	—	—	1,257	—	8	—	—	8
Vesting of restricted stock units	—	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,011	—	—	3,011
Issuance of common stock in connection with public offering, net of issuance costs of $6,626	—	—	12,650,000	13	91,398	—	—	91,411
Net unrealized gain on available-for- sale securities	—	—	—	—	—	370	—	370
Net income	—	—	—	—	—	—	29,872	29,872
Balances at June 30, 2020	—	$—	35,878,928	$36	$391,791	$398	$(185,468)	$206,757

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net (loss) income	$(36,511)	$10,277
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,411	2,158
Amortization of premium on marketable securities	1,194	54
Stock-based compensation	9,859	5,718
Unrealized loss (gain) on equity securities	6,364	(48,860)
Remeasurement of liability awards	25	1,979
Other	258	322
Changes in operating assets and liabilities:
Accounts receivable	(3,601)	1,196
Prepaid expenses and other assets	(5,265)	1,475
Accounts payable	1,742	(1,969)
Accrued compensation	(2,313)	(1,497)
Other liabilities	434	(413)
Deferred rent	2,092	(79)
Deferred revenue	(12,382)	(1,595)
Net cash used in operating activities	(35,693)	(31,234)
Investing activities
Purchases of marketable securities	(202,315)	(91,270)
Maturities of marketable securities	85,250	63,800
Sales of marketable securities	9,000	14,500
Purchases of equipment and leasehold improvements	(7,789)	(2,529)
Net cash used in investing activities	(115,854)	(15,499)
Financing activities
Proceeds from public offering	—	98,038
Payment of issuance costs	(491)	(6,627)
Proceeds from debt refinancing	—	25,000
Payment of debt	—	(10,000)
Proceeds from exercise of common stock options	1,812	64
Taxes paid related to net shares settlement of restricted stock units	(407)	—
Proceeds from employee stock purchase plan	873	646
Net cash provided by financing activities	1,787	107,121
Net (decrease) increase in cash, cash equivalents and restricted cash	(149,760)	60,388
Cash, cash equivalents and restricted cash at beginning of period	207,024	4,975
Cash, cash equivalents and restricted cash at end of period	$57,264	$65,363
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,020	$649
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable	$1,376	$1,286
Embedded interest associated with program fees	$412	$1,128
Warrants issued to lenders	$—	$619

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2021, the Company had an accumulated deficit of $264.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of June 30, 2021, the Company had unrestricted cash, cash equivalents and marketable securities of $283.4 million, which is available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of June 30, 2021 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its financial statements.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers, suppliers, service providers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from such estimates or assumptions.

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases (“ASC 842”). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. For public entities, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including all interim periods within that year.  As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASC 842 has not yet been adopted. However, on June 30, 2021, the Company’s public float exceeded $700 million, and therefore the Company will lose its “smaller reporting company” and “emerging growth company” status on December 31, 2021, and will instead be considered a large accelerated filer. The Company expects to adopt ASC 842 in the third quarter of 2021, with an effective date of January 1, 2021. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption of this standard, which will increase the total assets and total liabilities that it reports relative to such amounts presented prior to adoption.

In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments Credit Losses, which requires consideration of a broader range of reasonable and supportable information to developing credit loss estimates. For public entities, ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, including all interim periods within those years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 has not yet been adopted.  However, on June 30, 2021, the Company’s public float exceeded $700 million, and therefore the Company will lose its “smaller reporting company” and “emerging growth company” status on December 31, 2021, and will instead be considered a large accelerated filer.  The Company expects to adopt ASU 2016-13 in the third quarter of 2021. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its financial statements and related disclosures.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	June 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$56,392	$65,348
Restricted cash	872	15
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$57,264	$65,363

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

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The Company determined the fair value of financial assets and liabilities using the fair value hierarchy that describes three levels of inputs that may be used to measure fair value, as follows:

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$57,964	$57,964	$–	$–
Commercial paper	59,361	–	59,361	–
Corporate debt securities	71,419	–	71,419	–
Equity securities	35,280	35,280	–	–
Asset-backed securities	37,792	–	37,792	–
U.S. government securities	45,214	45,214	–	–
Supranational debt securities	13,252	–	13,252	–
Total	$320,282	$138,458	$181,824	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of June 30, 2021 and December 31, 2020, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

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

As of June 30, 2021, the Company held 1,567,324 shares of Vaxcyte common stock with an estimated fair value of $35.3 million. Related to Vaxcyte common stock, the Company recognized an unrealized gain of $4.3 million for the three months ended June 30, 2021 and unrealized loss of $6.4 million for the six months ended June 30, 2021.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	June 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$57,964	$–	$–	$57,964
Commercial paper	59,361	–	–	59,361
Corporate debt securities	71,451	13	(45)	71,419
Asset-based securities	37,797	10	(15)	37,792
U.S. government securities	45,215	4	(5)	45,214
Supranational debt securities	13,259	–	(7)	13,252
Total	285,047	27	(72)	285,002
Less amounts classified as cash equivalents	(57,964)	–	–	(57,964)
Total marketable securities	$227,083	$27	$(72)	$227,038

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$204,632	$–	$–	$204,632
Commercial paper	42,208	–	–	42,208
Corporate debt securities	25,669	48	(1)	25,716
Asset-based securities	12,593	39	–	12,632
U.S. government securities	39,743	44	(2)	39,785
Total	324,845	131	(3)	324,973
Less amounts classified as cash equivalents	(204,632)	–	–	(204,632)
Total marketable securities	$120,213	$131	$(3)	$120,341

As of June 30, 2021 and December 31, 2020, $60.0 million and zero, respectively, of marketable securities had maturities of more than one year and are classified as long-term assets.

There were $93.8 million and $14.7 million of investments in an unrealized loss position of $72,000 and $3,000 as of June 30, 2021 and December 31, 2020, respectively. During the three and six months ended June 30, 2021 and 2020, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based upon the Company’s impairment review, the Company determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates. Based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.  As such, the Company concluded that the unrealized losses in the investment securities were not other-than-temporary.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements and supply agreements with various pharmaceutical and biotechnology companies. See “Note 5. Collaboration and License Agreements and Supply Agreements” to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, or as further described below, for additional information on each of our collaboration agreements.

In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Bristol Myers Squibb Company (“BMS”)	$5,427	$1,509	$6,666	$3,554
Merck Sharp & Dohme Corporation (“Merck”) (1)	19,878	7,005	31,761	9,782
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	2,375	855	2,595	3,149
Vaxcyte (2)	369	100	1,687	136
Total revenue	$28,049	$9,469	$42,709	$16,621
(1)	Merck was a related party until the closing of the Company’s public offering on May 14, 2020.
(2)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied.  The Company expects to recognize approximately $8.1 million of the deferred revenue over the next twelve months.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the six months ended June 30, 2021:

Six Months Ended
June 30, 2021
(in thousands)
Deferred revenue—December 31, 2020	$20,703
Additions to deferred revenue	16,268
Recognition of revenue in current period	(28,650)
Deferred revenue—June 30, 2021	$8,321

There have been no material changes to the Company’s collaboration agreements in the three and six months ended June 30, 2021, except as described below.

Collaboration with BMS

BMS Agreement

In September 2014, the Company signed a Collaboration and License Agreement (the “BMS Agreement”) with BMS to discover and develop bispecific antibodies and/or antibody-drug conjugates (“ADCs”), focused primarily on the field of immuno-oncology, using the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF®. In August 2017, the Company entered into an amended and restated collaboration and license agreement with BMS to refocus the collaboration on four programs that were advancing through preclinical development, including an ADC program targeting B cell maturation antigen (“BCMA ADC”).

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

As of both June 30, 2021 and December 31, 2020, there was zero balance in deferred revenue related to payments received by the Company under the BMS Agreement.

2018 BMS Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 BMS Master Services Agreement”) with BMS, wherein BMS requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of both June 30, 2021 and December 31, 2020, there was $1.2 million of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$–	$990	$–	$1,974
Research and development services	211	253	513	400
Materials supply	5,216	266	6,153	1,180
Total revenue	$5,427	$1,509	$6,666	$3,554

Collaboration with Merck

2018 Merck Agreement

In July 2018, the Company entered into an agreement (the “2018 Merck Agreement”) with Merck to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders with an initial transaction price of $60.0 million. Under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment and has calculated total interest expense of $7.4 million as of June 30, 2021 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as interest expense and revenue over the estimated service period for the first and second target programs.

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

In the second quarter of 2021, the Company earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration. The $15.0 million was, in prior periods, considered to be a fully constrained variable consideration.  Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $65.0 million to $80.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the current period. Based upon the adjusted transaction price, revenue allocated to the access to intellectual property rights was $9.4 million and incremental revenue of $1.6 million was recognized in the current period as this performance obligation was previously completed. Revenue allocated to the first and second target programs totaled $60.6 million, to be recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program. Incremental revenue of $9.1 million was recognized in the current period. The Company allocated $9.1 million of the adjusted transaction price to the material right associated with the contingent third program and incremental revenue of $3.2 million was recognized in the current period as this performance obligation was previously completed. As it pertains to the JSC performance obligation, the incremental transaction price allocation resulted in additional revenue of $0.1 million recognized in the current period. As a result of the change in transaction price, due to the $15.0 million contingent payment earned in the second quarter of 2021, the Company recorded a $14.0 million cumulative catch-up in revenue in the three months ended June 30, 2021.

The Company is eligible to receive aggregate contingent payments of up to approximately $0.5 billion for each of the target programs selected by Merck, assuming the development and sale of the therapeutic candidate and all possible indications identified under the collaboration. If one or more products from each of the target programs are developed for non-oncology or a single indication, the Company will be eligible for reduced aggregate milestone payments. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

As of June 30, 2021 and December 31, 2020, there was $6.1 million and $18.5 million, respectively, of deferred revenue related to the transaction price under the 2018 Merck Agreement.

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

As of both June 30, 2021 and December 31, 2020, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$18,322	$5,202	$27,383	$6,141
Research and development services	705	1,275	1,909	2,513
Financing component on unearned revenue	181	528	412	1,128
Materials supply	670	–	2,057	–
Total revenue	$19,878	$7,005	$31,761	$9,782

Collaboration with EMD Serono

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

  The Company is eligible to receive up to $52.5 million for M1231 under the MDA Agreement, primarily from pre-commercial contingent payments. Relatedly, the Company earned a $2.0 million contingent payment in the second quarter of 2021 related to a patient enrollment achievement in the Phase 1 dose escalation portion of a study of M1231.  In August 2020, the Company earned a $1.0 million clinical supply milestone payment under the MDA Agreement. In September 2019, the Company earned a $1.5 million contingent payment under the MDA Agreement upon designation by EMD Serono of a specific bispecific antibody drug conjugate as a clinical development candidate with their approval to advance it to IND-enabling studies.  In addition, the Company is eligible to receive tiered royalties ranging from low-to-mid single digit percentages, along with certain additional one-time royalties, on worldwide sales of any commercial products that may result from the MDA Agreement.

As of both June 30, 2021 and December 31, 2020, there was no deferred revenue related to payments received by the Company under the MDA Agreement.

2019 EMD Serono Supply Agreement

In April 2019, the Company entered into an ADC Product Preclinical and Phase I Clinical Supply Agreement (the “2019 EMD Serono Supply Agreement”) with EMD Serono, wherein EMD Serono requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of both June 30, 2021 and December 31, 2020, there was $1.0 million of deferred revenue related to payments received by the Company under the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Contingent payment earned	$2,000	$–	$2,000	$–
Research and development services	126	492	289	823
Materials supply	249	363	306	2,326
Total revenue	$2,375	$855	$2,595	$3,149

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus margin arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturers (“CMOs”) to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. The agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were accounted for by the Company as a reduction to research and development expense.

Revenues under the Vaxcyte Supply Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development services	$264	$–	$469	$–
Materials supply	105	100	1,218	136
Total revenue	$369	$100	$1,687	$136

6. Loan and Security Agreement

The Company entered into loan and security agreements with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) in both August 2017 and February 2020. See “Note 7. Loan and Security Agreement” to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, or as further described below, for additional information.

In connection with entering into the loan and security agreement in February 2020, the Company issued to the lenders warrants exercisable for 81,257 shares of the Company’s common stock (the “2020 Warrants”). The 2020 Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which is the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the effective date of the February 2020 loan and security agreement. The 2020 Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions. The estimated fair value upon issuance of the Warrants of $0.6 million was recorded as a debt discount on the associated borrowings on the Company’s balance sheet. The debt discount is being amortized to interest expense over the expected repayment period of the loan using the effective-interest method.

As of June 30, 2021, the Company has classified $3.1 million of the outstanding debt balance as current and $21.7 million as non-current, which reflects the scheduled repayment terms under the February 2020 loan and security agreement.

  As of both June 30, 2021 and December 31, 2020, accrued interest expense was $0.2 million.

During the three and six months ended June 30, 2021, the Company recorded interest expense related to loans outstanding of $0.6 million and $1.3 million, respectively, with average interest rates of 8.07% in both periods, and interest related to the accretion of debt discount of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2020, the Company recorded interest expense related to loans outstanding of $0.6 million and $1.0 million, respectively, with average interest rates of 8.07% and 8.08%, respectively, and interest related to the accretion of debt discount of $0.1 million and $0.2 million, respectively.

7. Commitments and Contingencies

In June 2021, the Company entered into a third amendment (the “Third Amendment”) to its manufacturing facility lease, dated May 18, 2011, as amended, by and between Alemany Plaza LLC, located in San Carlos, California (the “San Carlos Lease”), as an extension to the term of the San Carlos Lease for a period of five years (the “Lease Extension Period”).  Pursuant to the Third Amendment, the San Carlos Lease will expire on July 31, 2026, and it includes an option to renew the San Carlos Lease for an additional five years.  The aggregate estimated base rent payments due over the Lease Extension Period is approximately $4.2 million, subject to certain terms contained in the San Carlos Lease.

In June 2021, the Company entered into a first amendment (the “First Amendment”) to its manufacturing support facility lease, dated May 4, 2015, as amended, by and between 870 Industrial Road LLC, located in San Carlos, California (the “Industrial Lease”), as an extension to the term of the Industrial Lease for a period of five years (the “Industrial Lease Extension Period”).  Pursuant to the first Amendment, the Industrial Lease will expire on June 30, 2026, and it includes an option to renew the Industrial Lease for an additional five years.  The aggregate estimated base rent payments due over the Industrial Lease Extension Period is approximately $4.3 million, subject to certain terms contained in the Industrial Lease.

In September 2020, the Company entered into a sublease agreement (the “Sublease”) with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, located in South San Francisco, California (the “Premises”). The Company expects to use the Premises as its new corporate headquarters and to conduct (or expand) research and development activities. The commencement date for the first 85,755 square feet of the Premises (“Initial Premises”) was in July 2021 at which time the Company commenced making monthly payments under the Sublease, with occupancy of such space expected later in the third quarter of 2021. The Company was provided early access to the Sublease commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work, which resulted in the Company recording rent expense of $1.1 million and $2.2 million during the three and six months ended June 30, 2021, prior to making actual lease payments and space occupancy. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The commencement date for the remaining 29,711 square feet of the Premises (the “Expansion Premises”) is expected to be 24 months following the commencement date on the Initial Premises, although the Company has the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. Assuming a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $45.5 million, excluding the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods. Additionally, the Company posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on the Company’s balance sheet as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, the Company’s future minimum payments (excluding potential financial benefit to the Company of base rent abatement, as noted above) under the noncancelable operating leases and sublease are as follows:

Year Ending December 31,	Amount
(in thousands)
2021	$4,538
2022 (1)	6,793
2023	7,969
2024	9,184
2025	9,497
Thereafter	17,265
Total future minimum sublease payments	$55,246

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

8. Related-Party Transactions

Upon the Company’s public offering on May 14, 2020, Merck’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting May 14, 2020, the Company ceased to reflect balances and transactions associated with Merck as being with a related party in its financial statements. Transactions with Merck for the three and six months ended June 30, 2021 and 2020 are described in Note 5.

As discussed in Note 2, Vaxcyte closed its IPO of its common stock on June 16, 2020, resulting in the Company’s ownership of Vaxcyte’s outstanding equity interest being less than 4.0%. As a result, starting on June 16, 2020, the Company ceased to reflect any balances and transactions associated with Vaxcyte as being with a related party in its financial statements.  Transactions with Vaxcyte for the three and six months ended June 30, 2021 and 2020 are described in Note 5.

9. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	June 30,	December 31,
	2021	2020
Common stock options issued and outstanding	6,250,931	5,439,295
Restricted common stock units issued and outstanding	1,988,426	666,375
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	1,555,985	1,710,824
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	725,714	361,539
Warrants to purchase common stock	153,070	153,070
Total	10,674,126	8,331,103

Preferred Stock

As of June 30, 2021 and December 31, 2020, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2021 and December 31, 2020.

Warrants

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

In February 2020, in connection with entering into a loan and security agreement, the Company issued to Oxford and SVB the 2020 Warrants, which are exercisable for 54,171 shares and 27,086 shares, respectively, of the Company’s common stock. The 2020 Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which is the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the effective date of the February 2020 loan and security agreement. The 2020 Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions.

10. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan and 2018 Equity Incentive Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 2,287,605 shares on January 1, 2021.  As of June 30, 2021, the Company had 1,555,985 shares available for grant under the 2018 Plan.

The following table summarizes option activity under the Company’s 2004 Plan and 2018 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2020	5,439,295	$11.93	7.75	$53,202
Granted	1,046,950	$20.85
Exercised	(170,063)	$10.65
Canceled and forfeited	(65,251)	$10.77
Stock options outstanding at June 30, 2021	6,250,931	$13.47	7.80	$34,469
Stock options exercisable at June 30, 2021	3,166,329	$12.57	6.94	$19,218

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three and six months ended June 30, 2021, the aggregate intrinsic value of stock options exercised was $0.3 million and $2.2 million, respectively, determined at the date of the option exercise. For the three and six months ended June 30, 2020, the aggregate intrinsic value of stock options exercised was $5,000 and $81,000, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

Six Months Ended
June 30,
	2021	2020
Expected term (in years)	5.3-6.1	2.8-7.0
Expected volatility	84.6%-84.9%	73.2%-84.0%
Risk-free interest rate	0.6%-1.1%	0.2%-1.6%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three and six months ended June 30, 2021 was $12.84 and $14.71 per share, respectively, and during the three and six months ended June 30, 2020 was $5.60 and $5.03 per share, respectively.

Restricted Stock Units

During the six months ended June 30, 2021, the Company granted 1,511,750 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually and will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the six months ended June 30, 2021 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2020	666,375	$9.83
Granted	1,511,750	$21.02
Vested and released	(151,099)	$9.03
Canceled and forfeited	(38,600)	$16.46
Non-vested June 30, 2021	1,988,426	$18.27

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, in order to enable eligible employees to purchase shares of the Company’s common stock.  The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 457,521 shares on January 1, 2021.  The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the six months ended June 30, 2021 and 2020, the fair value of ESPP shares was estimated using the following assumptions:

	Six Months Ended
	June 30,
	2021	2020
Expected term (in years)	0.5	0.5
Expected volatility	72.5-111.4%	63.0%
Risk-free interest rate	0.1%	1.9%
Expected dividend	–	–

As of June 30, 2021, 421,277 shares had been purchased and 725,714 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development expense:	$1,845	$696	$2,949	$1,211
General and administrative expense:	$4,062	2,315	6,910	4,507
Total	$5,907	$3,011	$9,859	$5,718

As of June 30, 2021, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $27.5 million and $32.5 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years and 3.5 years, respectively. As of June 30, 2021, there is $0.1 million of unrecognized stock-based compensation expense related to the ESPP.

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

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the three and six months ended June 30, 2021 and 2020 was immaterial.

Call Option Plan

In February 2017, the Company adopted a Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of Vaxcyte. As of June 30, 2021, the Company has reserved 266,724 shares of Vaxcyte common stock for issuance under the program, under which call options covering 248,944 and 17,780 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vested 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

A summary of the status of the call options as of June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020
	Shares	Shares
Options vested and exercised	257,834	257,834
Options vested and outstanding	4,445	-
Options unvested and outstanding	4,445	8,890
Total options granted	266,724	266,724

The amounts recognized as compensation expense related to the Call Option Plan for the three and six months ended June 30, 2021 were $26,000 and $46,000, respectively. The amounts recognized as compensation expense related to the Call Option Plan for the three and six months ended June 30, 2020 were $64,000 and $68,000, respectively.

The amounts recognized as other expense or income related to the remeasurement of the vested call options for the three and six months ended June 30, 2021 were $12,000 of other expense and $18,000 of other income, respectively.  The amounts recognized as other expense related to the remeasurement of the vested call options for the three and six months ended June 30, 2020 were $1.8 million and $2.0 million, respectively. As of June 30, 2021 and December 31, 2020, the liability attributable to the Call Option Plan was $137,000 and $109,000, respectively.

11. Net (Loss) Income Per Share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net (loss) income, basic and diluted	$(6,152)	$29,872	$(36,511)	$10,277
Denominator:
Weighted-average shares used to compute basic EPS	46,116,175	29,900,913	46,007,892	26,510,873
Dilutive effect of common stock options	–	1,020,799	–	1,124,799
Dilutive effect of restricted stock units	–	774,991	–	774,991
Dilutive effect of warrants to purchase common stock	–	81,257	–	127,616
Weighted-average shares used to compute diluted EPS	46,116,175	31,777,960	46,007,892	28,538,279
Net (loss) income per share:
Basic	$(0.13)	$1.00	$(0.79)	$0.39
Diluted	$(0.13)	$0.94	$(0.79)	$0.36

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended June 30, 2021, because including them would have been antidilutive:

As of June 30,
2021
Common stock options issued and outstanding	6,250,931
Restricted stock units issued and outstanding	1,988,426
Warrants to purchase common stock	153,070
Employee stock purchase plan	36,902
Total	8,429,329

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

Our second candidate, STRO-002, is currently enrolling patients in a Phase 1 trial focused on ovarian and endometrial cancers with updated data from the dose-escalation portion of the trial most recently reported in May 2021. As of April 23, 2021, the dose-escalation cohort of the Phase 1 trial had enrolled 39 ovarian cancer patients and included 34 patients treated with clinically active dose levels at 2.9 mg/kg or higher, of which 31 patients had at least one post-baseline scan and were evaluable for RECIST responses.  The results of this data is summarized as follows:

•

Of the 31 patients evaluable for RECIST, 10 patients met criteria for response. One patient achieved a complete response, or CR, and nine patients achieved a partial response, or PR. Of the nine PRs, four were confirmed PRs, or cPRs, and five were unconfirmed PRs, or uPRs;

•	For the five confirmed responders (1 CR and 4 cPRs), the median duration of response, or DOR, was 5.8 months;
•	Median study follow-up was 8.4 months and median progression-free survival, or PFS, was 7.2 months;
•

86% of all observed treatment-emergent adverse events, or AEs, were Grade 1 or 2. The most common Grade 3 and 4 AEs were neutropenia (64%), arthralgia (13%), fatigue (10%), neuropathy (8%), and abdominal pain (8%); percentages of Grade 3 and 4 AEs are the percentage of the 39 patients evaluable for safety that manifested the applicable Grade 3 or 4 AE. All Grade 3 or 4 AEs were managed with standard medical treatment, dose reductions or dose delays; and

•	Dose limiting toxicities, or DLTs, were observed at higher dose levels in two patients – at 6.0 mg/kg (Grade 2 neuropathy/Grade 3 arthralgia) and at 6.4 mg/kg (Grade 3 bone pain).

Tissue samples for FolRα-expression analysis were provided by clinical sites retrospectively and were available in 18 patients treated at ≥ 2.9 mg/kg in the dose-escalation cohort. Antitumor activity was observed across a broad range of FolRα-expression levels.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with Celgene (now BMS), Merck and EMD Serono, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public offerings of common stock, and debt proceeds.

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a net loss of $36.5 million for the six months ended June 30, 2021. We had a loss from operations of $35.6 million and net income of $10.3 million, due principally to an unrealized gain of $48.9 million related to our holdings of Vaxcyte common stock, for the six months ended June 30, 2020. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of June 30, 2021, we had an accumulated deficit of $264.4 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impacts on our clinical studies, employee or industry events, and effects on our collaboration partners, suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business. We are experiencing the impact of the COVID-19 pandemic on our business through delays in the availability of materials routinely used in biologic therapeutic development and manufacturing, which has the potential to cause delays in our research, development and/or manufacturing activities, but overall patient enrollment and treatment remains on track. We may experience more pronounced and significant disruptions in our operations, liquidity, supply chain, facilities, and clinical trials in the future as well. With respect to our clinical trials, we have experienced minor delays in enrollment and occasional delays in data entry by trial sites, but overall enrollment and treatment remains on track. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations, revenue earned from our collaboration partners, and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, and disruptions in our supply chain for our product candidates. As of the filing date of this Form 10-Q, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the ongoing COVID-19 pandemic on our business.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$6,741	$4,423	$12,701	$8,976
Process and product development	3,361	2,604	6,731	5,264
Manufacturing	7,918	5,821	15,734	11,362
Clinical development	1,053	646	1,953	1,158
Total internal costs	19,073	13,494	37,119	26,760
External Program Costs:
Research and drug discovery	366	328	690	583
Toxicology and translational science	196	292	606	611
Process and product development	20	108	182	166
Manufacturing	2,745	1,456	4,469	3,799
Clinical development	2,909	1,565	4,805	2,943
Total external program costs	6,236	3,749	10,752	8,102
Total research and development expenses	$25,309	$17,243	$47,871	$34,862

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

Interest and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs. Additionally, we identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment. Other income (expense) in the three months ended June 30, 2021 and 2020 includes changes in values attributable to the arrangement with the Call Option Plan as defined in the notes to our financial statements included elsewhere in this report.

Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended
	June 30,
	2021	2020	Change	Change (%)
	(in thousands)
Revenues	$28,049	$9,469	$18,580	196%
Operating expenses
Research and development	25,309	17,243	8,066	47%
General and administrative	12,545	8,643	3,902	45%
Total operating expenses	37,854	25,886	11,968	46%
Loss from operations	(9,805)	(16,417)	6,612	(40)%
Interest income	175	384	(209)	(54)%
Unrealized gain on equity securities	4,325	48,860	(44,535)	(91)%
Interest and other expense, net	(847)	(2,955)	2,108	(71)%
Net (loss) income	$(6,152)	$29,872	$(36,024)	(121)%

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended
	June 30,
	2021	2020	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$5,427	$1,509	$3,918	260%
Merck Sharp & Dohme Corporation (“Merck”) (1)	$19,878	$7,005	$12,873	184%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	$2,375	855	1,520	178%
Vaxcyte (2)	$369	100	269	269%
Total revenue	$28,049	$9,469	$18,580	196%
(1)	Merck was a related party until the closing of our public offering on May 14, 2020.
(2)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

Total revenue increased by $18.6 million, or 196%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  This was due to an increase of $12.8 million from Merck, which reflects the cumulative catch-up in revenue as a result of the change in transaction price due to a $15.0 million contingent payment earned in the second quarter of 2021 for the initiation of the first IND-enabling toxicology study under the first program in the collaboration and an increase of $0.1 million in clinical supply.  Further, there was an increase of $3.9 million from BMS, which was comprised of a $5.0 million increase in contract research and manufacturing activities supporting clinical trial supply, partially offset by a $1.0 decrease associated with the ongoing performance related to the partially unsatisfied performance obligations.  Additionally, there was an increase of $1.5 million from EMD Serono, which reflects a $2.0 million contingent payment earned in the second quarter of 2021 related to a patient enrollment achievement in the Phase 1 dose escalation portion of the study of M1231, partially offset by a $0.5 million decrease in research and development services.

Research and Development Expense

Research and development expense increased by $8.1 million, or 47%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to increases of $2.6 million in personnel-related expenses due to higher headcount, $3.1 million in laboratory supplies, clinical trial costs and production materials-related expenses, $1.3 million in consulting and outside services, and $1.0 million in facility-related expenses.

General and Administrative Expense

General and administrative expense increased by $3.9 million, or 45%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  The increase was due primarily to increases of $2.6 million in personnel-related expenses due to higher headcount, $0.5 million in insurance and external services, and $0.6 million in facility-related expenses.

Interest Income

Interest income decreased by $0.2 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a decrease in the amortization of premiums on investments.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $4.3 million during the three months ended June 30, 2021, as compared to $48.9 million for the three months ended June 30, 2020. The unrealized gain on equity securities in each period was entirely due to the remeasurement of the estimated fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, decreased by $2.1 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a $1.8 million decrease related to the remeasurement of the vested call options under the Call Option Plan and a $0.3 million decrease in interest expense associated with the financing component related to the 2018 Merck Agreement.

Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended
	June 30,
	2021	2020	Change	Change (%)
	(in thousands)
Revenues	$42,709	$16,621	$26,088	157%
Operating expenses
Research and development	47,871	34,862	13,009	37%
General administrative	23,652	17,356	6,296	36%
Total operating expenses	71,523	52,218	19,305	37%
Loss from operations	(28,814)	(35,597)	6,783	(19)%
Interest income	372	1,025	(653)	(64)%
Unrealized (loss) gain on equity securities	(6,364)	48,860	(55,224)	(113)%
Interest and other expense, net	(1,705)	(4,011)	2,306	(57)%
Net (loss) income	$(36,511)	$10,277	$(46,788)	(455)%

Revenue

We have recognized revenue as follows during the periods indicated:

	Six Months Ended
	June 30,
	2021	2020	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company	$6,666	$3,554	$3,112	88%
Merck Sharp & Dohme Corporation (1)	$31,761	$9,782	$21,979	225%
Merck KGaA, Darmstadt, Germany	$2,595	3,149	(554)	(18)%
Vaxcyte (2)	$1,687	136	1,551	1,140%
Total revenue	$42,709	$16,621	$26,088	157%
(1)	Merck was a related party until the closing of our public offering on May 14, 2020.
(2)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

Total revenue increased by $26.1 million, or 157%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  This was due to an increase of $22.0 million from Merck, primarily in revenue from ongoing performance of research and development services, of which $5.9 million was associated with the contingent third program that was fully recognized upon the determination that the related performance obligation had terminated during the first quarter of 2021, and $14.0 million was a cumulative catch-up in revenue as a result of the change in transaction price, due to a $15.0 million contingent payment earned in the second quarter of 2021 for the initiation of the first IND-enabling toxicology study under the first program in the collaboration, a $2.1 million increase in clinical trial materials supply, partially offset by a $0.6 million decrease in research and development services and a $0.7 million decrease related to the financing component associated with the upfront payment. Further, there was an increase of $3.1 million from BMS, which was comprised of a $5.0 million increase in contract research and manufacturing activities supporting clinical trial supply, partially offset by a $2.0 million decrease due to the completion in September 2020 of revenue recognition of the transaction price under the BMS Agreement. Additionally, there was an increase of $1.6 million of Vaxcyte revenue under our supply agreement, which was partially offset by a decrease of $0.6 million in EMD Serono revenue.

Research and Development Expense

Research and development expense increased by $13.0 million, or 37%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to increases of $4.7 million in personnel-related expenses due to higher headcount, $3.4 million in laboratory supplies and production materials-related expenses, $2.1 million in facility-related expenses, $1.7 million in clinical trial costs, and $1.1 million in consulting and outside services.

General and Administrative Expense

General and administrative expense increased by $6.3 million, or 36% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was due primarily to increases of $4.1 million in personnel-related expenses due to higher headcount, $0.5 million in equipment-related expenses, $0.4 million in insurance and other fees associated with being a public company, and $1.1 million in facility-related expenses.

Interest Income

Interest income decreased by $0.7 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to a $1.1 million decrease in the amortization of premiums on investments, partially offset by an increase of $0.5 million from higher average investment balances in the first half of 2021.

Unrealized (Loss) Gain on Equity Securities

Unrealized loss on equity securities was $6.4 million during the six months ended June 30, 2021, as compared to an unrealized gain of $48.9 million for the six months ended June 30, 2020.  The unrealized (loss) gain on equity securities in each period was entirely due to the remeasurement of the estimated fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, decreased by $2.3 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due primarily to a $1.9 million decrease in other expenses related to the remeasurement of the vested call options under the Call Option Plan and a $0.7 million decrease in interest expense associated with the financing component related to the 2018 Merck Agreement, partially offset by a $0.3 million increase in interest expense related to our outstanding debt.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net operating losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of June 30, 2021, we had cash, cash equivalents and marketable securities of $283.4 million, equity securities of $35.3 million, outstanding debt of $24.8 million and an accumulated deficit of $264.4 million.

2021 Contingent Payment from Merck

In the second quarter of 2021, we earned and received a $15.0 million contingent payment from Merck for the initiation of an IND enabling toxicology study for the first program in its collaboration to develop novel cytokine derivative therapeutics for cancer and autoimmune disorders.

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

At-The-Market Sales

During the year ended December 31, 2020, we sold an aggregate of 2,614,286 shares of our common stock through our At-the-Market ATM facility, or ATM Facility, pursuant to a sales agreement dated October 4, 2019 with Cowen and Company, LLC, as sales agent. The gross proceeds from these sales were approximately $24.6 million, before deducting fees of approximately $0.8 million, resulting in net proceeds of approximately $23.8 million. During the six months ended June 30, 2021, we did not sell any shares under the ATM Facility.

Vaxcyte, Inc. Equity Ownership

In June 2020, Vaxcyte closed an initial public offering of its common stock at a price per share of $16.00. The Vaxcyte common stock held by us is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability due to the presence of a lock-up agreement during certain periods in 2020, with any unrealized gains and losses recorded in our statements of operations. The lock-up agreement expired in December 2020. As of June 30, 2021, we held 1,567,324 shares of Vaxcyte common stock with an estimated fair value of $35.3 million.

Term Loan

For a description of our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, please see Note 6 to our condensed financial statements.

Leases

In June 2021, we entered into a third amendment (the “Third Amendment”) to our manufacturing facility lease, dated May 18, 2011, as amended, by and between Alemany Plaza LLC, located at San Carlos, California (the “San Carlos Lease”), as an extension to the term of the San Carlos Lease for a period of five years (the “Lease Extension Period”).  Pursuant to the Third Amendment, the San Carlos Lease will expire on July 31, 2026, and it includes an option to renew the San Carlos Lease for an additional five years. The aggregate estimated base rent payments due over the Lease Extension Period is approximately $4.2 million, subject to certain terms contained in the San Carlos Lease.

In June 2021, we entered into a first amendment (the “First Amendment”) to our manufacturing facility lease, dated May 4, 2015, as amended, by and between 870 Industrial Road LLC, located at San Carlos, California (the “Industrial Lease”), as an extension to the term of the Industrial Lease for a period of five years (the “Industrial Lease Extension Period”).  Pursuant to the first Amendment, the Industrial Lease will expire on June 30, 2026, and it includes an option to renew the Industrial Lease for an additional five years. The aggregate estimated base rent payments due over the Industrial Lease Extension Period is approximately $4.3 million, subject to certain terms contained in the Industrial Lease.

In September 2020, we entered into a sublease agreement with Five Prime Therapeutics, Inc. located in South San Francisco, California. Please see Note 7 to our condensed financial statements.

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments due in the year
	2021	2022-2023	2024-2026	Beyond 2026	Total
	(in thousands)
Contractual obligations:
Debt, principal	$-	$21,875	$3,125	$-	$25,000
Debt, interest	1,032	2,451	21	-	3,504
Operating lease obligations	1,991	3,269	4,436	-	9,696
Sublease obligation (1)	2,547	11,493	23,221	8,289	45,550
Total contractual obligations	$5,570	$39,088	$30,803	$8,289	$83,750
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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(35,693)	$(31,234)
Net cash used in investing activities	(115,854)	(15,499)
Net cash provided by financing activities	1,787	107,121
Net (decrease) increase in cash, cash equivalents and restricted cash	$(149,760)	$60,388

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2021 was $35.7 million. Our net loss of $36.5 million included $6.4 million of unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, non-cash charges of $9.9 million for stock-based compensation, $2.4 million for depreciation and amortization, and $1.2 million for the amortization of premium on our marketable securities. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $19.3 million, due to an a decrease of $12.4 million in our deferred revenue balance from revenue recognized under our collaboration agreements, an increase of $3.6 million in accounts receivable from our collaborators, an increase of $5.3 million in prepaid expenses and other assets, a decrease of $2.3 million in accrued compensation expense primarily due to bonuses paid in connection with certain company goal achievements, partially offset by an increase of $2.2 million in accounts payable and other liabilities due to timing of payments, and an increase of $2.1 million in deferred rent from our sublease.

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

Cash Flows from Investing Activities

Cash used in investing activities of $115.9 million for the six months ended June 30, 2021, 2021 was primarily related to purchases of marketable securities of $202.3 million and purchases of property and equipment of $7.8 million, principally for leasehold improvements to the premises under the Sublease, offset partially by maturities and sales of marketable securities of $94.3 million.

Cash used in investing activities of $15.5 million for the six months ended June 30, 2020 was primarily related to purchases of marketable securities of $91.3 million and purchases of property and equipment of $2.5 million, principally to support laboratory and manufacturing activities, offset partially by maturities and sales of marketable securities of $78.0 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $1.8 million for the six months ended June 30, 2021 was primarily related to $1.4 million of proceeds received from the exercise of common stock options and $0.9 million of net proceeds received from participants in our employee equity plans.

Cash provided by financing activities of $107.1 million for the six months ended June 30, 2020 was primarily related to $91.4 million of net proceeds from the issuance of common stock from our public offering, $25.0 million of gross proceeds from our debt refinancing and $0.7 million of proceeds received from participants in our employee stock purchase plan and from the exercise of common stock options, partially offset by a $10.0 million repayment of the August 2017 loan.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion, (ii) the date in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. As the market value of our common stock that was held by non-affiliates exceeded $700 million as of June 30, 2021, we expect to be classified as a large accelerated filer and cease being an emerging growth company as of December 31, 2021, and to adopt ASC 842 in the third quarter of 2021 with an effective date of January 1, 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We had cash, cash equivalents and marketable securities of $283.4 million and $326.5 million as of June 30, 2021 and December 31, 2020, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $35.3 million as of June 30, 2021, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value.  A hypothetical 10 percent decrease in the market price for our equity investments as of June 30, 2021 would decrease the fair value by $3.5 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of June 30, 2021 and December 31, 2020, we had $24.8 million and $24.5 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.  This debt matures on March 1, 2024 and will be interest-only through March 1, 2022.  Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks are:

•

The COVID-19 pandemic is impacting the availability of routine materials for our business, which has caused us to spend significant effort in sourcing alternatives and otherwise modifying our activities, and it may have even more pronounced and significant impact on our activities in the future.

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

Risks Related to Our Business

The COVID-19 pandemic is having an impact on our business, which has caused us to spend significant effort in sourcing alternatives and otherwise modifying our activities.

Public health crises such as pandemics or similar outbreaks could adversely impact our business.  A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities in whole or in part for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. In response to the spread of COVID-19, we modified operations in our executive offices with our administrative employees primarily continuing their work outside of those offices, restricted on-site research, development and manufacturing staff to only those required to execute their job responsibilities on-site for prioritized activities, limited the number and proximity of staff in any given laboratory or in our manufacturing facility (except as necessary for particular activities), and implemented multiple work place safety, social distancing and disinfection protocols. Following the guidance of the CDC, OSHA, and applicable state regulations and orders, we have relaxed these safeguards and largely have returned to on-site work.  We continue to closely monitor the state of the ongoing pandemic and the guidance provided by applicable governmental authorities and will modify our policies accordingly.

We continue to experience the impact of the COVID-19 pandemic on our business, including delays in the availability of materials routinely used in biologic therapeutic development and manufacturing, which may cause delays in our research, development and/or manufacturing activities, but overall patient enrollment and treatment remains on track. Most notably, certain consumables used in our development and manufacturing processes have been allocated, based on the Defense Priorities and Allocations System, or DPAS, rules currently in effect, first to production of COVID-19 therapeutic and prophylactic products and then next to production of approved products, with production of products under clinical investigation taking last priority. For example, we have not been able to procure certain filters used for GMP manufacture of our and our partners’ product candidates in the time frame we were expecting, placing the timeline for manufacture of such product candidates at risk. Further, routine materials such as disposable bags, filters, and chromatography resins have become limited in supply and placed the timeline for development of the process to manufacture another one of our partners’ projects at risk. We are attempting to mitigate these risks by ordering sufficient materials to provide a safety stock in reserve and by sourcing some of these materials from our partners’ safety stock. We are also exploring developing new manufacturing processes to replace certain materials subject to reallocation under DPAS with equivalent materials that are not subject to reallocation. If these efforts are unsuccessful, or consumable shortages become more pronounced as the pandemic continues, we may experience delays in discovery, development and/or manufacture of our or our partners’ products, which could delay our clinical and non-clinical programs.  As such, these impacts and any potential future impacts from the COVID-19 pandemic may adversely affect our or our partners’ research, development and/or manufacturing activities, which could negatively impact our business, financial condition, and operations.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of June 30, 2021, had an accumulated deficit of $264.4 million. For the six months ended June 30, 2021 and the year ended December 31, 2020, our net loss was $36.5 million and $32.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The net loss for the six months ended June 30, 2021 included the impact of the non-operating, unrealized loss of $6.4 million related to our holdings of Vaxcyte common stock. The net loss for the year ended December 31, 2020 included the impact of the non-operating, unrealized gain of $41.5 million related to our holdings of Vaxcyte common stock. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2021, we had $283.4 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our product candidates, STRO-001 is in the dose escalation phase and STRO-002 is in the dose expansion phase of their respective Phase 1 clinical trials. Also, enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for CC-99712, a BCMA ADC candidate resulting from our BMS collaboration; and a Phase 1 clinical trial was initiated in the first quarter of 2021 for M1231, a MUC1-EGFR bispecific ADC resulting from our EMD Serono collaboration. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

•	our inability to successfully transfer our manufacturing expertise and techniques to third-party contract manufacturers;
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

We presented updated data from our STRO-002 Phase 1 trial in May 2021.  Based on data from the trial through April 23, 2021, STRO-002 was generally well tolerated and was mostly associated with mild adverse events.  Eighty-six percent (86%) of observed adverse events were grade 1 or grade 2.  The most common Grade 3 and 4 treatment-emergent adverse events were reversible neutropenia (64%). Grade 3 arthralgia (13%), fatigue (10%), and neuropathy (8%) were observed and managed with standard medical treatment, including dose reductions or delays.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene, now BMS, was advancing four preclinical collaboration programs, one of which is CC-99712, an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. BMS has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA cleared the IND application, and a Phase 1 clinical trial has commenced enrolling patients. However, in 2019, Celgene, now BMS, decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program and subsequently allowed the ex-U.S. rights to three additional collaboration programs (BCMA-CD3, PD1-LAG3, and PD1-TIM3) to revert to us at no cost to us. Therefore, we now solely hold worldwide rights to the three programs. EMD Serono has advanced a collaboration program, M1231, a MUC1-EGFR bispecific ADC, into a Phase 1 clinical trial in the first quarter of 2021. EMD Serono has worldwide rights to M1231 and sole discretion in the clinical development and commercialization of this product. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate.  For example, if we use a diagnostic test to determine which patients are most likely to benefit from STRO-001 for the treatment of multiple myeloma and non-Hodgkin lymphoma by designing our pivotal trial or trials of STRO-001 in that indication to require that clinical trial patients have elevated CD74 expression as a criterion for enrollment, then we will likely be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of STRO-001, to test for elevated CD74 expression; we may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic. Similarly, as we are developing STRO-002 for a potential indication in patients with elevated FolRα expression levels, we may be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of STRO-002, to test for elevated FolRα expression. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We have also entered into an agreement to develop diagnostic assays suitable for use as a companion diagnostic for STRO-002. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization.  In addition, our partner BMS may be required to develop and obtain regulatory clearance for a companion diagnostic to assess BCMA expression in patients in connection with their development of CC-99712.  Similarly, our partner EMD Serono may be required to develop and obtain regulatory clearance for companion diagnostics to assess MUC1 and EGFR expression in patients in connection with their development of M1231.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® Platform, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS, GlaxoSmithKline PLC, Merck, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A., AbbVie Inc. and companies focused on ADCs, such as Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Seagen, Inc., Genentech, Inc., or Genentech, Gilead Sciences Inc., Eisai Co., Ltd., Mersana Therapeutics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

As of June 30, 2021, we had 204 full-time employees.  As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our investment in Vaxcyte is subject to risk

As of June 30, 2021, we held Vaxcyte common stock with a fair value of $35.3 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2023, which has claims relating to methods of treating CD74-positive multiple myeloma with an ADC targeting CD74. As another example, we are aware of another issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads.  We are also aware of an issued patent expected to expire in 2028, relating to methods for targeting aytansinoids to a selected population of cells with a cell-binding agent conjugated to a maytansinoid with a non-cleavable linker.  If any of these patents are valid and not yet expired when, and if, we receive marketing approval for STRO-001, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-001. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® Platform and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® Platform and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

There have been legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA, including measures taken during the former presidential administration. By way of example, the Tax Cuts and Jobs Act, or the TCJA, was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In November 2020, the U.S. Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. In June 2021, the Supreme Court remanded the case with instructions to dismiss for lack of standing. However, the Supreme Court did not decide the ultimate issue of the validity of the individual mandate. Thus, there may be other efforts to challenge the individual mandate or to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A joint select committee on deficit reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through December 31, 2021. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former presidential administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the former presidential administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. The FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing former presidential administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the European Economic Area, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses in June 2021. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Further, since the transition period for Brexit ended December 31, 2020, there remains some uncertainty regarding cross-border data transfers from the European Economic Area to the UK. The EU issued two adequacy decisions for such transfers in late June 2021.  Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services. If we are required to implement additional measures to transfer data from the European Economic Area, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.

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

We expect to remain an emerging growth company until December 31, 2021. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.2	Third Amendment to Lease 888-894 Industrial Road, San Carlos, CA					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: August 6, 2021	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: August 6, 2021	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer