Form 10-Q
period 2021-09-30
SUTRO BIOPHARMA, INC.
filed 2021-11-10
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-38662

SUTRO BIOPHARMA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-0926186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Oyster Point Blvd, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2021, the registrant had 46,270,347 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,707	$206,152
Marketable securities	159,231	120,341
Investment in equity securities	39,763	41,644
Accounts receivable	12,330	5,559
Prepaid expenses and other current assets	8,698	4,486
Total current assets	250,729	378,182
Property and equipment, net	23,319	12,935
Operating lease right-of-use assets	30,129	—
Marketable securities, non-current	64,279	—
Other non-current assets	2,144	2,122
Restricted cash	872	872
Total assets	$371,472	$394,111
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,173	$5,544
Accrued compensation	8,487	8,823
Deferred revenue—current	7,804	14,603
Operating lease liability - current	1,445	—
Debt—current	6,250	—
Other current liabilities	296	627
Total current liabilities	35,455	29,597
Deferred revenue, non-current	145	6,100
Operating lease liability - non-current	32,073	—
Deferred rent	—	1,340
Debt—non-current	18,714	24,545
Other noncurrent liabilities	1,505	481
Total liabilities	87,892	62,063
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 46,261,060 and 45,752,116 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	46	46
Additional paid-in-capital	578,850	559,746
Accumulated other comprehensive (loss) income	(30)	129
Accumulated deficit	(295,286)	(227,873)
Total stockholders’ equity	283,580	332,048
Total Liabilities and Stockholders’ Equity	$371,472	$394,111

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues (including amounts from related parties of $0 during both the three and nine months ended September 30, 2021, and $0 and $2,813 during the three and nine months ended September 30, 2020, respectively)	8,517	$17,823	$51,226	$34,444
Operating expenses
Research and development	26,602	19,361	74,473	54,223
General and administrative	16,589	9,079	40,241	26,435
Total operating expenses	43,191	28,440	114,714	80,658
Loss from operations	(34,674)	(10,617)	(63,488)	(46,214)
Interest income	109	295	481	1,320
Unrealized gain (loss) on equity securities	4,483	29,778	(1,881)	78,638
Interest and other expense, net	(820)	(2,317)	(2,525)	(6,328)
Net (loss) income	$(30,902)	$17,139	$(67,413)	$27,416
Net (loss) income per share, basic	$(0.67)	$0.46	$(1.46)	$0.91
Net (loss) income per share, diluted	$(0.67)	$0.45	$(1.46)	$0.90
Weighted-average shares used in computing basic net (loss) income per share	46,162,544	36,887,266	46,060,010	29,994,917
Weighted-average shares used in computing diluted net (loss) income per share	46,162,544	37,877,552	46,060,010	30,349,856

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(30,902)	$17,139	$(67,413)	$27,416
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	15	(161)	(159)	72
Comprehensive (loss) income	$(30,887)	$16,978	$(67,572)	$27,488

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	—	$—	45,752,116	$46	$559,746	$129	$(227,873)	$332,048
Exercise of common stock options	—	—	129,161	—	1,360	—	—	1,360
Issuance of common stock under Employee Stock Purchase Plan	—	—	93,346	—	873	—	—	873
Vesting of restricted stock units	—	—	147,349	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	—	—	(18,366)	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	—	—	3,952	—	—	3,952
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	(30,359)	(30,359)
Balances at March 31, 2021	—	$—	46,103,606	$46	$565,524	$—	$(258,232)	$307,338
Exercise of common stock options	—	—	40,902	—	452	—	—	452
Return and retirement of common stocks	—	—	(6,804)	—	—	—	—	—
Vesting of restricted stock units	—	—	3,750	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,907	—	—	5,907
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(6,152)	(6,152)
Balances at June 30, 2021	—	$—	46,141,454	$46	$571,883	$(45)	$(264,384)	$307,500
Exercise of common stock options	—	—	15,911	—	160	—	—	160
Issuance of common stock under Employee Stock Purchase Plan	—	—	52,463	—	892	—	—	892
Vesting of restricted stock units	—	—	81,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	—	—	(30,143)	—	(580)	—	—	(580)
Stock-based compensation expense	—	—	—	—	6,495	—	—	6,495
Net unrealized gain on available-for- sale securities	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(30,902)	(30,902)
Balances at September 30, 2021	—	$—	46,261,060	$46	$578,850	$(30)	$(295,286)	$283,580

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2019	—	$—	23,098,969	$23	$293,346	$165	$(195,745)	$97,789
Exercise of common stock options	—	—	12,937	—	56	—	—	56
Issuance of common stock under Employee Stock Purchase Plan	—	—	74,465	—	646	—	—	646
Vesting of restricted stock units	—	—	41,050	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,707	—	—	2,707
Issuance of common stock warrants in connection with debt refinancing	—	—	—	—	619	—	—	619
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	—	—	(19,595)	(19,595)
Balances at March 31, 2020	—	$—	23,227,421	$23	$297,374	$28	$(215,340)	$82,085
Exercise of common stock options	—	—	1,257	—	8	—	—	8
Vesting of restricted stock units	—	—	250	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,011	—	—	3,011
Issuance of common stock in connection with public offering, net of issuance costs of $6,626	—	—	12,650,000	13	91,398	—	—	91,411
Net unrealized gain on available-for- sale securities	—	—	—	—	—	370	—	370
Net income	—	—	—	—	—	—	29,872	29,872
Balances at June 30, 2020	—	$—	35,878,928	$36	$391,791	$398	$(185,468)	$206,757
Exercise of common stock options	—	—	12,308	—	108	—	—	108
Issuance of common stock under Employee Stock Purchase Plan	—	—	12,527	—	639	—	—	639
Vesting of restricted stock units	—	—	110,676	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	—	—	(30,461)	—	(314)	—	—	(314)
Stock-based compensation expense	—	—	—	—	3,112	—	—	3,112
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $561	—	—	2,000,000	2	16,837	—	—	16,839
Net unrealized loss on available-for- sale securities	—	—	—	—	—	(161)	—	(161)
Net income	—	—	—	—	—	—	17,139	17,139
Balances at September 30, 2020	—	$—	37,983,978	$38	$412,173	$237	$(168,329)	$244,119

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net (loss) income	$(67,413)	$27,416
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,529	3,125
Amortization of premium on marketable securities	1,982	293
Stock-based compensation	16,354	8,830
Noncash lease expenses	3,841	—
Unrealized loss (gain) on equity securities	1,881	(78,638)
Remeasurement of liability awards	73	3,165
Other	406	558
Changes in operating assets and liabilities:
Accounts receivable	(6,771)	(1,185)
Prepaid expenses and other assets	(4,534)	823
Accounts payable	4,484	(716)
Accrued compensation	(336)	(127)
Other liabilities	629	(747)
Deferred rent	—	(129)
Deferred revenue	(12,754)	(11,591)
Change in operating lease liability	(1,470)	—
Net cash used in operating activities	(60,099)	(48,923)
Investing activities
Purchases of marketable securities	(226,109)	(113,999)
Maturities of marketable securities	106,750	82,300
Sales of marketable securities	14,049	22,000
Purchases of equipment and leasehold improvements	(12,786)	(5,504)
Net cash used in investing activities	(118,096)	(15,203)
Financing activities
Proceeds from public offering	—	115,438
Payment of issuance costs	—	(7,188)
Proceeds from debt refinancing	—	25,000
Payment of debt	—	(10,000)
Proceeds from exercise of common stock options	1,972	172
Taxes paid related to net shares settlement of restricted stock units	(987)	(314)
Proceeds from employee stock purchase plan	1,765	1,285
Net cash provided by financing activities	2,750	124,393
Net (decrease) increase in cash, cash equivalents and restricted cash	(175,445)	60,267
Cash, cash equivalents and restricted cash at beginning of period	207,024	4,975
Cash, cash equivalents and restricted cash at end of period	$31,579	$65,242
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,536	$1,165
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable	$2,165	$11
Embedded interest associated with program fees	$561	$1,544
Warrants issued to lenders	$—	$619
Remeasurement of operating lease right-of-use assets for lease modification	$4,227	$—

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2021, the Company had an accumulated deficit of $295.3 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of September 30, 2021, the Company had unrestricted cash, cash equivalents and marketable securities of $254.2 million, which is available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of September 30, 2021 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2020.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-13 (Topic 326), Financial Instruments Credit Losses. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. The Company adopted ASU 2016-13 in the third quarter of 2021 using the modified retrospective adoption approach. As a result of this adoption, the Company presents these financial assets, which include the accounts receivable and available-for-sale debt securities, at the net amount the Company expects to collect. The amendment also requires the Company to record credit losses related to available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the historical, other-than-temporary-impairment model. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements and related disclosures for the quarter ended September 30, 2021.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases (Accounting Standards Codification, or “ASC”, 842). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. The Company adopted ASC 842 on July 1, 2021, effective as of January 1, 2021. There was no impact on the Company’s accumulated deficit as of January 1, 2021 as a result of the adoption of this standard. Results for the three and nine months ended September 30, 2021 are presented under Topic 842. Other prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous lease guidance, ASC Topic 840: Leases (“Topic 840”). The Company elected the package of practical expedients permitted under the transition guidance of the new standard, which allowed the Company to carry forward its historical assessment on whether a contract is or contains a lease, lease classification, and initial direct costs. Upon adoption on January 1, 2021, the Company recognized operating lease right-of-use (“ROU”) assets of $29.7 million, and current and non-current operating lease liabilities of $2.9 million and $27.8 million, respectively. In connection with the adoption of this standard, deferred rent of $1.3 million and prepaid rent of $0.3 million, which was previously recorded in prepaid expenses and other current assets on the balance sheet as of December 31, 2020, were derecognized. Finance lease assets and liabilities were not material. The adoption of ASC 842 did not have a material impact to the Company’s condensed statements of operations and condensed statements of cash flows. Please see Note 7 for additional information regarding the Company’s leases.

Accounting policies

Leases

The Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. The Company is required to classify leases as either finance or operating leases and to record a ROU asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter, if modified. The Company does not have material finance leases.

For leases with a term greater than 12 months, the Company records the related ROU asset and lease liability at the present value of lease payments over the term of the lease. The term of the Company’s leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also includes options to extend or terminate the lease that the Company is reasonably certain to exercise. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.

The Company has elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term. The Company has also elected to not separate lease and non-lease components for its leases and, as a result, accounts for lease and non-lease components as one component.

The Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. Lease costs for the Company’s operating leases are recognized on a straight-line basis within operating expenses over the lease term. The Company’s lease agreements may contain variable non-lease components such as common area maintenance, operating expenses or other costs, which are expensed as incurred.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows.

	September 30,
	2021	2020
	(in thousands)
Cash and cash equivalents	$30,707	$64,370
Restricted cash	872	872
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$31,579	$65,242

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

Revenue Recognition

The Company has no products approved for commercial sale and has not generated any revenue from commercial product sales. The total revenue to date has been generated principally from collaboration and license agreements and to a lesser extent, from manufacturing, supply, services and materials the Company provides to its collaboration partners.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$30,108	$30,108	$–	$–
Commercial paper	56,568	–	56,568	–
Corporate debt securities	70,276	–	70,276	–
Equity securities	39,763	39,763	–	–
Asset-backed securities	37,595	–	37,595	–
U.S. government securities	37,631	37,631	–	–
Supranational debt securities	21,440	–	21,440	–
Total	$293,381	$107,502	$185,879	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of September 30, 2021 and December 31, 2020, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

Investments in Equity Securities

Subsequent to the closing of the IPO of Vaxcyte in June 2020, the fair value of Vaxcyte’s common stock became readily determinable. As a result, beginning June 2020, Vaxcyte common stock held by the Company is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, with any unrealized gains and losses recorded in the Company’s statements of operations.

As of September 30, 2021, the Company held 1,567,324 shares of Vaxcyte common stock with an estimated fair value of $39.8 million. Related to Vaxcyte common stock, the Company recognized an unrealized gain of $4.5 million for the three months ended September 30, 2021 and unrealized loss of $1.9 million for the nine months ended September 30, 2021.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	September 30, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$30,108	$–	$–	$30,108
Commercial paper	56,568	–	–	56,568
Corporate debt securities	70,290	7	(21)	70,276
Asset-based securities	37,607	2	(14)	37,595
U.S. government securities	37,624	7	–	37,631
Supranational debt securities	21,451	–	(11)	21,440
Total	253,648	16	(46)	253,618
Less amounts classified as cash equivalents	(30,108)	–	–	(30,108)
Total marketable securities	$223,540	$16	$(46)	$223,510

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$204,632	$–	$–	$204,632
Commercial paper	42,208	–	–	42,208
Corporate debt securities	25,669	48	(1)	25,716
Asset-based securities	12,593	39	–	12,632
U.S. government securities	39,743	44	(2)	39,785
Total	324,845	131	(3)	324,973
Less amounts classified as cash equivalents	(204,632)	–	–	(204,632)
Total marketable securities	$120,213	$131	$(3)	$120,341

As of September 30, 2021 and December 31, 2020, $64.3 million and zero, respectively, of marketable securities had maturities of more than one year and are classified as long-term assets.

There were $85.7 million and $14.7 million of investments in an unrealized loss position of $46,000 and $3,000 as of September 30, 2021 and December 31, 2020, respectively. During the three and nine months ended September 30, 2021 and 2020, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized gains on the portfolio after September 30, 2021, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of September 30, 2021. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of September 30, 2021 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of September 30, 2021.

In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Bristol Myers Squibb Company (“BMS”)	$1,118	$7,119	$7,784	$10,673
Merck Sharp & Dohme Corporation (“Merck”) (1)	6,414	9,055	38,175	18,837
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	249	1,507	2,844	4,656
Vaxcyte (2)	736	142	2,423	278
Total revenue	$8,517	$17,823	$51,226	$34,444
(1)	Merck was a related party until the closing of the Company’s public offering on May 14, 2020.
(2)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

The Company’s balance of deferred revenue contains the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied.  The Company expects to recognize approximately $7.8 million of the deferred revenue over the next twelve months.

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the nine months ended September 30, 2021:

Nine Months Ended
September 30, 2021
(in thousands)
Deferred revenue—December 31, 2020	$20,703
Additions to deferred revenue	19,402
Recognition of revenue in current period	(32,156)
Deferred revenue—September 30, 2021	$7,949

There have been no material changes to the Company’s collaboration agreements in the three and nine months ended September 30, 2021, except as described below.

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

As of both September 30, 2021 and December 31, 2020, there was zero balance in deferred revenue related to payments received by the Company under the BMS Agreement.

2018 BMS Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 BMS Master Services Agreement”) with BMS, wherein BMS requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of September 30, 2021, and December 31, 2020, there was $1.8 million and $1.2 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$–	$1,000	$–	$2,974
Research and development services	249	246	762	646
Materials supply	869	5,873	7,022	7,053
Total revenue	$1,118	$7,119	$7,784	$10,673

Collaboration with Merck

2018 Merck Agreement

In July 2018, the Company entered into an agreement (the “2018 Merck Agreement”) with Merck to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders with an initial transaction price of $60.0 million. Under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment and has calculated total interest expense of $7.4 million as of September 30, 2021 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is expected to be recognized as interest expense and revenue over the estimated service period for the first and second target programs.

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

In the second quarter of 2021, the Company earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration. The $15.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $65.0 million to $80.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the nine-month period ended September 30, 2021. Based upon the adjusted transaction price, revenue allocated to the access to intellectual property rights was $9.4 million and incremental revenue of $1.6 million was recognized in the nine-month period ended September 30, 2021 as this performance obligation was previously completed. Revenue allocated to the first and second target programs totaled $60.6 million, to be recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of three years for each target program. Incremental revenue of $9.1 million was recognized in the nine-month period ended September 30, 2021. The Company allocated $9.1 million of the adjusted transaction price to the material right associated with the contingent third program and incremental revenue of $3.2 million was recognized in the nine-month period ended September 30, 2021 as this performance obligation was previously completed. As it pertains to the JSC performance obligation, the incremental transaction price allocation resulted in additional revenue of $0.1 million recognized in the nine-month period ended September 30, 2021. As a result of the change in transaction price, due to the $15.0 million contingent payment earned in the second quarter of 2021, the Company recorded a $14.0 million cumulative catch-up in revenue in the nine months ended September 30, 2021.

In September 2021, the Company entered into an amendment to the 2018 Merck Agreement (the “2021 Amendment”) to extend the research term for the first program in the 2018 Merck Agreement to discover and develop novel cytokine derivative therapeutics for cancer and autoimmune disorders. Under the terms of the 2021 Amendment, the Company will receive a payment of $2.5 million and may receive up to an additional $7.5 million upon the achievement of certain developmental milestones. Pursuant to ASC 606, the Company concluded that the 2021 Amendment constitutes a contract modification which is to be accounted for as a separate contract from the 2018 Merck Agreement. The $7.5 million is considered to be a fully constrained variable consideration. The amount of $2.5 million was recorded within the Company’s accounts receivable and current deferred revenue as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, there was a total of $5.1 million and $18.5 million, respectively, of deferred revenue related to the 2018 Merck Agreement and 2021 Amendment.

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

As of both September 30, 2021 and December 31, 2020, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$3,506	$6,907	$30,889	$13,048
Research and development services	419	1,732	2,328	4,245
Financing component on unearned revenue	149	416	561	1,544
Materials supply	2,340	–	4,397	–
Total revenue	$6,414	$9,055	$38,175	$18,837

There was no revenue recognized under the 2021 Amendment in the three-month and nine-month periods ended September 30, 2021.

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

As of both September 30, 2021 and December 31, 2020, there was no deferred revenue related to payments received by the Company under the MDA Agreement.

2019 EMD Serono Supply Agreement

In April 2019, the Company entered into an ADC Product Preclinical and Phase I Clinical Supply Agreement (the “2019 EMD Serono Supply Agreement”) with EMD Serono, wherein EMD Serono requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of both September 30, 2021 and December 31, 2020, there was $1.0 million of deferred revenue related to payments received by the Company under the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Contingent payment earned	$–	$1,000	$2,000	$1,000
Research and development services	214	265	503	1,088
Materials supply	35	242	341	2,568
Total revenue	$249	$1,507	$2,844	$4,656

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

Revenues under the Vaxcyte Supply Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development services	$247	$–	$716	$–
Materials supply	489	142	1,707	278
Total revenue	$736	$142	$2,423	$278

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

As of September 30, 2021, the Company has classified $6.3 million of the outstanding debt balance as current and $18.7 million as non-current, which reflects the scheduled repayment terms under the February 2020 loan and security agreement.

As of both September 30, 2021 and December 31, 2020, accrued interest expense was $0.2 million.

During the three and nine months ended September 30, 2021, the Company recorded interest expense related to loans outstanding of $0.7 million and $1.9 million, respectively, with average interest rates of 8.07% in both periods, and interest related to the accretion of debt discount of $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2020, the Company recorded interest expense related to loans outstanding of $0.7 million and $1.7 million, respectively, with average interest rates of 8.07% and 8.08%, respectively, and interest related to the accretion of debt discount of $0.1 million and $0.3 million, respectively.

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

In September 2020, the Company entered into a sublease agreement (the “Sublease”) with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, located in South San Francisco, California (the “Premises”). The Company expects to use the Premises as its new corporate headquarters and to conduct (or expand) research and development activities. The commencement date for the first 85,755 square feet of the Premises (“Initial Premises”) per sublease was in July 2021, at which time the Company commenced making monthly payments under the Sublease, with occupancy of such space commencing in August 2021. The Company was provided early access to the Sublease commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The commencement date for the remaining 29,711 square feet of the Premises (the “Expansion Premises”) is expected to be 24 months following the commencement date on the Initial Premises, although the Company has the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods. Additionally, the Company posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on the Company’s balance sheet as of September 30, 2021 and December 31, 2020.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the condensed statements of operations, were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Operating lease cost	$2,266	$6,396
Short-term lease cost	22	73
Variable lease cost	754	1,513
Total lease costs	$3,042	$7,982

During the nine months ended September 30, 2021, the Company recorded operating lease expense of $6.4 million and paid $4.0 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the condensed statements of cash flows.

As of September 30, 2021, the weighted-average remaining lease term was 5.9 years and the weighted-average discount rate used to determine the operating lease liability was 10.8%.

As of September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2021	$2,142
2022 (1)	1,643
2023	8,002
2024	9,219
2025	9,533
Thereafter	17,282
Total lease payments	47,821
Less: imputed interest	(14,303)
Operating lease liabilities	33,518
Less: current portion	(1,445)
Total lease liabilities, non-current	$32,073

(1)

Includes approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by sublessor for months 7 – 18 of the sublease period, subject to certain terms contained in the Sublease.

Under the historical guidance of ASC 840, the deferred rent balance on December 31, 2020 totaled $1.3 million and our future minimum lease payments for our operating leases on December 31, 2020 were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
2021	$5,742
2022 (1)	5,183
2023	6,310
2024	7,476
2025 and thereafter	24,034
Total future minimum lease payments	$48,745
(1)

Excludes approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by sublessor for months 7 – 18 of the sublease period, subject to certain terms contained in the Sublease.

Rent expense was $0.9 million and $2.7 million for the three and nine months ended September 30, 2020, respectively.

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

8. Related-Party Transactions

Upon the Company’s public offering on May 14, 2020, Merck’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting May 14, 2020, the Company ceased to reflect balances and transactions associated with Merck as being with a related party in its financial statements. Transactions with Merck for the three and nine months ended September 30, 2021 and 2020 are described in Note 5.

As discussed in Note 2, Vaxcyte closed its IPO of its common stock on June 16, 2020, resulting in the Company’s ownership of Vaxcyte’s outstanding equity interest being less than 4.0%. As a result, starting on June 16, 2020, the Company ceased to reflect any balances and transactions associated with Vaxcyte as being with a related party in its financial statements.  Transactions with Vaxcyte for the three and nine months ended September 30, 2021 and 2020 are described in Note 5.

9. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	September 30,	December 31,
	2021	2020
Common stock options issued and outstanding	6,533,772	5,439,295
Restricted common stock units issued and outstanding	2,262,776	666,375
Remaining shares reserved for issuance under 2004 and 2018 Equity Incentive Plan	1,681,651	1,710,824
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	673,251	361,539
Warrants to purchase common stock	153,070	153,070
Total	11,304,520	8,331,103

Preferred Stock

As of September 30, 2021 and December 31, 2020, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2021 and December 31, 2020.

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

2004 Equity Incentive Plan, 2018 Equity Incentive Plan and 2021 Equity Inducement Plan

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

In August 2021, the Company adopted the 2021 Equity Inducement Plan (“2021 Plan”), which became effective on August 4, 2021. Upon its effective date, the Company initially reserved 750,000 shares of common stock for issuance pursuant to non-qualified stock options and restricted stock units (“RSUs”) under the 2021 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq listing rules, equity awards under the 2021 Plan may only be made to an employee if he or she is granted such equity awards in connection with his or her commencement of employment with the Company and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.  In addition, awards under the 2021 Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). At all times the Company will reserve and keep available a sufficient number of shares as will be required to satisfy the requirements of all outstanding awards granted under the 2021 Plan.

As of September 30, 2021, the Company had a total of 1,681,651 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2020	5,439,295	$11.93	7.75	$53,202
Granted	1,383,950	$20.40
Exercised	(185,974)	$10.60
Canceled and forfeited	(103,499)	$10.58
Stock options outstanding at September 30, 2021	6,533,772	$13.78	7.65	$35,715
Stock options exercisable at September 30, 2021	3,523,838	$12.73	6.80	$21,959

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three and nine months ended September 30, 2021, the aggregate intrinsic value of stock options exercised was $0.1 million and $2.3 million, respectively, determined at the date of the option exercise. For the three and nine months ended September 30, 2020, the aggregate intrinsic value of stock options exercised was $48,000 and $0.1 million, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

Nine Months Ended
September 30,
	2021	2020
Expected term (in years)	5.3-6.1	5.1-7.0
Expected volatility	81.6%-84.9%	73.2%-84.2%
Risk-free interest rate	0.6%-1.1%	0.2%-1.6%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three and nine months ended September 30, 2021 was $13.21 and $14.35 per share, respectively, and during the three and nine months ended September 30, 2020 was $5.69 and $5.09 per share, respectively.

Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted 1,913,750 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually and will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the nine months ended September 30, 2021 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2020	666,375	$9.83
Granted	1,913,750	$20.56
Vested and released	(232,474)	$11.06
Canceled and forfeited	(84,875)	$17.07
Non-vested September 30, 2021	2,262,776	$18.50

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the nine months ended September 30, 2021 and 2020, the fair value of ESPP shares was estimated using the following assumptions:

	Nine Months Ended
	September 30,
	2021	2020
Expected term (in years)	0.5	0.5
Expected volatility	65.9-111.4%	94.1%
Risk-free interest rate	0.1%	0.4%
Expected dividend	–	–

As of September 30, 2021, 473,740 shares had been purchased and 673,251 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Research and development expense:	$1,933	$761	$4,882	$1,972
General and administrative expense:	$4,562	2,351	11,472	6,858
Total	$6,495	$3,112	$16,354	$8,830

As of September 30, 2021, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $28.1 million and $36.6 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years and 3.4 years, respectively. As of September 30, 2021, there was $0.3 million of unrecognized stock-based compensation expense related to the ESPP.

As of September 30, 2020, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $18.5 million and $5.4 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.4 years and 2.7 years, respectively. As of September 30, 2020, there was $0.3 million of unrecognized stock-based compensation expense related to the ESPP.

Non-Employee Stock-Based Compensation Expense

The fair value of options granted to non-employees was estimated using the Black-Scholes method. The stock-based compensation expense related to non-employees for the three and nine months ended September 30, 2021 and 2020 was immaterial.

Call Option Plan

In February 2017, the Company adopted a Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of Vaxcyte. As of September 30, 2021, the Company has reserved 266,724 shares of Vaxcyte common stock for issuance under the program, under which call options covering 248,944 and 17,780 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vested 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

A summary of the status of the call options as of September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
	Shares	Shares
Options vested and exercised	257,834	257,834
Options vested and outstanding	4,445	-
Options unvested and outstanding	4,445	8,890
Total options granted	266,724	266,724

The amounts recognized as compensation expense related to the Call Option Plan for the three and nine months ended September 30, 2021 were $32,000 and $78,000, respectively. The amounts recognized as compensation expense related to the Call Option Plan for the three and nine months ended September 30, 2020 were $90,000 and $0.2 million, respectively.

The amounts recognized as other expense or income related to the remeasurement of the vested call options for the three and nine months ended September 30, 2021 were $13,000 of other expense and $5,000 of other income, respectively. The amounts recognized as other expense related to the remeasurement of the vested call options for the three and nine months ended September 30, 2020 were $1.1 million and $3.1 million, respectively. As of September 30, 2021 and December 31, 2020, the liability attributable to the Call Option Plan was $182,000 and $109,000, respectively.

11. Net (Loss) Income Per Share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net (loss) income, basic and diluted	$(30,902)	$17,139	$(67,413)	$27,416
Denominator:
Weighted-average shares used to compute basic EPS	46,162,544	36,887,266	46,060,010	29,994,917
Dilutive effect of common stock options	–	828,623	–	228,557
Dilutive effect of restricted stock units	–	159,788	–	120,649
Dilutive effect of warrants to purchase common stock	–	1,875	–	5,733
Weighted-average shares used to compute diluted EPS	46,162,544	37,877,552	46,060,010	30,349,856
Net (loss) income per share:
Basic	$(0.67)	$0.46	$(1.46)	$0.91
Diluted	$(0.67)	$0.45	$(1.46)	$0.90

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended September 30, 2021, because including them would have been antidilutive:

As of September 30,
2021
Common stock options issued and outstanding	6,533,772
Restricted stock units issued and outstanding	2,262,776
Warrants to purchase common stock	153,070
Employee stock purchase plan	6,663
Total	8,956,281

12. Subsequent Event

On October 9, 2021, the Company entered into an option agreement with BioNova Pharmaceuticals Limited (“BioNova”) (the “BioNova Option Agreement”), to confer BioNova the option to obtain exclusive rights to develop and commercialize STRO-001 in the People’s Republic of China, Taiwan, Hong Kong, and Macau (“Greater China”). BioNova will pursue the clinical development, regulatory approval, and commercialization of STRO-001 in multiple indications, including non-Hodgkin's lymphoma, multiple myeloma, and leukemia in the licensed territory. The Company will retain development and commercial rights of STRO-001 globally outside of Greater China, including the United States.

Under the BioNova Option Agreement, BioNova will pay to the Company an initial licensing option payment of $4 million, with potential payments totaling up to $200 million related to option exercise, development, regulatory, and commercial milestones. The Company will provide STRO-001 to BioNova under appropriate clinical and commercial supply service agreements. Upon commercialization, the Company is eligible to receive tiered royalties ranging from low- to mid-teen percentages based on annual net sales of STRO-001 in Greater China for at least ten years following the first commercial sale of STRO-001 in Greater China.

BioNova has the right to terminate the BioNova Option Agreement for convenience or other reasons specified in the BioNova Option Agreement, upon prior written notice.

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

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices compliant manufacturing facility. We have the ability to manufacture our cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin’s lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers.

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

Our two most advanced product candidates are wholly owned: STRO-001, an ADC directed against CD74, for patients with multiple myeloma and non-Hodgkin lymphoma, or NHL, and STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with ovarian and endometrial cancers. STRO-001 is currently enrolling patients in a Phase 1 trial, with updated data reported in December 2020. Based on such reported data, STRO-001 has been generally well-tolerated and, unlike certain other ADCs, no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached, with the last reported doses of 5.0 mg/kg in the multiple myeloma cohort and 4.2 mg/kg in the NHL cohort. The FDA has granted Orphan Drug Designation for STRO-001 for the treatment of multiple myeloma.

Our second candidate, STRO-002, is currently enrolling patients in the dose expansion cohort of a Phase 1 trial focused on ovarian and endometrial cancers, with updated data from the dose-escalation portion of the trial most recently reported in May 2021. As of April 23, 2021, the dose-escalation cohort of the Phase 1 trial had enrolled 39 ovarian cancer patients and included 34 patients treated with clinically active dose levels at 2.9 mg/kg or higher, of which 31 patients had at least one post-baseline scan and were evaluable for RECIST responses.

The dose escalation portion of the STRO-002 Phase 1 trial has been fully enrolled and the dose expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2 mg/kg. For the dose-expansion portion, we dosed the first patient in January 2021, and have achieved our targeted enrollment of 40 patients. We expect to report initial dose-expansion data in the second half of 2021. Additionally, an expansion cohort for FolRa-selected endometrial cancer has been initiated and is enrolling patients, and initiation of a combination cohort with bevacizumab in ovarian cancer is planned for the second half of 2021.

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

We have no products approved for commercial sale and have not generated any revenue from commercial product sales. We had a net loss of $67.4 million for the nine months ended September 30, 2021. We had a loss from operations of $46.2 million and net income of $27.4 million, due principally to an unrealized gain of $78.6 million related to our holdings of Vaxcyte common stock, for the nine months ended September 30, 2020. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of September 30, 2021, we had an accumulated deficit of $295.3 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$6,708	$4,688	$19,409	$13,664
Process and product development	4,470	2,652	11,201	7,916
Manufacturing	7,579	6,084	23,313	17,446
Clinical development	1,709	673	3,662	1,831
Total internal costs	20,466	14,097	57,585	40,857
External Program Costs:
Research and drug discovery	379	288	1,069	871
Toxicology and translational science	357	31	963	642
Process and product development	104	117	286	283
Manufacturing	3,249	3,023	7,718	6,822
Clinical development	2,047	1,805	6,852	4,748
Total external program costs	6,136	5,264	16,888	13,366
Total research and development expenses	$26,602	$19,361	$74,473	$54,223

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

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities consists of the remeasurement of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs. Additionally, we identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment. Other income (expense) in the three months ended September 30, 2021 and 2020 includes changes in values attributable to the arrangement with the Call Option Plan as defined in the notes to our financial statements included elsewhere in this report.

Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended
	September 30,
	2021	2020	Change	Change (%)
	(in thousands)
Revenues	$8,517	$17,823	$(9,306)	(52)%
Operating expenses
Research and development	26,602	19,361	7,241	37%
General and administrative	16,589	9,079	7,510	83%
Total operating expenses	43,191	28,440	14,751	52%
Loss from operations	(34,674)	(10,617)	(24,057)	227%
Interest income	109	295	(186)	(63)%
Unrealized gain on equity securities	4,483	29,778	(25,295)	(85)%
Interest and other expense, net	(820)	(2,317)	1,497	(65)%
Net (loss) income	$(30,902)	$17,139	$(48,041)	(280)%

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended
	September 30,
	2021	2020	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$1,118	$7,119	$(6,001)	(84)%
Merck Sharp & Dohme Corporation (“Merck”) (1)	6,414	9,055	(2,641)	(29)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	249	1,507	(1,258)	(83)%
Vaxcyte (2)	736	142	594	418%
Total revenue	$8,517	$17,823	$(9,306)	(52)%
(1)	Merck was a related party until the closing of our public offering on May 14, 2020.
(2)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

Total revenue decreased by $9.3 million, or 52%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This was due to a decrease of $6.0 million from BMS, which reflects a $5.0 million decrease in contract research and manufacturing activities supporting clinical trial supply and a $1.0 million decrease due to the completion in September 2020 of revenue recognition of the transaction price under the BMS Agreement. Further, there was a decrease of $2.6 million from Merck, which was comprised of a $3.7 million decrease in the ongoing performance of research and development services on the first collaboration program which was fully recognized in July 2021, and a $1.3 million decrease in research and development services, partially offset by a $2.4 million increase in manufacturing activities supporting clinical trial supply. EMD Serono revenue decreased by $1.3 million, which reflects a $1.0 million contingent payment earned in the third quarter of 2020, with such decrease being partially offset by a $0.6 million increase in Vaxcyte revenue.

Research and Development Expense

Research and development expense increased by $7.2 million, or 37%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to increases of $3.3 million in personnel-related expenses from higher headcount, $1.3 million in laboratory supplies, clinical trial costs and production materials-related expenses, $0.5 million in consulting and outside services, and $2.1 million in facility-related expenses.

General and Administrative Expense

General and administrative expense increased by $7.5 million, or 83%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to increases of $3.7 million in personnel-related expenses from higher headcount, $1.8 million in insurance and external services, $1.6 million in facility-related expenses and $0.4 million in equipment and office related expenses.

Interest Income

Interest income decreased by $0.2 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a decrease in the amortization of premiums on investments.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $4.5 million during the three months ended September 30, 2021, as compared to $29.7 million for the three months ended September 30, 2020. The unrealized gain on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, decreased by $1.5 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a $1.2 million decrease related to the remeasurement of the vested call options under the Call Option Plan and a $0.3 million decrease in interest expense associated with the financing component related to the 2018 Merck Agreement.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended
	September 30,
	2021	2020	Change	Change (%)
	(in thousands)
Revenues	$51,226	$34,444	$16,782	49%
Operating expenses
Research and development	74,473	54,223	20,250	37%
General administrative	40,241	26,435	13,806	52%
Total operating expenses	114,714	80,658	34,056	42%
Loss from operations	(63,488)	(46,214)	(17,274)	37%
Interest income	481	1,320	(839)	(64)%
Unrealized (loss) gain on equity securities	(1,881)	78,638	(80,519)	(102)%
Interest and other expense, net	(2,525)	(6,328)	3,803	(60)%
Net (loss) income	$(67,413)	$27,416	$(94,829)	(346)%

Revenue

We have recognized revenue as follows during the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company	$7,784	$10,673	$(2,889)	(27)%
Merck Sharp & Dohme Corporation (1)	38,175	18,837	19,338	103%
Merck KGaA, Darmstadt, Germany	2,844	4,656	(1,812)	(39)%
Vaxcyte (2)	2,423	278	2,145	772%
Total revenue	$51,226	$34,444	$16,782	49%
(1)	Merck was a related party until the closing of our public offering on May 14, 2020.
(2)	Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

Total revenue increased by $16.8 million, or 49%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This was due primarily to an increase of $19.3 million from Merck, primarily related to revenue from ongoing performance of research and development services, of which $5.9 million was associated with the contingent third program that was fully recognized upon the determination that the related performance obligation had terminated during the first quarter of 2021, $14.0 million was a cumulative catch-up in revenue as a result of the change in transaction price, due to a $15.0 million contingent payment earned in the second quarter of 2021 for the initiation of the first IND-enabling toxicology study under the first program in the collaboration, and a $4.4 million increase in materials supply. Revenue from Vaxcyte under our supply agreement increased by $2.1 million as well. Partially offsetting these increases were a $2.0 million decrease in the ongoing performance of research and development services due to the performance obligation pertaining to the first collaboration program, which was fully recognized in July 2021. This was offset by a decrease of $1.9 million in research and development services and a decrease of $1.0 million related to the financing component associated with the upfront payment. In addition, there was a decrease of $2.9 million from BMS which was primarily due to the completion in September 2020 of revenue recognition of the transaction price under the BMS Agreement, and a decrease of $1.8 million in EMD Serono revenue.

Research and Development Expense

Research and development expense increased by $20.3 million, or 37%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to increases of $8.0 million in personnel-related expenses from higher headcount, $4.6 million in laboratory supplies and production materials-related expenses, $4.2 million in facility-related expenses, $1.8 million in clinical trial costs, $1.5 million in consulting and outside services, and $0.2 million in equipment-related expenses.

General and Administrative Expense

General and administrative expense increased by $13.8 million, or 52% during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was due primarily to increases of $7.8 million in personnel-related expenses from higher headcount, $2.7 million in facility-related expenses, $2.5 million in insurance and external services, and $0.8 million in equipment-related expenses.

Interest Income

Interest income decreased by $0.8 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to a $1.6 million decrease in the amortization of premiums on investments, partially offset by an increase of $0.8 million from higher average investment balances in 2021.

Unrealized (Loss) Gain on Equity Securities

Unrealized (loss) on equity securities was $1.9 million during the nine months ended September 30, 2021, as compared to an unrealized gain of $78.6 million for the nine months ended September 30, 2020.  The unrealized (loss) gain on equity securities in each period was entirely due to the remeasurement of the estimated fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, decreased by $3.8 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due primarily to a $3.1 million decrease in other expenses related to the remeasurement of the vested call options under the Call Option Plan and a $1.0 million decrease in interest expense associated with the financing component related to the 2018 Merck Agreement, partially offset by a $0.3 million increase in interest expense related to our outstanding debt.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net operating losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of September 30, 2021, we had cash, cash equivalents and marketable securities of $254.2 million, equity securities of $39.8 million, outstanding debt of $25.0 million and an accumulated deficit of $295.3 million.

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

At-The-Market Sales

During the year ended December 31, 2020, we sold an aggregate of 2,614,286 shares of our common stock through our At-the-Market ATM facility, or ATM Facility, pursuant to a sales agreement dated October 4, 2019 with Cowen and Company, LLC, as sales agent. The gross proceeds from these sales were approximately $24.6 million, before deducting fees of approximately $0.8 million, resulting in net proceeds of approximately $23.8 million. During the nine months ended September 30, 2021, we did not sell any shares under an ATM facility.

Vaxcyte, Inc. Equity Ownership

In June 2020, Vaxcyte closed an initial public offering of its common stock at a price per share of $16.00. The Vaxcyte common stock held by us is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability due to the presence of a lock-up agreement during certain periods in 2020, with any unrealized gains and losses recorded in our statements of operations. The lock-up agreement expired in December 2020. As of September 30, 2021, we held 1,567,324 shares of Vaxcyte common stock with an estimated fair value of $39.8 million.

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

The following table summarizes our contractual obligations as of September 30, 2021:

	Payments due in the year
	2021	2022-2023	2024-2026	Beyond 2026	Total
	(in thousands)
Contractual obligations:
Debt, principal	$-	$21,875	$3,125	$-	$25,000
Debt, interest	510	2,603	44	-	3,157
Operating lease obligations	855	3,336	4,524	-	8,715
Sublease obligation (1)	1,286	6,310	23,221	8,289	39,106
Total contractual obligations	$2,651	$34,124	$30,914	$8,289	$75,978
(1)

Includes approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by sublessor for months 7 – 18 of the sublease period, subject to certain terms contained in the Sublease.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(60,099)	$(48,923)
Net cash used in investing activities	(118,096)	(15,203)
Net cash provided by financing activities	2,750	124,393
Net (decrease) increase in cash, cash equivalents and restricted cash	$(175,445)	$60,267

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2021 was $60.1 million. Our net loss of $67.4 million included $1.9 million of unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, non-cash charges of $16.4 million for stock-based compensation, $3.5 million for depreciation and amortization, $3.8 million for noncash lease expenses, $2.0 million for the amortization of premium on our marketable securities and $0.5 million in other non-cash charges. Cash used in operating activities also reflected a net decrease in operating assets and liabilities of $20.8 million, due to an a decrease of $12.8 million in our deferred revenue balance from revenue recognized under our collaboration agreements, an increase of $6.8 million in accounts receivable from our collaborators, an increase of $4.5 million in prepaid expenses and other assets, an increase of $5.1 million in accounts payable and other liabilities due to timing of payments, partially offset by a decrease of $1.5 million in our operating lease liability and a decrease of $0.3 million in accrued compensation expense.

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

Cash Flows from Investing Activities

Cash used in investing activities of $118.1 million for the nine months ended September 30, 2021 was primarily related to purchases of marketable securities of $226.1 million and purchases of property and equipment of $12.8 million, principally for leasehold improvements to the premises under the Sublease, offset partially by maturities and sales of marketable securities of $120.8 million.

Cash used in investing activities of $15.2 million for the nine months ended September 30, 2020 was primarily related to purchases of marketable securities of $114.0 million and purchases of property and equipment of $5.5 million, principally to support laboratory and manufacturing activities, offset partially by maturities and sales of marketable securities of $104.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $2.8 million for the nine months ended September 30, 2021 was primarily related to $2.0 million of proceeds received from the exercise of common stock options, and $1.8 million of net proceeds received from participants in our employee equity plans, partially offset by a $1.0 million tax payment related to the net shares settlement of vested restricted stock units.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion, (ii) the date in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. As the market value of our common stock that was held by non-affiliates exceeded $700 million as of June 30, 2021, we will be classified as a large accelerated filer and cease being an emerging growth company as of December 31, 2021.

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

We had cash, cash equivalents and marketable securities of $254.2 million and $326.5 million as of September 30, 2021 and December 31, 2020, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $39.8 million as of September 30, 2021, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value.  A hypothetical 10 percent decrease in the market price for our equity investments as of September 30, 2021 would decrease the fair value by $4.0 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of September 30, 2021 and December 31, 2020, we had $25.0 million and $24.5 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. This debt matures on March 1, 2024 and will be interest-only through March 1, 2022. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. Some of these risks include:

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

The COVID-19 pandemic continues to evolve. The extent to which the outbreak may impact our business, clinical trials, research activities, preclinical studies and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the pandemic, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of September 30, 2021, had an accumulated deficit of $295.3 million. For the nine months ended September 30, 2021 and the year ended December 31, 2020, our net loss was $67.4 million and $32.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The net loss for the nine months ended September 30, 2021 included the impact of the non-operating, unrealized loss of $1.9 million related to our holdings of Vaxcyte common stock. The net loss for the year ended December 31, 2020 included the impact of the non-operating, unrealized gain of $41.5 million related to our holdings of Vaxcyte common stock. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercializing product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2021, we had $254.2 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

We presented updated data from the dose escalation portion of our STRO-001 Phase 1 trial in December 2020. As of October 30, 2020, most treatment emergent adverse events were grade 1 or 2, with the most common grade 1-2 treatment emergent adverse events of nausea, fatigue, chills, anemia, headache, dyspnea, abdominal pain, vomiting, decreased appetite and pyrexia, and no ocular or neuropathy toxicity signals have been observed. Two grade 3 and no grade 4 treatment emergent adverse events were observed, one instance each of anemia and dyspnea. Subsequent to a previously announced protocol amendment in 2019 requiring pre-treatment screening imaging for patients at risk for thromboses, no thromboembolic events have been observed.

We presented updated data from the dose escalation portion of our STRO-002 Phase 1 trial in May 2021. Based on data from the trial through April 23, 2021, STRO-002 was generally well tolerated and was mostly associated with mild adverse events. Eighty-six percent (86%) of observed adverse events were grade 1 or grade 2. The most common Grade 3 and 4 treatment-emergent adverse events were reversible neutropenia (64%). Grade 3 arthralgia (13%), fatigue (10%), and neuropathy (8%) were observed and managed with standard medical treatment, including dose reductions or delays.

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

Since 2014, we have entered into collaborations with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, or BMS, Merck KGaA, Darmstadt Germany (operating in the United States under the name “EMD Serono”, the biopharmaceutical business of Merck KGaA, Darmstadt, Germany in the US), and BioNova Pharmaceuticals Limited (BioNova) to develop or commercialize certain cancer and other therapeutics. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Our existing collaborations with Merck, BMS, EMD Serono and BioNova are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into collaborations with other biotechnology companies to develop or commercialize several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. Substantially all of our revenue to date has been derived from our existing collaboration agreements with Merck, BMS and EMD Serono, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements, future revenue and cash resources will be substantially less than expected.

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, or failures or delays in our manufacturing supply chain. If we or our contract manufacturers were to encounter interruptions from any of these events or other unforeseen events, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

As of September 30, 2021, we had 218 full-time employees.  As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such future products.

We currently have limited sales, marketing and distribution capabilities or experience. If any of our product candidates are approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Our investment in Vaxcyte is subject to risk

As of September 30, 2021, we held Vaxcyte common stock with a fair value of $39.8 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2023, which has claims relating to methods of treating CD74-positive multiple myeloma with an ADC targeting CD74. As another example, we are aware of another issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are also aware of an issued patent expected to expire in 2028, relating to methods for targeting maytansinoids to a selected population of cells with a cell-binding agent conjugated to a maytansinoid with a non-cleavable linker. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for STRO-001, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-001. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® Platform and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® Platform and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

While we have been granted a Fast Track Designation by the FDA for STRO-002, it may not lead to a faster development or regulatory review or approval process.

We have been granted a Fast Track Designation for STRO-002. As part of our business strategy, we may also seek Fast Track Designation for other of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for STRO-002, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program, which may happen in connection with STRO-002 or other of our product candidates if granted Fast Track Designation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.1	2021 Equity Inducement Plan Document	S-8	333-258603	8/9/2021	99.1
10.2	Second Amendment to the Exclusive Patent License and Research Collaboration Agreement					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: November 9, 2021	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: November 9, 2021	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer