Form 10-K
period 2021-12-31
SUTRO BIOPHARMA, INC.
filed 2022-02-28
CIK 1382101

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38662

SUTRO BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0926186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 Oyster Point Blvd.
South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

(650) 881-6500

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2021 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $18.59 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $849.9 million.

The number of shares of the registrant’s common stock outstanding as of February 24, 2022, was 46,381,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Sutro Biopharma, Inc.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, business strategy, market size for our product candidates, potential future milestone and royalty payments, the value of the our holdings of Vaxcyte common stock, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, our ability to successfully leverage Fast Track designation, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the expected impact of the COVID-19 pandemic on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors”. Some of these risks include:

•
The COVID-19 pandemic is impacting the availability of routine materials for our business, which has caused us to spend significant effort in sourcing alternatives and otherwise modifying our activities, and it may have even more pronounced and significant impact on our activities in the future. For example, difficulties in sourcing filters used in our manufacturing operations have resulted in modified manufacturing schedules and additional development work to qualify alternatives, which has affected our manufacturing operations. While these effects have not yet impacted availability of preclinical or clinical materials, it is possible that further such difficulties my result in delays in initiating or conducting our clinical trials.
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
•
Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+®TM platforms and, in particular, our proprietary product candidates, STRO-001 and STRO-002.
•
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•
Security breaches, cyber-attacks, loss of data, and other disruptions at our facilities or at our third party CROs, CMOs, or other vendors could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.
•
Our failure to comply with privacy and data protection laws or to adequately secure the personal information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue.
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

PART I

Item 1. Business

Overview

We are a clinical stage drug discovery, development and manufacturing company focused on deploying our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site-specific conjugation platform, XpressCF+®TM, to create a broad variety of optimally designed, next-generation protein therapeutics, initially for cancer. We aim to design therapeutics using the most relevant and potent modalities, including cytokine-based therapeutics, immuno-oncology, or I/O agents, antibody-drug conjugates, or ADCs, immunostimulatory ADCs, or iADCs, and bispecific antibodies that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF® platform to create medicines with improved therapeutic profiles for areas of unmet need.

Our two most advanced product candidates are wholly owned: STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with FolRα-expressing cancers, such as ovarian and endometrial cancers, and STRO-001, an ADC directed against CD74, for patients with B-cell malignancies, such as multiple myeloma and non-Hodgkin lymphoma, or NHL. In March 2019, STRO-002 began enrolling patients in a Phase 1 trial focused on ovarian and endometrial cancers. The dose escalation portion of the STRO-002 Phase 1 trial has been completed and the dose expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2 mg/kg. In May 2021, we reported data from the dose-escalation cohort. Based on such reported data, STRO-002 exhibited a manageable safety profile and promising preliminary efficacy data, as discussed in more detail below. In January 2022, we released initial results of the dose expansion portion of the STRO-002 Phase 1 trial. These data suggested that STRO-002 exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population, as discussed in more detail below. In August 2021, we were granted Fast Track designation for STRO-002 by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. In December 2021, we entered into a licensing agreement with Tasly Biopharmaceuticals Co., Ltd, or Tasly, to grant Tasly an exclusive license to develop and commercialize STRO-002 in China, Hong Kong, Macau and Taiwan, referred to as Greater China (the “Tasly License Agreement”).

Our second candidate, STRO-001, is currently enrolling patients in a Phase 1 trial, with updated data reported in December 2020, as discussed in more detail below. Based on such reported data, STRO-001 has been generally well-tolerated and, unlike certain other ADCs, no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. In October 2018, we were granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma. In October 2021, we granted BioNova Pharmaceuticals Limited, or BioNova, an option to exclusively license the right to develop and commercialize STRO-001 in Greater China (the “BioNova Option Agreement”).

Based on our proprietary XpressCF® and XpressCF+®TM platforms, we have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol-Myers Squibb Company, New York, NY, or BMS; a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”); and license agreement to develop and commercialize STRO-002 in Greater China with Tasly. Our XpressCF® and XpressCF+®TM platforms have also supported a spin-out company, Vaxcyte Inc., or Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease.

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

The benefits of our XpressCF® and XpressCF+®TM platforms have resulted in collaborations with leaders in the field of oncology, including Merck, BMS and EMD Serono. As a result of discovery efforts enabled through our XpressCF® and XpressCF+®TM platforms, Merck has the right to develop two cytokine derivative candidate molecules. Additionally, BMS has the worldwide right to develop and commercialize a novel ADC therapeutic directed against BCMA, known as CC-99712. An IND submission was filed in connection with CC-99712 in the first half of 2019. CC-99712 is being studied in a Phase 1 trial, as a monotherapy and in combination with a gamma secretase inhibitor, and is currently enrolling patients with relapsed and refractory multiple myeloma. In February 2021, CC-99712 was granted orphan drug designation for the treatment of relapsed and refractory multiple myeloma. Finally, our collaboration with EMD Serono yielded a novel bispecific ADC product candidate targeting EGFR and MUC1, known as M1231, for which an IND submission was filed in the second half of 2020 and which is currently under investigation in a Phase 1 trial for the treatment of solid tumors, including metastatic non-small cell lung cancer and esophageal squamous cell carcinoma. Through December 31, 2021, we have received an aggregate of approximately $446 million in payments from all of our collaborations, which includes approximately $54 million in investments in our stock. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery, preclinical development and manufacturing capabilities for the creation of novel therapeutics.

Our first internally developed product candidate is STRO-001, which we believe has the potential to be a first-in-class and best-in-class ADC directed against CD74, an antigen that is highly expressed in many B cell malignancies. In multiple preclinical models, STRO-001 has demonstrated potent anti-tumor activity. In addition, the properties of STRO-001 suggest a low likelihood of off-target toxicity and potential for an improved therapeutic index. STRO-001 is currently enrolling patients in a Phase 1 trial for multiple myeloma and NHL for which we reported updated data in December 2020. Based on such reported data, STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to identify a recommended Phase 2 dose for STRO-001 by the end of 2022.

In October 2021, we entered into the BioNova Option Agreement. We believe that our collaboration with BioNova extends the opportunity to realize the potential value of STRO-001 through clinical development and commercialization in Greater China.

We are also internally developing STRO-002, an ADC directed against FolRα, initially targeted for the treatment of ovarian and endometrial cancers. Our experiments show that FolRα expression can be detected in 90% or more of ovarian and endometrial cancers. In preclinical models, STRO-002 has demonstrated the potential for enhanced and selective activity against cells expressing FolRα, superior inhibition of tumor growth and greater linker stability, in comparison to experiments we conducted with a benchmark FolRα-targeting molecule. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019. We have completed the dose-escalation portion of the trial and reported updated data for STRO-002 in May 2021. The dose-expansion portion of the trial has been fully enrolled and is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2 mg/kg. For the dose-expansion portion, we dosed the first patient in January 2021 and are enrolling less heavily pre-treated ovarian cancer patients. We reported initial dose-expansion data in January 2022. Additionally, a STRO-002 combination cohort in ovarian cancer opened for enrollment in December 2021, assessing the combination of STRO-002 with bevacizumab, and an expansion cohort for FolRα-selected endometrial cancer opened and began enrolling patients in the fourth quarter of 2021.

In December 2021, we entered into the Tasly License Agreement. We believe that our collaboration with Tasly extends the opportunity to realize the potential value of STRO-002 through clinical development and commercialization in Greater China.

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

Beyond these wholly owned programs and collaborations, we are developing a broader pipeline of next-generation protein therapeutics using our XpressCF® and XpressCF+®TM platforms. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. Our drug discovery teams are exploring novel immuno-oncology therapies, including cytokine-based therapies. We are also actively pursuing the discovery and development of other novel ADCs, including tumor targeting immunostimulant-ADCs, or iADCs and bispecific antibodies, including T cell-engager discovery programs.

Our Strategy

Our goal is to use our proprietary XpressCF® platform to create product candidates primarily against clinically validated targets. Key elements of our strategy are to:

•
Advance STRO-001 and STRO-002 through clinical development. We are currently evaluating STRO-001 in a Phase 1 trial for patients with advanced and/or refractory multiple myeloma and NHL. Based on our preclinical data, we believe STRO-001 has the potential to be a first-in-class and best-in-class ADC directed against CD74, which is highly expressed in many B cell malignancies. We reported updated data in December 2020, expect to establish a recommended Phase 2 dose in 2022, and thereafter may begin the dose expansion portion of the Phase 1 trial. In October 2018, we were granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma. In October 2021, we entered into the BioNova Option Agreement for STRO-001 in Greater China. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019 and dosed the first patient in the dose expansion portion of the Phase 1 trial in January 2021, enrolling less heavily pre-treated ovarian cancer patients. We reported updated dose-escalation data in December 2020 and May 2021 and reported initial dose-expansion data in January 2022. In December 2021, we entered into the Tasly License Agreement for STRO-002 in Greater China. Given that FolRα is a clinically validated target for ovarian cancer, along with STRO-002’s homogeneous design, we believe it has the potential to be a best-in-class FolRα-targeted ADC and provide greater activity, stability and safety as compared to other investigational agents in development.
•
Maintain worldwide rights to our core product candidates to the extent possible and collaborate with partners to develop and commercialize our core product candidates in certain territories. We own the worldwide commercial rights to our most advanced product candidates, STRO-001 and STRO-002, except for the rights granted to BioNova and Tasly, respectively, in certain territories. We have assembled a management team with extensive experience in the biopharmaceutical industry, including drug discovery and development through commercialization, and our plan is to independently pursue the development and commercialization of our product candidates. As we continue to advance our products, we may opportunistically pursue additional strategic partnerships that maximize the value of our pipeline.
•
Develop a diverse pipeline of novel product candidates with optimal therapeutic profiles. We intend to build a broad pipeline of optimally designed, next-generation protein therapeutics, initially for cancer, using our XpressCF® platform. Our cell-free-based protein synthesis system enables the rapid and systematic evaluation of protein structure-activity relationships, which we believe will accelerate the discovery and development of molecules. We aim to take advantage of the most potent modalities, including cytokines, ADCs, iADCs and bispecific antibodies, to create drugs that are directed primarily against clinically validated targets where the current standard of care is suboptimal.
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

Cancer Remains a Major Unmet Medical Need

Cancer is the second leading cause of mortality in the United States, and is the leading cause of death for those under 65 years of age. The American Cancer Society estimated that there would be roughly 1.9 million new cases of cancer diagnosed and approximately 609,000 people would die of cancer in the United States in 2021.

Traditional Cancer Therapeutics

Cancer treatment has traditionally included chemotherapy, radiation, surgery or a combination of these approaches. Chemotherapy agents and other small molecule targeted therapies can be effective in certain types of cancer, but they can also cause toxicities that may lead to life-threatening consequences, lower quality of life or early termination of treatment. Furthermore, these agents offer limited efficacy in many types of cancer.

Over the last twenty years, new paradigms of cancer research and treatment have emerged to address the limitations of existing treatments. Some of the most promising new approaches involve biologic therapies, including monoclonal antibodies. Monoclonal antibodies are proteins that bind to antigen targets on tumor cells and inhibit tumor growth, or block processes that provide nourishment for the tumor. As a drug class, monoclonal antibodies have transformed the treatment of oncology and represent some of the top selling therapies on the market, resulting in more than $65 billion in sales in 2020 across all oncology indications.

Despite the success of conventional monoclonal antibodies, they still have limitations. For example, the response seen with monoclonal antibodies can be variable, with some patients responding, while others do not. In addition, the response is often not durable and many patients relapse or become refractory to treatment. Also, safety and tolerability concerns often limit the use of higher, potentially more efficacious doses. We believe our

XpressCF® platform will provide enhanced therapeutic approaches for treating cancer to address these unmet needs. A new generation of biologics is emerging, including cytokine-based therapeutics, immuno-oncology agents, ADCs, iADCs and bispecific antibodies. The expectation is that multiple therapeutic modalities will be used in novel combinations to treat patients and provide the most potent anti-cancer effect.

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

Six monoclonal antibody immune checkpoint inhibitors are approved in the United States for the treatment of cancer indications, such as melanoma, non-small cell lung cancer, or NSCLC, renal cancer and bladder cancer. Checkpoint inhibitors are among the leading cancer drugs, with Keytruda and Opdivo alone generating more than $22 billion in worldwide sales in 2020.

Limitations to Current Immuno-Oncology Approaches

The effectiveness of any cancer immunotherapy is dependent on the status of an individual patient’s immune system. While many single-agent immunotherapies have resulted in remarkable clinical results, only a minority of patients have realized durable benefits from these treatments. An immunotherapy cannot succeed if a patient’s immune cells are too impaired to benefit from a particular checkpoint inhibitor or cytokine-based therapeutic. As a result, combination therapies have been explored clinically and are designed to provide an additional boost to revive a patient’s ability to mount an immune response against their tumor. However, combination therapies will likely have to provide a significant risk-benefit advantage to justify the cumulative costs of combining two separate immunotherapies. New single agent approaches to achieving combinatorial stimulation of a patient’s immune system may therefore create the preferred option for many patients and physicians.

Antibody-Drug Conjugates

After more than two decades of industry efforts, several new modalities of highly potent monoclonal antibody-based therapies have emerged, including ADCs. The key components of ADCs include an antibody, a stable linker and a cytotoxic agent (warhead). The antibody is used to target and deliver the cytotoxic agent to tumor cells. ADCs can be mono, bispecific or multi-specific. The intended result of this powerful and targeted approach is greater tumor cell death and less systemic tolerability issues as compared to traditional chemotherapy. The following diagram shows the component parts of an ADC.

Currently, there are more than 100 ADCs being explored in clinical development. Kadcyla and Adcetris were the first of the new generation of ADCs to be approved for the treatment of specific subsets of breast cancer and lymphoma, respectively. Since the approval of Kadcyla, ten more ADCs entered or re-entered the market, as Besponsa, Mylotarg, Lumoxiti, Polivy, and Zynlonta were approved for the treatment of specific subsets of leukemia and lymphoma; Padcev was approved for the treatment of bladder and urinary tract cancers; Enhertu and Trodelvy were approved for the treatment of breast cancer; Blenrep was approved for the treatment of multiple myeloma; and Tivdak was approved for the treatment of cervical cancer. All twelve of these approved therapies demonstrate that ADCs have an emerging role in the armamentarium of cancer therapeutics.

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

Bispecific Antibodies

Bispecific antibodies are engineered proteins that can simultaneously bind to two different types of antigens. Targeting two individual antigens simultaneously is expected to drive a larger clinical impact than conventional monoclonal antibodies. As a class, there are currently approximately 45 bispecific antibodies in clinical development for oncology indications. Bispecific antibodies can be engineered in a variety of different formats as shown below.

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

Limitations to Current Bispecific Antibody Approaches

Bispecific antibodies are highly engineered proteins with structural features not found in nature. The generation of these molecules therefore presents significant design and development challenges, especially when using conventional cell-based technologies. These challenges include:

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

11

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

Cytokine-Based Immuno-Oncology Therapeutics

Cytokines are small biologically active proteins that play an essential role in immune cell function. Cytokines are important for cell-to-cell communication and are responsible for controlling immune cell growth and differentiation. Recombinant human cytokines were among the first biotechnology products engineered for therapeutic use and, in the field of oncology, cytokines that stimulate the immune system to attack cancer cells have been viewed as a potential new approach.

Certain cytokines play a central role in T cell function, contributing to the careful balance between helpful and harmful immune responses. These can be powerful activators of the immune system but can also suppress immune responses through certain specialized T cells that have suppressive functions. A previously approved cytokine therapeutic Proleukin had shown therapeutic benefit in a small number of cancer patients, but its therapeutic use was limited due to toxicity. Scientists at other companies have focused research on finding ways to modify cytokines so as to reduce toxicity while maintaining therapeutic benefit. The observed efficacy of a modified cytokine, in combination with an immune checkpoint inhibitor, indicates the potential of this new approach. In light of these data and our prior research into cytokines, we commenced a cytokine-based research program using our XpressCF® and XpressCF+®TM platform technologies and are now collaborating with Merck on developing cytokine derivatives. We believe that recent advances in immuno-oncology combined with new protein engineering technologies create opportunities to identify novel cytokine-based therapeutics with superior therapeutic indexes.

Our Proprietary XpressCF® Platform

While cytokine-based immuno-oncology therapeutics, ADCs, iADCs and bispecific antibodies hold significant promise, drug developers working with these complex biologics face significant design and development challenges. Optimizing these complex biological structures is a challenging, trial and error process that requires the refinement of several properties in tandem. This iterative process is cumbersome and fraught with significant limitations. As a result, the drug candidate nominated for development is often plagued by inefficient design properties, which then translates to a suboptimal therapeutic index when investigated in the clinic.

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

We first generate a cellular mass from our proprietary cell line from which we harvest the inner cellular machinery for making proteins. The cellular mass is generated from our highly engineered variant of Escherichia coli, or E.coli bacteria, and has been optimized to make extract that produces complex mammalian proteins. These cells are grown over the course of several days, harvested, broken apart, clarified and stored as a cell mass for future production of our protein therapeutics. We refer to this proprietary cell mass as extract, or XtractCF®. The extract includes necessary components for energy production, transcription and translation and can be used to support cell-free protein synthesis. This extract can then be used agnostically to manufacture a wide variety of therapeutic proteins and protein fragments without the need to generate further cell lines.

As a result, protein synthesis then becomes a predictable and reproducible biochemical reaction, independent of the constraints of a cell. A specific DNA sequence is added to the extract, which results in the coding and expression of the desired protein in less than 24 hours. Using this process, we express hundreds or thousands of DNA sequences simultaneously within the same cell-free extract system and therefore can make and purify hundreds or thousands of unique proteins at the same time. This allows us to perform rapid expression, testing and characterization of many variants early in discovery to elucidate structure-activity relationships. Structure-activity relationship refers to how changes to the structure of a protein can lead to improvements in a molecule’s properties, such as binding, internalization, functional activity and stability, which are properties that are key to the therapeutic protein’s efficacy and tolerability in the patient. We are thereby able to optimize many properties with high specificity, including: binding efficiency to each antigen target, spatial orientation, linker design, target killing efficiency, immunological activity, protein expression, and folding efficiency and stability.

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

We believe the advantages of our cell-free-based protein synthesis technology platform include:

•
Ability to Rapidly Produce and Evaluate a Wide Variety of Protein Structures In-house. By decoupling the production of the cell-free extract from the production of the protein, we are able to stockpile large quantities of cell-free extract from which we are able to manufacture a wide variety of proteins without the need to generate individual cell lines, including cytokine-based immuno-oncology therapeutics, ADCs, iADCs and bispecific antibodies.
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

13

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

Our XpressCF® Solution for Cytokine, ADCs, iADCs and Bispecific Antibody-Based Drug Therapeutics

As a result, we believe our technology enables new approaches to cytokine, ADCs, iADCs and bispecific antibody-based drug discovery, development and manufacturing. Key attributes are:

•
Homogeneous Design. Our XpressCF+®TM platform enables precise and specific placement of non-natural amino acids in defined numbers and positions within our engineered proteins. These non-natural amino acids then serve as highly stable attachment sites, also known as conjugation sites, for chemical functional groups. For example, we attach linker-warheads to non-natural amino acids within our antibodies to create single-species, tumor-killing ADCs. Similarly, we can attach polyethylene glycol polymers onto non-natural amino acids within our cytokine-based therapeutics to create single-species immunotherapies designed for extended pharmacokinetics and safety.
•
Experimentally Defined Structure-Activity Relationships. Our cell-free technology enables rational design of protein therapeutics through a rapid, reiterative process that experimentally defines structure-activity relationship for cytokine-based therapeutics, ADCs, iADCs and bispecific antibodies. This approach allows us to explore a wide variety of structural features and formats in parallel as we optimize therapeutic candidates. For example, the precise location of chemical conjugation sites directly affects the activity of both ADCs and cytokine-based therapeutics. Our proprietary technology is key to our ability to define the best number and positions of non-natural amino acids for conjugation based on: conjugation efficiency; functional activity/pharmacological properties; and pharmacokinetics and safety. This design flexibility is also an important aspect of our discovery approach to other protein therapeutics. For example, we are able to make and directly compare a variety of pairings and structural formats for our immuno-oncology bispecific antibody and bispecific T cell-engager programs. This allows us to identify antibody pairs and formats with the best binding properties, spatial orientations and structural stability to create the optimal balance of therapeutic activity and safety.
•
Rapid and Efficient Transition from Discovery to the Clinic. Protein therapeutics can encounter obstacles, or even fail, during the transition from research-grade cell lines to cGMP cell lines appropriate for clinical development and commercialization. Our XpressCF® platform can rapidly produce different protein types from a single proprietary extract, which can be scaled for discovery, development and ultimately, we believe, commercialization of cytokine-based immuno-oncology therapeutics, ADCs, iADCs and bispecific antibodies and bispecific T cell-engagers.

Accordingly, we use our XpressCF® platform to discover and develop cancer therapeutics by empirically determining the optimum structure-activity relationships for cytokine-based immuno-oncology therapeutics, ADCs, iADCs, bispecific antibodies, and transitioning those products to cGMP compliant manufacturing. The following chart illustrates the applicability of these attributes across the range of modalities we are developing.

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

Our Collaborations Demonstrate our Capabilities

Our XpressCF® platform has garnered the attention of leading pharmaceutical and biopharmaceutical companies and resulted in collaborations to discover and develop novel therapeutics. We have leveraged these strategic partnerships to extend our own capabilities and broaden the scope of our XpressCF® platform. Through December 31, 2021, all of our collaborations have provided us with an aggregate of approximately $446 million in payments, which includes approximately $54 million in investments in our stock. Our collaborations include:

•
Merck Programs. We have granted Merck the right to develop two cytokine derivative candidate molecules.
•
BMS Programs. We have granted BMS the right to develop a novel ADC therapeutic directed against the target BCMA, known as CC-99712, which is currently under investigation in a Phase 1 trial focused on patients with relapsed and refractory multiple myeloma.
•
EMD Serono Programs. We have granted EMD Serono the right to develop the novel bispecific ADC targeting EGFR and MUC1, known as M1231, which is currently under investigation for the treatment of solid tumors, including metastatic non-small cell lung cancer and esophageal squamous cell carcinoma in a Phase 1 trial.
•
Vaxcyte Relationship. We have granted Vaxcyte the right to discover and develop vaccines for the prophylaxis and treatment of infectious diseases. Vaxcyte’s IND for its lead product candidate, a 24-valent pneumococcal conjugate vaccine, was cleared by the FDA in January 2022.
•
Tasly Relationship. We have granted Tasly an exclusive license to the right to develop and commercialize STRO-002 in Greater China.
•
BioNova Relationship. We have granted BioNova an option to exclusively license the right to develop and commercialize STRO-001 in Greater China.

15

•
Our Pipeline of Product Candidates and Discovery/Preclinical Programs

Our current product candidates and Discovery and Preclinical stage programs, all based on our proprietary XpressCF® platform, are summarized in the chart below:

(1)
We have granted Tasly an exclusive license to the right to develop and commercialize STRO-002 in Greater China.
(2)
We have granted BioNova an option to exclusively license the right to develop and commercialize STRO-001 in Greater China.
(3)
EMD Serono is the biopharmaceutical business of Merck KGaA, Darmstadt Germany in the US.
(4)
Cytokine derivative program with Merck includes two molecules derived from one undisclosed target.
(5)
We are eligible to receive 4% royalties on net sales of VAX-24.

Our Product Candidates

STRO-001, an ADC Directed Against the Cancer Target CD74

Overview

We are developing STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+®TM platform. We are currently enrolling patients in a STRO-001 Phase 1 trial and presented updated data in December 2020. Based on such reported data, STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. We expect to establish a recommended Phase 2 dose in 2022 and thereafter may begin the dose expansion portion of the Phase 1 trial. In October 2018, we were granted Orphan Drug Designation by the FDA, for STRO-001 for the treatment of multiple myeloma. In October 2021, we entered into the BioNova Option Agreement.

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

B Cell Malignancies Overview and Current Limitations

B cell malignancy tumor subtypes include multiple myeloma and NHL, which includes mantle cell lymphoma, diffuse large B cell lymphoma, or DLBCL, and follicular lymphoma. In the United States alone in 2017, the prevalence of multiple myeloma and NHL was estimated at more than 800,000 cases, and the American Cancer Society estimated that there would be more than 116,000 new cases of multiple myeloma and NHL in 2021. Although several therapeutics have recently been approved for the treatment of specific B cell malignancies, including immunotherapies, targeted kinase inhibitors, ADC and CAR-T cell therapies, unmet need persists. Many of these therapeutics are typically used in combination with other agents to provide the most potent anti-cancer effect. While these new therapies have demonstrated improvements in survival, the majority of these patients ultimately relapse during treatment and some experience a resistance to therapy.

Our Solution, STRO-001

Our first internally developed product candidate is STRO-001, which we believe has the potential to be a first-in-class and best-in-class ADC directed against the cancer target CD74, an antigen that is highly expressed in many B cell malignancies and is an attractive target for an ADC therapeutic, given its rapid internalization by the cell. STRO-001 is an ADC targeting the CD74 protein antigen that was developed using our proprietary XpressCF® and XpressCF+®™ platforms. STRO-001 is composed of an antibody stably conjugated to a highly potent cytotoxic drug, a maytansinoid derivative, at two specific sites on the antibody using a non-cleavable linker. STRO-001 degrades inside of tumor cells to release very potent intracellular catabolites whose hydrophilic nature results in poor permeability into surrounding cells. We believe this decreases the potential of off-target effect in normal tissues. From a safety perspective, we designed STRO-001 to have an optimal potency to toxicity ratio. We rationally selected a homogeneous ADC with a drug-antibody ratio, or DAR, of two. Heterogeneous ADCs typically have DARs that range from zero to eight, with lower DARs generally being associated with less potency and higher DARs generally being associated with a negative impact on pharmacokinetics and toxicity. We chose a DAR of two after demonstrating that DARs of four or six did not increase the efficacy of STRO-001. In October 2018, we were granted orphan drug designation by the FDA, for STRO-001 for the treatment of multiple myeloma.

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

Our Phase 1 trial of STRO-001 is enrolling adult patients with advanced and/or refractory multiple myeloma and NHL (including DLBCL, mantle cell lymphoma and follicular lymphoma) who are refractory to, or intolerant of, all established therapies known to provide clinical benefit for their condition. Multiple myeloma and NHL patients are being enrolled in two separate dose escalation cohorts, starting initially with an accelerated dose titration design. We estimate that there will be approximately 35-40 patients in each cohort. Treatment is currently scheduled on day one of a 21-day cycle.

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
•
In the seven patients with diffuse large B-cell lymphoma, one complete response and two partial responses were observed.
•
Out of other NHL types, two patients with follicular lymphoma had stable disease, of which one is still on treatment at nine weeks. One patient with marginal zone lymphoma had stable disease and is still on treatment at 39 weeks.
•
In addition, the maximum tolerated dose was not reached at 4.2 mg/kg. Active enrollment in the NHL cohort continues at the 5.0 mg/kg dose level and additional higher dose levels may be explored.

The maximum tolerated dose for the multiple myeloma dose escalation cohort has not been reached. Active enrollment in that cohort continues at the 5.0 mg/kg dose level and additional higher dose levels may be explored.

The trial, registered with clinicaltrials.gov identifier NCT03424603, continues to enroll patients in dose escalation in both multiple myeloma and NHL cohorts.

We expect to determine the recommended Phase 2 dose for STRO-001 by the end of 2022.

In October 2021, we entered into the BioNova Option Agreement to confer BioNova the option to obtain exclusive rights to develop and commercialize STRO-001 in Greater China. BioNova will pursue the clinical development, regulatory approval, and commercialization of STRO-001 in multiple indications, including NHL, multiple myeloma, and leukemia in the licensed territory. We will retain development and commercial rights of STRO-001 globally outside of Greater China, including the United States.

STRO-002, an ADC Directed Against the Target Folate Receptor-Alpha (FolRα)

Overview

We are developing STRO-002, an optimally designed ADC directed against the cancer target FolRα, initially targeted for ovarian and endometrial cancers. STRO-002 was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+®TM platform. We began enrolling patients in a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019 and presented updated dose-escalation data in December 2020 and May 2021. Based on such reported data, STRO-002 exhibited a manageable safety profile and promising preliminary efficacy data. Dose escalation in the STRO-002 Phase 1 trial has been fully enrolled and the dose-expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2 mg/kg. For the dose-expansion portion of the Phase 1 trial, we dosed the first patient in January 2021 and have enrolled less heavily pre-treated ovarian cancer patients. We reported initial dose-expansion data in January 2022. Based on the reported data, STRO-002 demonstrated a manageable safety profile and promising preliminary efficacy data. Additionally, a STRO-002 combination cohort in ovarian cancer, assessing the combination of STRO-002 with bevacizumab, opened for enrollment in December 2021, and an expansion cohort for FolRα-selected endometrial cancer opened and began enrolling patients in the fourth quarter of 2021. In August 2021, we were granted Fast Track designation for STRO-002 by the FDA for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. In December 2021, we entered into a collaboration and exclusive license agreement with Tasly to develop and commercialize STRO-002 in Greater China.

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

Ovarian Cancer Overview

Ovarian cancer is the most common cause of cancer death from gynecologic tumors in the United States, and the fifth most common cause of cancer death in women. In the United States alone, the American Cancer Society estimates that 21,000 new cases of ovarian cancer would be diagnosed in 2021, and approximately 14,000 women would die of this disease. Given that early stages of the disease cause minimal, nonspecific symptoms or is asymptomatic, approximately 75% of patients with ovarian cancer are diagnosed are stage III and IV, for which the prognosis is poor. Standard pre- or post-operative chemotherapy for ovarian cancer is combination therapy with a platinum compound and a taxane, for example, carboplatin and paclitaxel, with or without bevacizumab which achieves a complete or partial response in between 70% to 80% of patients. Increasingly, PARP inhibitors are being used in the maintenance setting. Patients who are refractory or resistant to platinum-based treatments are then treated with a host of additional palliative chemotherapeutic agents, each showing only marginal benefit with response rates to single agent chemotherapy of 10-12% and progression free survival of 3-4 months. This represents a significant unmet need.

Endometrial Cancer Overview

There is also a significant unmet need in the treatment of recurrent or metastatic endometrial cancer. In the United States alone, the American Cancer Society estimated that there would be more than 66,000 new cases of endometrial cancer in 2021, and that approximately 13,000 women would die of this disease. First-line treatment for stage III/IV disease is commonly paclitaxel/carboplatin. Recently, the combination of lenvatinib and pembrolizumab was approved for the treatment of patients with advanced, metastatic endometrial cancer who have disease progression following prior systemic therapy with a platinum doublet. With the lack of available therapies for patients who progress after standard of care therapies, long-term survival prospects are poor and novel treatments offering even a modest improvement in progression-free survival or overall survival may be considered for expedited regulatory approval.

Limitations to Current FolRα-Targeted Therapeutics

There have been a number of folate- or FolRα-targeted therapies in development, including naked antibodies, small molecule drug conjugates, ADCs and T cell retargeting molecules. The most advanced clinically active agent targeting FolRα to date has been Immunogen’s mirvetuximab soravtansine (IMGN853), an ADC composed of a FolRα-binding antibody linked to the tubulin-disrupting maytansinoid, DM4, via a cleavable linker.

Immunogen announced in December 2019 that the FDA has provided guidance for potential accelerated approval of its mirvetuximab soravtansine (mirvetuximab) monotherapy, demonstrating that FolRα remains an attractive target. In November 2021, Immunogen reported positive top-line data in its SORAYA trial evaluating the safety and efficacy of mirvetuximab soravtansine monotherapy in patients with high FRα-expressing platinum-resistant ovarian cancer who have been previously treated with Avastin® (bevacizumab). Mirvetuximab soravtansine is currently being evaluated in a Phase 3 randomized confirmatory trial, and in multiple combination studies.

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

Clinical Development Plan

Our first Phase 1 trial for STRO-002 is an open-label study evaluating STRO-002 as a monotherapy for patients with ovarian and endometrial cancers. This trial is being conducted in two-parts, dose escalation and dose expansion. We began enrolling ovarian cancer patients in March 2019, with updated data for the dose escalation cohort reported in December 2020 and May 2021. The primary objectives of the STRO-002 clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics and additional safety, tolerability and efficacy measures.

We initially enrolled adult patients with advanced and/or refractory ovarian cancer, for whom no suitable treatment exists. These patients are considered to have incurable disease and need repeated courses of life-prolonging and palliative treatment. The initial STRO-002 Phase 1 trial enrolled ovarian cancer patients regardless of their FolRα expression levels. These ovarian cancer patients were enrolled in a dose escalation cohort, with STRO-002 administered on day one of a 21-day cycle. Since anti-tumor activity was observed during the dose escalation portion of the Phase 1 trial, we initiated enrollment of patients in the dose expansion portion of this clinical study in January 2021 and are treating less heavily pre-treated ovarian cancer patients. Enrollment of the dose-expansion portion of the Phase 1 study is complete and the study is currently ongoing.

In May 2021, we announced updated data from the dose-escalation portion of our ongoing Phase 1 clinical trial of STRO-002 in patients with ovarian cancer.

The dose-escalation portion of the trial was fully enrolled with 39 patients in August 2020. Patients were heavily pre-treated and had a median of six prior lines of therapy, including standard of care platinum-based regimens, bevacizumab, PARP inhibitors, and checkpoint inhibitors.

The dose-escalation portion of the Phase 1 trial included 34 patients treated with clinically active dose levels, 2.9 mg/kg or higher, of which 31 patients had post-baseline scans and were evaluable for RECIST response. At the data cutoff of April 23, 2021, results out of 31 evaluable patients included:

•
10 patients (32%) met RECIST criteria for response, of which, one patient achieved a complete response and nine patients achieved a partial response (four confirmed partial responses and five unconfirmed partial responses).
•
For the five confirmed responders (1 complete response, or CR, and 4 confirmed partial responses, or cPRs), the median duration of response, or DOR, was 5.8 months (95% CI: 2.0, not evaluable).
•
Median study follow-up was 8.4 months and median progression-free survival (PFS) was 7.2 months (95% CI: 4.5, 10.8).
•
86% of treatment-emergent adverse events, or TEAEs, were Grade 1 or 2. The most common Grade 3 and 4 AEs were neutropenia (64%), arthralgia (13%), fatigue (10%), neuropathy (8%), and abdominal pain (8%), all of which were managed with standard medical treatment, dose reductions, or dose delays.
•
Dose limiting toxicities, or DLTs, were observed at higher dose levels in two patients – at 6.0 mg/kg (Grade 2 neuropathy/Grade 3 arthralgia) and at 6.4 mg/kg (Grade 3 bone pain).

Based on the results of the dose escalation portion of the Phase 1 trial discussed above, we identified dose levels of 4.3 and 5.2 mg/kg to study in the dose-expansion portion of the Phase 1 trial. For the dose-expansion portion, we dosed the first patient in January 2021 and are treating less heavily pre-treated ovarian cancer patients. We reported initial dose-expansion data in January 2022.

The dose-expansion cohort for ovarian cancer enrolled 44 patients, who had experienced up to three prior lines of therapy. As of the interim data cutoff date of November 8, 2021, 43 patients had been randomized into dose levels starting at 4.3 mg/kg and 5.2 mg/kg, and one patient had not yet been dosed. 81% of the patients were platinum-resistant, and 63% and 65% of the patients had been treated previously with bevacizumab and PARP inhibitors, respectively. Of the 43 patients, 33 had at least one post-baseline scan, and therefore were evaluable for RECIST v1.1 responses. As of the interim data cutoff date, the Best Overall Response for evaluable patients were as follows (N=33):

•
Seven patients had achieved partial responses, or PR, which were confirmed with at least two post-baseline scans.
•
Five patients had unconfirmed partial responses, or PRus, based on having received only one post-baseline scan as of the interim data cutoff date. Their next scheduled scan, subsequent to the interim data cutoff date, revealed the following: Four PRs were confirmed and one patient was in stable disease, or SD.

21

•
An Objective Response Rate, or ORR, of 33% (11 confirmed PRs out of 33 patients) was demonstrated in all evaluable patients, unenriched for FolRα-expression levels at both dose levels.
•
14 total patients experienced SD and 8 patients had progressive disease, or PD.

Dose response was observed, with an ORR of 47% (8 PRs out of 17 patients) for patients who started at the 5.2 mg/kg dose level, unenriched for biomarker status.

Higher FolRα expression levels calculated using tumor proportion scores, or TPS, correlated with higher response rates. We have identified TPS as a potentially appropriate scoring algorithm for STRO-002 with respect to the biomarker enrichment strategy. Based on an exploratory cut-off of TPS > 25%, we observed a 40% ORR (10 PRs out of 25 patients) irrespective of initial dose. TPS <=25% demonstrated a 13% ORR. In a limited number of patients with TPS > 25% and who were treated with an initial dose of 5.2 mg/kg, we further observed a 53.8% ORR (7 PRs out of 13 patients). Based on the population statistics in our Phase 1 trial, an enrichment approach of TPS > 25% FolRα expression may enable treatment of about 70% of the advanced ovarian cancer patient population.

Safety signals from the 43 safety evaluable patients, at the 5.2 mg/kg and 4.3 mg/kg starting dose levels, were consistent with data from the dose-escalation cohort, including:

•
No qualitatively new safety signals were observed in the dose-expansion cohort, including the absence of keratopathy.
•
85.5% TEAEs were Grade 1-2.
•
Neutropenia was the leading TEAE, resulting in treatment delay or dose reduction. The majority of the cases of neutropenia were generally asymptomatic and resolved with a one-week dose delay or, in other cases, with standard medical treatment, including the use of G-CSF.
•
There were limited observed cases of febrile neutropenia, including one Grade 5 event at the 5.2 mg/kg starting dose level and one Grade 3 event at the 4.3 mg/kg starting dose level. The trial protocol was subsequently updated to require dose reduction for Grade 4 neutropenia.

Data from the STRO-002 dose-expansion cohort are expected to provide further information to inform regulatory discussions and a global registration strategy.

Additionally, a Phase 1 trial to assess the combination of STRO-002 and bevacizumab for treatment of ovarian cancer was opened for enrollment in December 2021. We expect to present initial results from this study in the first half of 2023. Moreover, an expansion cohort for FolRα-selected endometrial cancer began enrolling patients in the fourth quarter of 2021. We expect to present initial results from this study in the first half of 2023. Finally, we plan to initiate a pilot study to assess STRO-002 for the treatment of NSCLC and other non-gynecologic cancers in the second half of 2022.

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

We are also actively researching to identify new ADCs to add to our pipeline. We have multiple ADC discovery programs ongoing using our XpressCF+®™ platform. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. We have also expanded our ADC technology platform to include iADCs. Our XpressCF+®™ platform has enabled a groundbreaking technology to engineer homogeneous, dually conjugated immunostimulant and cytotoxic warheads on a single ADC molecule. Our novel iADC design is intended to deliver two different drugs directly to the tumor, and not only kill tumor cells but also locally prime an immune response to the patient’s particular tumor cells. We believe that our iADC approach creates a new therapeutic opportunity by combining the best features of an ADC with the biology of a personalized vaccine.

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

Under the 2018 Merck Agreement, we received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to our technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage us to continue these activities for a third program upon the payment of an additional amount. The option to expand activities to a third program expired in January 2021. In December 2021, Merck did not extend the research term for the second research program of the collaboration and that research program reverted to us. The first program of the collaboration is focused on two distinct cytokine derivative molecules for the treatment of cancer.

In March 2020, Merck exercised its option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which, pursuant to the terms of the 2018 Merck Agreement, triggered a payment of $5.0 million to us. In the second quarter of 2021, we earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration. In September 2021, Merck agreed to extend the research term of this program for an additional two years to facilitate completion of preclinical research and development activities for a second candidate molecule in the program, which has a novel design and approach. In connection with the extension, we received an initial $2.5 million payment and are eligible for additional payments of up to $7.5 million.

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

We are also eligible to receive aggregate contingent payments of up to approximately $0.5 billion for the target program selected by Merck, assuming the development and sale of the related therapeutic candidates and all possible indications identified under the collaboration. If one or more products from the target program is developed for non-oncology or a single indication, we will be eligible for reduced aggregate milestone payments. In addition, we are eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

Merck may terminate the 2018 Merck Agreement at any time with 60 days’ prior written notice. Either we or Merck has the right to terminate the 2018 Merck Agreement based on the other party’s uncured material breach or bankruptcy.

BMS Collaboration

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary of BMS. In connection with such acquisition, BMS assumed the rights and obligations of the 2014 Celgene Agreement, 2017 Celgene Agreement and 2018 Celgene Master Services Agreement. Throughout this Annual Report, we refer to Celgene as BMS and our agreements with Celgene as the BMS Agreement and the 2018 BMS Master Services Agreement.

In September 2014, we signed a Collaboration and License Agreement with BMS to discover and develop bispecific antibodies and/or “ADCs”, focused primarily on the field of immuno-oncology, using our proprietary integrated cell-free protein synthesis platform, XpressCF®. In August 2017, we entered into an amended and restated collaboration and license agreement with BMS to refocus the collaboration on four programs that were advancing through preclinical development, including an ADC program targeting B cell maturation antigen, or the BCMA ADC.

Upon signing the BMS Agreement in 2014, we received an upfront, nonrefundable payment totaling $83.1 million.

In March 2015, we received a $15.0 million contingent payment from BMS that provided BMS a right to access certain of our technology for use in conjunction with certain BMS intellectual property. In June 2016, we received a $25.0 million milestone upon completion of certain preclinical activities. Additionally, in June 2016, we earned a $10.0 million substantive milestone for certain manufacturing accomplishments.

In August 2017, we received an option fee payment of $12.5 million from BMS. In each of October 2017 and December 2018, we received a $10.0 million milestone for certain manufacturing accomplishments.

In 2019, BMS initiated the Phase 1 clinical trial for CC-99712, a BCMA ADC which was discovered and is being manufactured by us. In the second half of 2021, BMS expanded their Phase 1 trial to include combination treatment with a gamma secretase inhibitor. BMS has worldwide development and commercialization rights with respect to CC-99712. We will continue to be responsible for clinical supply manufacturing and certain development services for the BCMA ADC and are eligible to receive from BMS aggregate development and regulatory contingent payments of up to $275.0 million, if approved in multiple indications, and tiered royalties ranging from mid to high single digit percentages on worldwide sales of any resulting commercial products.

In March 2018, we entered into a Master Development and Clinical Manufacturing Services Agreement, or the 2018 BMS Master Services Agreement, with BMS, wherein BMS requested us to provide development, manufacturing and supply chain management services, including clinical product supply. The consideration for the services is based on an agreed-upon level of FTE personnel effort and related reimbursement rate in addition to agreed-upon pricing for clinical product supply for use in Phase 1 clinical trials.

BMS may terminate the BMS Agreement at any time with 120 days’ prior written notice. Either we or BMS has the right to terminate the BMS Agreement based on the other party’s uncured material breach, challenge of the validity and enforceability of intellectual property, or bankruptcy.

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

We are eligible to receive up to $52.5 million for M1231 under the MDA Agreement, primarily from pre-commercial contingent payments, of which we have earned and received a $1.5 million payment, a $1.0 million payment, and a $2.0 million payment in 2019, 2020 and 2021, respectively. In addition, we are eligible to receive tiered royalties ranging from low-to-mid single digit percentages, along with certain additional one-time royalties, on worldwide sales of any commercial products that may result from the MDA Agreement. The MDA Agreement term expires on a product-by-product and country-by-country basis. Upon expiration, EMD Serono will have a fully paid-up, royalty-free, perpetual, and irrevocable non-exclusive license, with the right to grant sublicenses, under certain of our intellectual property rights. EMD Serono may terminate the MDA Agreement at any time with 90 days’ prior written notice or upon the inability of us to provide EMD Serono access to a specified number of cancer drug targets. Either we or EMD Serono has the right to terminate the MDA Agreement based on the other party’s uncured material breach or bankruptcy.

Stanford License

In October 2007, we entered into an Amended and Restated Exclusive Agreement, or the Stanford License, with the Board of Trustees of the Leland Stanford Junior University (Stanford), that grants us an exclusive license, with the right to sublicense, under the patent rights owned by Stanford covering certain technology rights related to our XpressCF®™ expression system.

We were required to make milestone payments to Stanford of approximately $930,000 on the accomplishment of certain development and regulatory milestones, which total amount has been paid as of December 31, 2021. No additional milestone payments are due under the Stanford License. Additionally, we owe Stanford annual license maintenance fees of $75,000, which may be creditable against earned royalties in such year and are required to reimburse Stanford for ongoing patent-related costs. We are also required to pay to Stanford low single digit royalties on net sales and to share any sublicensing income received related to the licensed technology. We may terminate the agreement at any time upon 30 days’ written notice.

Vaxcyte (formerly known as SutroVax) Relationship

In 2013, we and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for Vaxcyte, Inc., or Vaxcyte, with which we have a license agreement and a supply agreement. Under the license agreement, Vaxcyte has the right to use the XpressCF® and XpressCF+®™ platforms to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. The lead program for Vaxcyte is a broad-spectrum pneumococcal conjugate vaccine. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF® and other materials to Vaxcyte. Vaxcyte has announced that the IND for its first clinical product, VAX-24, a 24-valent pneumococcal conjugate vaccine, was cleared by the FDA in January 2022 and announced in February 2022 that the first participants had been dosed in a Phase 1/2 clinical study.

In May 2018, we entered into a Supply Agreement with Vaxcyte, wherein Vaxcyte engaged us to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus arrangement.

We hold 1.6 million shares of common stock of Vaxcyte and are eligible for four percent royalties on worldwide net sales of any vaccine candidates for human health use under the license agreement. Also, we retain the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

Vaxcyte has the right to terminate the Vaxcyte license agreement for convenience upon prior written notice. Either party may terminate for the other party’s material uncured breach.

Tasly Relationship

In December 2021, we entered into the Tasly License Agreement with Tasly to grant an exclusive license to develop and commercialize STRO-002 in Greater China. Tasly will pursue the clinical development, regulatory approval, and commercialization of STRO-002 in multiple indications, including ovarian cancer, non-small cell lung cancer, triple-negative breast cancer, and other indications in Greater China. We retained development and commercial rights of STRO-002 globally outside of Greater China, including the United States.

Under the Tasly License Agreement, Tasly is obligated to make an initial payment to us of $40.0 million, with additional potential payments totaling up to $345.0 million related to development, regulatory and commercialization contingent payments and milestones. We will provide STRO-002 to Tasly under appropriate clinical and commercial supply service agreements. Upon commercialization, we will receive tiered royalties, ranging from low- to mid-teen percentages based on annual net sales of STRO-002 in Greater China for at least ten years following the first commercial sale of STRO-002 in Greater China. In February 2022, Tasly indicated that it would like to discuss and renegotiate the terms of the Tasly License Agreement. Based on the currently ongoing discussions, we believe substantial uncertainty exists as to whether Tasly will timely deliver the initial payment of $40.0 million to us in accordance with the terms of the Tasly License Agreement. We believe that we have performed all our material obligations under the Tasly License Agreement and are considering all remedies available under the Tasly License Agreement. Of note, no new or updated clinical data has been shared by us with Tasly subsequent to our STRO-002 initial dose-expansion data release in January 2022.

Tasly has the right to terminate the Tasly License Agreement for convenience or other reasons specified in the Tasly License Agreement, upon prior written notice.

BioNova Relationship

In October 2021, we entered into the BioNova Option Agreement to confer BioNova the right to obtain exclusive rights to develop and commercialize STRO-001 in Greater China. BioNova will pursue the clinical development, regulatory approval, and commercialization of STRO-001 in multiple indications, including NHL, multiple myeloma, and leukemia in the licensed territory. We retain development and commercial rights of STRO-001 globally outside of Greater China, including the United States.

Under the BioNova Option Agreement, BioNova paid the Company an initial licensing option payment of $4.0 million, with potential payments totaling up to $200.0 million related to option exercise, development, regulatory, and commercial milestones. We will provide STRO-001 to BioNova under appropriate clinical and commercial supply service agreements. Upon commercialization, we will receive tiered royalties ranging from low- to mid-teen percentages based on annual net sales of STRO-001 in Greater China for at least ten years following the first commercial sale of STRO-001 in Greater China.

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

Drug Substance and Drug Product

Our process development and manufacturing strategies are tailored to rapidly advance our product candidates, including the use of a supply chain of established CMOs to ensure successful execution. The production of antibodies will be done by either us or CMOs, depending on our internal cGMP production capacity. The production of all other necessary elements for the manufacture of our ADC product candidates, and the final manufacture of the ADC drug product, will be handled entirely by CMOs. Our XpressCF+®™ platform has been successfully used for manufacturing several antibodies containing non-natural amino acids and requires minimal process optimization to support early clinical phase manufacturing. We utilize industry established production steps for the purification of our antibodies. The CMOs we have selected have strong track records in cGMP manufacturing with expertise in clinical or commercial drug manufacturing for the cytotoxic agent, conjugation and fill-finish of therapeutic biologics. All activities from cell-free extract production to formulated drug product are performed to maintain aggressive timelines and minimize delays.

Competition

The biotechnology and biopharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary XpressCF® platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS, GlaxoSmithKline PLC, Merck, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A and companies focused on ADCs, such as Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Mersana Therapeutics, Inc., or Mersana, Seagen, Inc., Genentech, Inc., or Genentech, Gilead Sciences, Inc., or Gilead, and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from monoclonal antibodies, such as Genentech’s Herceptin; to ADCs, such as Genentech’s Kadcyla; to immune checkpoint inhibitors, such as BMS’s Opdivo; to T cell-engager immunotherapies, such as Amgen, Inc.’s Blincyto; and to CAR-T cell therapies, such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell-based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation, corticosteroids, immunotherapy and targeted therapy. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical, manufacturing, marketing, sales, supply and human resources or experience than we have. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates.

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

Interim reimbursement levels for new drugs or therapeutic biologics, if applicable, may also be insufficient to cover a drug company’s costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the United States. Further, no uniform policy for coverage and reimbursement exists in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval processes apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our XpressCF® platform technology, platform and product candidates. Our patent portfolio as of December 31, 2021 contained 22 U.S. issued patents and 186 patents issued in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore, and 33 U.S. pending applications, as well as 83 patent applications pending in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore owned solely by us. These patents and patent applications include claims relating to:

•
bacterial strains, and extracts prepared therefrom, comprising an engineered Release Factor 1 protein, which facilitates incorporation of non-natural amino acids into proteins;
•
bacterial strains, and extracts prepared therefrom, comprising combinations of chaperone proteins, which facilitate expression of complex eukaryotic proteins in bacterial extracts;
•
bacterial strains having an oxidative cytoplasm;
•
non-natural amino acid tRNA synthetases;
•
antibodies with engineered CH2 domains;
•
antibodies with site-specific glutamine tags;
•
PEGylated linkers for conjugation;
•
antibodies and antibody fragments containing one or more non-natural amino acids at defined positions in their amino acid sequences;
•
antibodies targeting receptors of interest, including CD74, FolRα, BCMA, and EpCAM, and methods of treating therewith;
•
ADCs targeting receptors of interest, including CD74, FolRα and BCMA, and methods of treating therewith;
•
combination therapies with anti-Folα ADCs, and methods of treating therewith;
•
iADCs, and TLR7 and TLR7/8 agonists, and methods of treating therewith;

29

•
hemiasterlin, both as a cytotoxin and as a linker-warhead, which is used in our STRO-002 product candidate; and
•
para-azidomethylphenylalanine, or pAMF, and proteins comprising pAMF, our workhorse non-natural amino acid which is primarily used when we conjugate molecules to proteins produced with our XpressCF+®TM platform.

Our issued patents, and any patents that may issue from our pending patent applications, in our solely owned patent portfolio are expected to expire between January 2030 and December 2042, absent any patent term adjustments or extensions.

In addition, we have exclusively licensed the following patent portfolio from Stanford: 11 U.S. issued patents and 35 patents issued in ex-U.S. jurisdictions, including Europe, China, Canada, India, Australia, South Korea, Eurasia and Singapore. This patent portfolio includes claims relating to methods related to in vitro protein synthesis that we use in our XpressCF® platform when discovering, developing and manufacturing our product candidates.

Remaining patents in our patent portfolio licensed from Stanford are expected to expire between August 2023 and January 2028, absent any patent term adjustments or extensions.

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

The following table describes the material patents and patent applications owned or licensed by us.

Patent Relevance	Ownership	Type of Patent Protection	Expiration or Anticipated Expiration (absent patent term extension or adjustment)	Pending Jurisdictions	Issued Jurisdictions
XpressCF® platform	In licensed from Stanford	Utility	2023	None	US, AU, CA, EP, JP
XpressCF® platform	Owned by Sutro	Utility	2033	US, CA, JP	US, AU, CN, EP, IL, IN, JP, KR, SG
XpressCF® platform	Owned by Sutro	Utility	2034	US, CA, EP, HK, IN, SG	US, AU, CN, IL, JP, KR
XpressCF® platform	Owned by Sutro	Utility	2034	None	US, EP
XpressCF® platform	Owned by Sutro	Utility	2035	EP	US
XpressCF® platform	Owned by Sutro	Utility	2041	US, TW, PCT	None
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, EP, IN	US, AU, CN, EP, HK, IL, JP, KR, SG
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, EP	US, AU, EP, CN, HK, IL, IN, JP, KR, SG
STRO-001	Owned by Sutro	Utility	2035	US, EP	US, EP
STRO-001	Owned by Sutro	Utility	2037	US, EP, HK	None
STRO-001	Owned by Sutro	Utility	2037	AU, BR, CA, CN, IN, IL, JP, KR, MX, NZ, RU, SG, ZA	None
STRO-001	Owned by Sutro	Utility	2038	US, EP	None
STRO-002	Owned by Sutro	Utility	2037	US, EP	None
STRO-002	Owned by Sutro	Utility	2038	US, AU, BR, CA, CN, EP, HK, IL, IN, JP, KR, MX, NZ, RU, SG, ZA	US
STRO-002	Owned by Sutro	Utility	2036	US, BR, CA, CN, EP, IL, IN, KR	US, AU, JP, SG
STRO-002	Owned by Sutro	Utility	2039	US, EP, JP	None
STRO-002	Owned by Sutro	Provisional	2042	US	None
STRO-002	Owned by Sutro	Provisional	2042	US	None

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in the European Union and in additional countries where we believe such foreign filing is likely to be beneficial, including but not limited to any or all of Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea and Taiwan.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2030 to 2038, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2042, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. We have filed for trademark protection of the Sutro Biopharma marks, the XpressCF® mark and the XpressCF+®TM mark with the USPTO. Additionally, we filed for trademark protection of the ProteinSARTM mark, XpressPDFTM mark, XpressRNAPTM mark, XpressRSTM mark, XpresstRNATM mark and XtractCF® mark with the USPTO. XpressCF® refers to our cell-free protein synthesis technology as a whole, and XpressCF+®TM refers specifically to cell-free protein synthesis incorporating one or more non-natural amino acids. The Sutro Biopharma marks were registered by the USPTO in 2014 and 2018, the XpressCF® mark was registered by the USPTO in 2017, and XpressCF+®TM mark was registered by the USPTO in 2017.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $3,115,000 for Fiscal Year 2022. The applicant under an approved BLA is also subject to an annual program fee, currently exceeding $369,000 per prescription drug product for Fiscal Year 2022. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track biologic concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits, such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted, except a product with a new active ingredient that is molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer.

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

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $374,000 for most PMAs for Fiscal Year 2022. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results between multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services, or CMS, has issued a final rule that requires manufacturers of prescription drugs to collect and report information on certain payments or transfers of value to physicians, physician assistants, certain types of advanced practice nurses and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reports must be submitted on an annual basis and the reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

Human Capital Resources

As of December 31, 2021, we had 224 full-time employees and 15 full-time contract employees. Of these employees, 56 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in April 2003 under the name Fundamental Applied Biology, Inc. We subsequently changed our name to Sutro Biopharma, Inc. Our principal executive offices are located at 111 Oyster Point Boulevard, South San Francisco, California 94080, and our telephone number is (650) 881-6500. Our website address is www.sutrobio.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this report.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of December 31, 2021, had an accumulated deficit of $333.4 million. For the years ended December 31, 2021 and December 31, 2020, our net loss was $105.5 million and $32.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The net loss for the year ended December 31, 2021 included the impact of the non-operating, unrealized loss of $4.5 million related to our holdings of Vaxcyte common stock. The net loss for the year ended December 31, 2020 included the impact of the non-operating, unrealized gain of $41.5 million related to our holdings of Vaxcyte common stock. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The COVID-19 pandemic is having and may continue to have an impact on our business, which has caused us to spend significant effort in sourcing alternatives and otherwise modifying our activities.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities in whole or in part for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. In response to the spread of COVID-19, we initially modified operations in our executive offices with our administrative employees primarily continuing their work outside of those offices, restricted on-site research, development and manufacturing staff to only those required to execute their job responsibilities on-site for prioritized activities, limited the number and proximity of staff in any given laboratory or in our manufacturing facility (except as necessary for particular activities), and implemented multiple work place safety, social distancing and disinfection protocols.

Following the guidance of the CDC, OSHA, and applicable state regulations and orders, we have relaxed these safeguards and largely have returned to on-site work. We continue to closely monitor the state of the ongoing pandemic and the guidance provided by applicable governmental authorities and will modify our policies accordingly. To the extent that any governmental authority imposes additional regulatory requirements or changes existing laws, regulations, and policies that apply to our business and operations, such as additional workplace safety measures, our product development plans may be delayed, and we may incur further costs in bringing our business and operations into compliance with changing or new laws, regulations, and policies.

In addition, the COVID-19 pandemic has resulted in a significant percentage of our employees working remotely from time to time which has amplified certain risks to our business. For example, the increase in remote work has increased demand on our information technology resources and systems, increased phishing and other malicious activity as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, which has led to an increase in the number of points of potential exposure, such as laptops and mobile devices, that need to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. Additionally, we have incurred increased costs as a result of COVID-19, including increased expenses to implement additional measures to ensure the health and safety of our workforce, such as reimbursing for periodic COVID-19 testing and providing face masks.

We continue to experience the impact of the COVID-19 pandemic on our business, including increased costs and delays in the availability of materials routinely used in biologic therapeutic development and manufacturing, which may cause delays in our research, development and/or manufacturing activities, but overall patient enrollment and treatment remains on track. Most notably, certain consumables used in our development and manufacturing processes have been allocated, based on the Defense Priorities and Allocations System, or DPAS, rules currently in effect, first to production of COVID-19 therapeutic and prophylactic products and then next to production of approved products, with production of products under clinical investigation taking last priority. For example, we have not been able to procure certain filters used for GMP manufacture of our and our partners’ product candidates in the time frame we were expecting, placing the timeline for manufacture of such product candidates at risk. Further, routine materials such as disposable bags, filters, and chromatography resins have become limited in supply and placed the timeline for development of the process to manufacture another one of our partners’ projects at risk. We are attempting to mitigate these risks by ordering sufficient materials to provide a safety stock in reserve and by sourcing some of these materials from our partners’ safety stock. We are also exploring developing new manufacturing processes to replace certain materials subject to reallocation under DPAS with equivalent materials that are not subject to reallocation. If these efforts are unsuccessful, or consumable shortages become more pronounced as the pandemic continues, we may experience delays in discovery, development and/or manufacture of our or our partners’ products, which could delay our clinical and non-clinical programs. As such, these impacts and any potential future impacts from the COVID-19 pandemic may adversely affect our or our partners’ research, development and/or manufacturing activities, which could negatively impact our business, financial condition, and operations.

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
•
interruption or delays in the operations of the U.S. Food and Drug Administration, or FDA, and comparable foreign regulatory agencies, which may impact approval timelines;
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

While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the COVID-19 pandemic has resulted in, and may continue to result in, extreme volatility and disruptions in the capital and credit markets, potentially reducing our ability to raise additional capital through equity, equity-linked or debt financings on acceptable terms, or at all, which could negatively impact our short-term and long-term liquidity and our ability to operate in accordance with our operating plan, or at all.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change. The COVID-19 pandemic continues to evolve. The extent to which the pandemic may impact our business, clinical trials, research activities, preclinical studies and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the frequency of viral mutations and severity of the variants, the duration of the pandemic, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While we do not yet know the full extent of current or future impacts on our business, any of these occurrences could significantly harm our business, financial condition, results of operations and prospects.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of December 31, 2021, we had $229.5 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

45

•
the costs involved in prosecuting, defending and enforcing patent and other intellectual property claims;
•
the costs of manufacturing our product candidates and those of our collaborators using our proprietary XpressCF® and XpressCF+®TM platforms;
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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. Subject to limited exceptions, our Loan and Security Agreement with Oxford and SVB prohibits us from incurring indebtedness without the prior written consent of Oxford and SVB. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our current debt financing involves, and future debt financings, if available, are likely to involve, restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our product candidates, STRO-001 is in the dose escalation phase and STRO-002 is in the dose expansion phase of their respective Phase 1 clinical trials. Also, enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for CC-99712, a BCMA ADC candidate resulting from our BMS collaboration; and a Phase 1 clinical trial was initiated in the first quarter of 2021 for M1231, a MUC1-EGFR bispecific ADC resulting from our EMD Serono collaboration. Further, Vaxcyte’s investigational new drug application, or IND for its lead product candidate, VAX-24, a 24-valent pneumococcal conjugate vaccine, was cleared by the FDA in January 2022. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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
•
inability of us or any third-party contract manufacturer to scale up manufacturing of our product candidates and those of our collaborators to supply the needs of clinical trials and commercial sales, and to manufacture such products in conformity with regulatory requirements using our proprietary XpressCF® and XpressCF+®TM platforms;
•
delays in submitting INDs or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•
conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•
delays in enrolling patients in our clinical trials;
•
high drop-out rates of our clinical trial patients;
•
inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

47

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
•
delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; and
•
varying interpretations of our data by the FDA and similar foreign regulatory agencies.

We or our collaborators’ inability to complete development of or commercialize our product candidates or significant delays in doing so due to one or more of these factors, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+®TM platforms and, in particular, our proprietary product candidates, STRO-001 and STRO-002. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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
•
establishing successful technology transfers and collaborations to develop our product candidates with licensees, including our licensee with rights in STRO-001 and STRO-002 in Greater China;
•
obtaining and maintaining patent, trademark and trade secret protection and non-patent exclusivity for our product candidates and their components;
•
enforcing and defending our intellectual property rights and claims and avoiding or defending against intellectual property rights and claims from third parties;
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

Additionally, we have in the past and may in the future create benchmark molecules for comparative purposes. For example, we have created a benchmark folate receptor-alpha, or FolRα, targeting antibody-drug conjugate, or ADC, using conventional technology that results in a heterogeneous ADC mixture. We have compared STRO-002 to this benchmark molecule in multiple preclinical models. We believe the results of these tests help us understand how the therapeutic index of STRO-002 compares to competitors’ product candidates. However, we cannot be certain that any benchmark molecule that we create is the same as the molecule we are attempting to recreate, and the results of the tests comparing any such benchmark molecule to any other potential or current product candidate may be different than the actual results of a head-to-head test of any such other potential or current product candidate against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of our potential or current product candidates, and to understand their therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, commercial and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.

We are developing a pipeline of product candidates using our proprietary XpressCF® and XpressCF+®TM platforms. We believe that product candidates identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of precision design and rapid empirical optimization, thereby reducing the dose-limiting toxic effects associated with existing products. However, the scientific research that forms the basis of our efforts to develop product candidates based on our XpressCF® and XpressCF+®TM platforms is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our XpressCF® and XpressCF+®TM platforms is both preliminary and limited.

To date, we have tested our first clinical stage product candidates, STRO-001 and STRO-002, our partner BMS has tested CC-99712, and our partner EMD Serono has tested M1231 in a limited number of clinical trial patients. In addition, Vaxcyte’s IND for its lead product candidate, VAX-24, a 24-valent pneumococcal conjugate vaccine, was cleared by the FDA in January 2022. We may ultimately discover that our XpressCF® and XpressCF+®TM platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+®TM platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® and XpressCF+®TM platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+®TM platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval.

We presented updated data from the dose escalation portion of our STRO-001 Phase 1 trial in December 2020. As of October 30, 2020, most treatment emergent adverse events were grade 1 or 2, with the most common grade 1-2 treatment emergent adverse events, or TEAEs, of nausea, fatigue, chills, anemia, headache, dyspnea, abdominal pain, vomiting, decreased appetite and pyrexia, and no ocular or neuropathy toxicity signals have been observed. Two grade 3 and no grade 4 treatment emergent adverse events were observed, one instance each of anemia and dyspnea. Subsequent to a previously announced protocol amendment in 2019 requiring pre-treatment screening imaging for patients at risk for thromboses, no thromboembolic events have been observed.

We presented updated data from the dose escalation portion of our STRO-002 Phase 1 trial in May 2021. Based on data from the trial through April 23, 2021, STRO-002 was generally well tolerated and was mostly associated with mild adverse events. Eighty-six percent (86%) of observed adverse events were grade 1 or grade 2. The most common Grade 3 and 4 TEAEs were reversible neutropenia (64%). Grade 3 arthralgia (13%), fatigue (10%), and neuropathy (8%) were observed and managed with standard medical treatment, including dose reductions or delays.

We released initial results of the dose-expansion portion of our STRO-002 Phase 1 trial in January 2022. Based on data from the trial through November 8, 2021, safety signals were generally consistent with data from the dose-escalation cohort. No new safety signals were observed in the dose-expansion cohort, including the absence of keratopathy, and 85.5% of TEAEs were Grade 1-2. Neutropenia was the leading TEAE, resulting in treatment delay or dose reduction. The majority of the cases of neutropenia were generally asymptomatic and resolved with a one-week dose delay or, in other cases, with standard medical treatment, including the use of granulocyte colony stimulating factor, or G-CSF, a type of growth factor. There were limited observed cases of febrile neutropenia, including one Grade 5 event at the 5.2 mg/kg starting dose level and one Grade 3 event at the 4.3 mg/kg starting dose level. The trial protocol was subsequently updated to require dose reduction for Grade 4 neutropenia.

If product candidates based on our XpressCF® and XpressCF+®TM platforms are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC development and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our XpressCF® ADC product candidates contain cleavable or non-cleavable linker-warhead combinations or novel warheads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF® platform prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While certain relevant members of our company have significant clinical experience, we in general have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost, competition in the therapeutic area(s) we have received or may receive approval for, and whether it will otherwise be accepted in the market. Historically, there have been concerns regarding the safety and efficacy of ADCs, and an ADC drug was voluntarily withdrawn from the market for an extended period of time. These historical concerns may negatively impact the perception market participants have on ADCs, including our product candidates. Additionally, the product candidates that we are developing are based on our proprietary XpressCF® and XpressCF+®TM platforms, which are new technologies. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an ADC product, or a product or treatment based on our novel cell-free production technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on, among other factors:

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

52

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

Since 2014, we have entered into collaborations with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, or BMS, Merck KGaA, Darmstadt Germany (operating in the United States under the name “EMD Serono”, the biopharmaceutical business of Merck KGaA, Darmstadt, Germany in the US), BioNova Pharmaceuticals Limited, or BioNova, and Tasly Biopharmaceuticals Co., Ltd, or Tasly, to develop and commercialize certain cancer and other therapeutics. Our XpressCF® and XpressCF+®TM platforms have also supported a spin-out company, Vaxcyte Inc., focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

53

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

We have initiated technology transfers to enable large scale manufacture of extract and the reagents necessary to manufacture our products using our XpressCF® platform. These large scale technology transfers may fail or be delayed, resulting in impacts to our development timelines and the costs associated with manufacturing our development products.

Our existing collaborations with Merck, BMS, EMD Serono, Vaxcyte, BioNova and Tasly are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, fail to fulfill their contract obligations, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene, now BMS, was advancing four preclinical collaboration programs, one of which is CC-99712, an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. BMS has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA cleared the IND application, and a Phase 1 clinical trial has commenced enrolling patients. However, in 2019, Celgene, now BMS, decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program and subsequently allowed the ex-U.S. rights to three additional collaboration programs (BCMA-CD3, PD1-LAG3, and PD1-TIM3) to revert to us at no cost to us. EMD Serono has advanced a collaboration program, M1231, a MUC1-EGFR bispecific ADC, into a Phase 1 clinical trial in the first quarter of 2021. EMD Serono has worldwide rights to M1231 and sole discretion in the clinical development and commercialization of this product. Additionally, in September 2021, Merck extended the research term for an additional two years for one target program covering two distinct cytokine derivative molecules for the treatment of cancer, to facilitate completion of preclinical research and development activities for a second candidate molecule with a novel design and approach. In December 2021, Merck did not extend the research term for another target program of the collaboration and that program reverted to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected.

In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. For example, in February 2022, Tasly indicated to us that it would like to discuss and renegotiate the terms of the Tasly License Agreement. We are uncertain whether Tasly intends to fulfill its obligations under the terms of the Tasly License Agreement, including timely delivery of the $40.0 million upfront payment. If Tasly does not fulfill its obligations under the Tasly License Agreement, or terminates the Tasly License Agreement, we may fail to recognize the expected future revenue and may be unable to collaborate to develop STRO-002 in Greater China on similar terms, or at all.

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

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. If we or our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products, such as epidemics, pandemics or contagious diseases, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We may not be successful in our efforts to use our XpressCF® and XpressCF+®TM platforms to expand our pipeline of product candidates and develop marketable products.

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF® and XpressCF+®TM platforms. STRO-001 and STRO-002 are our most advanced clinical stage programs and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. For example, if we use a diagnostic test to determine which patients are most likely to benefit from STRO-001 for the treatment of multiple myeloma and NHL by designing our pivotal trial or trials of STRO-001 in that indication to require that clinical trial patients have elevated CD74 expression as a criterion for enrollment, then we will likely be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of STRO-001, to test for elevated CD74 expression; we may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic. Similarly, as we are developing STRO-002 for a potential indication in patients with elevated FolRα expression levels, we are likely to be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of STRO-002, to test for elevated FolRα expression. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We have entered into an agreement to develop diagnostic assays suitable for use as a companion diagnostic for STRO-002. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization. In addition, our partner BMS may be required to develop and obtain regulatory clearance for a companion diagnostic to assess BCMA expression in patients in connection with their development of CC-99712. Similarly, our partner EMD Serono may be required to develop and obtain regulatory clearance for companion diagnostics to assess MUC1 and EGFR expression in patients in connection with their development of M1231.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® platform, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS, GlaxoSmithKline PLC, Merck, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A., and companies focused on ADCs, such as Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Seagen, Inc., Genentech, Inc., or Genentech, Gilead Sciences Inc., Mersana Therapeutics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from monoclonal antibodies, such as Genentech’s Herceptin; to ADCs, such as Genentech’s Kadcyla; to immune checkpoint inhibitors, such as BMS’s Opdivo; to T cell-engager immunotherapies, such as Amgen, Inc.’s Blincyto; and to CAR-T cell therapies, such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell-based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation, corticosteroids, immunomodulating agents, and targeted therapy. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

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

We are highly dependent on the research and development, clinical development, manufacturing, and business development expertise of our management team, advisors and other specialized personnel. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and XpressCF® platform technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations.

As of December 31, 2021, we had 224 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor social media communications, there is risk that the unauthorized use of social media by our employees to communicate about our products or business, or any inadvertent disclosure of material, nonpublic information through these means, may result in violations of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact on our business, financial condition, results of operations and prospects.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information health information, and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data security incident (for example: data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, third-party vendors, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our CROs or other contractors or consultants we may utilize to mitigate network security problems, bugs, viruses, worms, phishing attempts, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We have incurred successful phishing attempts in the past, and although believe that these attempts were detected and neutralized without any compromise to our data and prior to any significant impact to our business and we have implemented additional measures to prevent such attacks, we may still be subject to similar attacks in the future. We are also aware of publicly disclosed security breaches at certain third-parties on which we rely, although we have not been informed of any resulting breach to our data. If such an event were to occur, whether to us or a third-party on which we rely, and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information. For example, the California Consumer Privacy Act of 2018, or the CCPA, imposes a private right of action for security breaches that could lead to some form of remedy including regulatory scrutiny, fines, private right of action settlements, and other consequences. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight. Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue. Further, if we are unable to generate or maintain access to essential patient samples or data for our research and development and manufacturing activities for our programs, our business could be materially adversely affected.

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

Our current operations are located in our facilities in South San Francisco and San Carlos, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, epidemic, pandemic or contagious disease, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, epidemics, pandemics or contagious diseases, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage, epidemics, pandemics or contagious disease, or other events occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the 2017 Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act may be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the 2017 Tax Act. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards to offset taxable income could be limited.

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, including revenue from licensing and collaboration agreements and other similar transactions. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards from prior taxable years to offset income that would otherwise be taxable. Our net operating loss carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the 2017 Tax Act, as modified by the CARES Act, our federal net operating losses generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act.

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Based on Section 382 studies performed for certain prior periods, it is more likely than not that we experienced an ownership change on November 20, 2019, which imposed limitations on the use of our net operating losses arising before that date. In addition, we may have experienced other ownership changes in the past and may also experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Our investment in Vaxcyte is subject to risk

As of December 31, 2021, we held Vaxcyte common stock with a fair value of $37.2 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

Risks Related to Intellectual Property

If we are not able to obtain, maintain and enforce sufficient patent and other intellectual property protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our, our licensor’s and our collaborators’ ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We, our licensors and collaborators may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we, our licensors and collaborators may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we, our licensors and collaborators will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is also possible that we, our licensors, and our collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. Also, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we, our licensors or collaborators were the first to make the inventions claimed in our patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such patents rights may otherwise become invalid. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

In addition, our in-licensed patents may be subject to a reservation of rights by the licensor, its affiliates and one or more third parties. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. The government can also exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

We, our licensors or collaborators, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. For example, one of our European patents related to technology auxiliary to our XpressCF® platform was involved in an opposition proceeding at the European Patent Office, or EPO, and was revoked by the EPO in 2021. This will prevent us from asserting this patent against our competitors practicing otherwise infringing methods in relevant European countries where this patent has been granted. There are many issued and pending patents that might claim aspects of our product candidates and modifications that we may need to apply to our product candidates. There are also many issued patents that claim antibodies, portions of antibodies, cytokines, half-life extending polymers, linkers, cytotoxins, or other warheads that may be relevant for the products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be delayed or may not be able to market products or perform research and development or other activities covered by these patents which could have a material and adverse effect on our business, financial condition, results of operations and prospects. We are obligated under certain of our license and collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by use. For example, we are obligated under the Stanford Agreement to indemnify and hold harmless Stanford for damages arising from intellectual property infringement by us resulting from exercise of the license from Stanford. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights.

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
•
the extent to which our product candidates, technologies and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
the sublicensing of patent and other rights under our collaborative development relationships;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

76

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations and prospects could be materially harmed.

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

We commenced a Phase 1 clinical trial of STRO-001, an ADC directed against CD74, for certain cancers in April 2018 and commenced a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019. Additionally, in the fourth quarter of 2021, we initiated a new cohort of the Phase 1 dose-expansion study of STRO-002 for endometrial cancer and a STRO-002 study in combination with bevacizumab. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission with the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

79

•
recruiting suitable patients to participate in a clinical trial;
•
developing and validating any companion diagnostic that would be used in a clinical trial;
•
developing and validating an appropriate scoring algorithm to support a biomarker enrichment strategy for certain of our product candidates;
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

Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or on the labeling or other restrictions. In addition, the FDA has the authority to require a risk evaluation and mitigation strategy, or REMS, as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

There have been legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA, including measures taken during the former presidential administration. By way of example, the Tax Cuts and Jobs Act, or the TCJA, was enacted, effective January 1, 2019, and included, among other things, a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A joint select committee on deficit reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022, before increasing to the full 2% reduction. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Litigation was initiated with regard to this final rule, and the Biden Administration has defended the final rule. The litigation is ongoing.

Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.
On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to (1) give Medicare authority to directly negotiate drug prices with manufacturers, (2) authorize HHS to negotiate Medicaid supplemental rebates on behalf of states, (3) allow employer-based, ACA marketplace and commercial health insurance plans to access Medicare negotiated drug prices, (4) place a cap on out-of-pocket costs for Medicare Part D beneficiaries and redistribute a higher proportion of drug costs to Part D and manufacturers, (5) mandate purchase of the least costly-alternative and to institute value-based or outcomes-based pricing arrangements, (6) disincentivize drug price increases, (8) facilitate approval and prescription of biosimilar and generic drugs, (9) increase drug pricing transparency, (10) prohibit certain types of rebates to pharmacy benefit managers, and (11) develop drug pricing models by tying price to outcomes. Similar proposals, including the plans to give Medicare authority to negotiate drug prices and cap out-of-pocket costs, have been included in legislation currently being debated by Congress.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

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

86

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
•
the federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advanced practice nurses, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;
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
•
exclusion of company products from coverage under federal health care programs; and
•
exclusion from eligibility for the award of government contracts for our products.

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

Our failure to comply with privacy and data security laws, regulations and standards may cause our business to be materially adversely affected.

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. Personal privacy and data security have become significant issues in the United States, Europe and in many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical development regarding the patients enrolled in our clinical trials. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity and could harm our ability to initiate and complete clinical trials. We cannot provide assurance that current or future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal data (as necessary); either of these circumstances may prevent us from undertaking or publishing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

In the United States, there are numerous federal and state consumer, privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including health information privacy laws, security breach notification laws, and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving.

Federal law obligations may include HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services involving creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by Health and Human Services Administration (HHS), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Notably, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA.

Even when HIPAA does not apply, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The Federal Trade Commission (FTC) expects a company’s data security measures to be reasonable and appropriate considering the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC may also take action against companies for unfair acts or practices for failing to keep promises made in public statements, such as privacy policies. We make public statements about our use and disclosure of personal data through our privacy policy, information described on our website and in press statements. Although we endeavor to ensure that our public statements are complete and accurate, any failure (real or perceived) by us to comply with our privacy commitments could be considered an “unfair and deceptive” act by the FTC resulting in an FTC consent decree that may include fines and sustained government-mandated audits for a period of 20 years. A violation of an FTC privacy or data security consent decree can also subject the responding company to very high monetary penalties, as evidenced by the FTC obtaining $5 billion in negotiated monetary relief against Facebook for violation of a consent decree. State attorneys general may enforce comparable state law statutes covering unfair and deceptive practices with similar resulting consequences.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or the CPRA, expands upon the CCPA and was passed in the recent election on November 3, 2020. The CCPA created individual privacy rights and places increased privacy and security obligations on entities handling personal information. The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts; future actions by this new agency could significantly impact our business activities and require substantial compliance costs that adversely affect our business, operating results, prospects and financial condition.

Other states have followed California’s lead. The Virginia Consumer Data Protection Act, or VCDPA, which will go into effect in 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. Colorado has also adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023. As of January 2022, fourteen states have pending consumer privacy legislation under review, which if enacted would add additional costs and expense of resources to maintain compliance.

Internationally, many jurisdictions in which we operate have established their own data security and privacy legal framework with which we or our customers must comply. For example, the EU’s General Data Protection Regulation, or GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal information, including, for example, requirements to establish a legal basis for processing, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, requirements to implement safeguards to protect the security and confidentiality of personal information that requires the adoption of administrative, physical and technical safeguards, shortened timelines for data breach notifications to appropriate data protection authorities or data subjects, limitations on retention and secondary use of information, increased requirements pertaining to health data and additional requirements that we impose certain contractual obligations on third-party processors in connection with the processing of the personal information. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal information, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal information. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal information relates, the transfer of personal information out of the European Economic Area, security breach notifications and the security and confidentiality of personal information. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater, and other administrative penalties. Additionally, the United Kingdom, or UK, implemented the Data Protection Act effective in May 2018 and statutorily amended in 2019, that substantially implements the GDPR and contains provisions, including UK-specific derogations, for how GDPR is applied in the UK. From the beginning of 2021 (when the transitional period following Brexit expired), we have continued to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services, reduce overall demand for them. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

The GDPR, as well as law in the United Kingdom and Switzerland, also prohibits the international transfer of personal data from the EEA/UK/Switzerland to countries outside of those jurisdictions unless made to a country deemed to have adequate data privacy laws by the European Commission or where a data transfer mechanism has been put in place. We rely on a mixture of mechanisms to transfer personal data to countries outside of the EEA, Switzerland, and the United Kingdom, including to the United States and therefore are continuing to evaluate the guidance and mechanisms required to establish adequate safeguards for personal data. Until recently, one such data transfer mechanism was the EU-US Privacy Shield. However, in July 2020 the Court of Justice of the European Union (CJEU), declared the Privacy Shield to be invalid. The CJEU upheld the validity of the standard contractual clauses (SCCs) as a legal mechanism to transfer personal data but companies relying on SCCs will—continually subject to guidance from regulators in the EEA—need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals.

In turn, the findings of the CJEU will have significant implications for cross-border data flows. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses (SCCs) to apply to international data transfers outside of the EEA. We will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on the former SCCs. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our operations, and we may find it necessary to establish systems in the EEA, Switzerland, and the United Kingdom to maintain personal data originating from the EEA and the United Kingdom, which may involve substantial expense and distraction from other aspects of our business. We may need to implement additional safeguards to further enhance the security of data transferred out of the EEA/Switzerland/United Kingdom, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the GDPR provides that countries in the EEA may establish their own laws and regulations further restricting the processing of certain personal data, including genetic data, biometric data, and health data.

Some countries (including some outside the EEA) also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services if we were to operate in those countries. If we are required to implement additional measures to transfer data from the European Economic Area, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.

The myriad international and U.S. privacy and data breach laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually applies to us. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, and adversely affect our business. Additionally, all of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and data security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation in certain jurisdictions and proceedings by data protection authorities, potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive positions of our brand might be diminished, any or all of which could materially adversely affect our business, operating results, and financial condition. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, operating results, reputation, and financial condition.

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

Interim reimbursement levels for new drugs or therapeutic biologics, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower cost drugs or therapeutic biologics that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs or therapeutic biologics may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs or therapeutic biologics from countries where they may be sold at lower prices than in the United States. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval processes apart from Medicare determinations. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for new drugs or therapeutic biologics that we develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If in the future we are unable to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if they are approved and we may not be able to generate any revenue.

We currently have a limited team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. To commercialize any product candidates after approval, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

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

We have been granted a Fast Track Designation for STRO-002 for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. As part of our business strategy, we may also seek Fast Track Designation for other of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for STRO-002, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program, which may happen in connection with STRO-002 or other of our product candidates if granted Fast Track Designation.

While we have been granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma, if we decide to seek Orphan Drug Designation for some of our other product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for orphan drug exclusivity.

We have been granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma and our collaborator BMS was granted Orphan Drug Designation by the FDA for CC-99712. As part of our business strategy, we may seek Orphan Drug Designation for our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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

If we decide to pursue accelerated approval for any of our product candidates, it may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening disease or condition that provides a meaningful advantage over available therapies based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would do so on the basis that there is no available therapy for that disease or condition. If any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biologic for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials.

Moreover, the FDA may withdraw approval of any product candidate approved under the accelerated approval pathway if, for example:

•
the trial or trials required to verify the predicted clinical benefit of our product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with such product;
•
other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use;
•
we fail to conduct any required post-approval trial of our product candidate with due diligence; or
•
we disseminate false or misleading promotional materials relating to the relevant product candidate.

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs.

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

96

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

98

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members, particularly now that we are considered a large accelerated filer. The additional requirements we must comply with may strain our resources and divert management’s attention from other business concerns.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly now that we are a large accelerated filer. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. In order to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.

As a result of no longer being an emerging growth company, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. The cost of compliance with Section 404 of the Sarbanes-Oxley Act has required, and will continue to require, us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements.

We have also previously taken advantage of the reduced disclosure requirements of the Jumpstart Our Business Startups Act applicable to emerging growth companies regarding executive compensation disclosures and exemption from the requirements of holding advisory “say-on-pay” votes on executive compensation. We are no longer eligible for such reduced disclosure requirements and exemptions and, as such, we will be required to hold a “say-on-pay” vote and a “say-on-frequency” vote at our 2022 annual meeting of stockholders. We expect that the increased disclosure requirements will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees, and fees associated with investor relations activities, among others.

In addition, changing laws, regulations, and standards relating to corporate governance, stockholder litigation, and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, making some activities more time consuming, and increasing the likelihood and expense of litigation. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters, higher costs necessitated by ongoing revisions to disclosure and governance practices, and increased expenses and management attention due to actual or threatened litigation. We intend to invest resources to comply with evolving laws, regulations and standards (or changing interpretations of them), and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with these laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. Being a public company and complying with the associated rules and regulations, and being subject to heightened likelihood of litigation, makes it more expensive for us to obtain director and officer liability insurance, the costs of which can fluctuate significantly from year-to-year due to general market conditions in obtaining such insurance, but in recent years have risen significantly, consistent with the increase in market rates. As a result, we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or may be unable to obtain coverage on economically reasonable terms, or at all. These factors could also make it more difficult for us to attract and retain qualified executives and qualified members of our board of directors, particularly to serve on our audit committee, our compensation committee, and our nominating and corporate governance committee.

As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

In addition, as a result of our disclosure obligations as a public company, we could face pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties and Facilities

Our principal executive office is located in South San Francisco, California, where we lease approximately 115,466 square feet for our corporate headquarters and for our research and development and other activities. The lease expires in December 2027.

We also have a manufacturing facility and manufacturing-support facility in San Carlos, California, where we lease a total of approximately 29,600 square feet of space in two buildings. In June 2021, we extended the lease of the manufacturing facility and manufacturing-support facility for a period of five years. The lease on such facilities will expire in July 2026 and June 2026, respectively, and both lease terms include the option to renew the lease for an additional five years.

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

Holders of Record

As of February 24, 2022, there were approximately 77 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on September 27, 2018 (the first day of trading of our common stock), through December 31, 2021 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended, or Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Trade Date	Sutro Biopharma (STRO)	Nasdaq Composite Index (IXIC)	Nasdaq Biotech Index (^NBI)
9/27/2018	100.00	100.00	100.00
12/31/2018	59.34	82.51	79.47
3/29/2019	74.93	96.11	91.71
6/28/2019	74.87	99.56	89.51
9/30/2019	59.80	99.47	81.67
12/31/2019	72.37	111.57	98.87
3/31/2020	67.11	95.75	88.57
6/30/2020	51.05	125.08	112.21
9/30/2020	66.12	138.87	111.15
12/31/2020	142.83	160.26	124.26
3/31/2021	149.74	164.72	123.37
6/30/2021	122.30	180.35	134.42
9/30/2021	124.28	179.66	132.78
12/31/2021	97.89	194.54	123.48

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

On November 18, 2021, we issued 9,308 shares of our common stock upon the cashless exercise of a warrant to purchase up to an aggregate of 25,453 shares of common stock. The warrant was exercised as to all 25,453 then-vested and exercisable shares. In lieu of a cash payment, the holder of the warrant surrendered 16,145 shares of common stock to cover the exercise price in accordance with the terms of the warrant. The offer, sale, and issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The recipient of the securities was an accredited or sophisticated person and had adequate access, through business or other relationships, to information about us.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Overview

We are a clinical stage drug discovery, development and manufacturing company focused on deploying our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site specific conjugation platform, XpressCF+®TM, to create a broad variety of optimally designed, next-generation protein therapeutics, initially for cancer. We aim to design therapeutics using the most relevant and potent modalities, including cytokine-based therapeutics, immuno-oncology, or I/O agents, antibody-drug conjugates, or ADCs, immunostimulatory ADCs, or iADCs, and bispecific antibodies that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF® platform to create medicines with improved therapeutic profiles for areas of unmet need.

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices compliant manufacturing facility. We have the ability to manufacture our cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our two most advanced product candidates are wholly owned: STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with FolRα-expressing cancers, such as ovarian and endometrial cancers, and STRO-001, an ADC directed against CD74, for patients with B-cell malignancies, such as multiple myeloma and non-Hodgkin lymphoma, or NHL.

STRO-002 was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+®TM platform. Our first Phase 1 trial for STRO-002 is an open-label study evaluating STRO-002 as a monotherapy for patients with ovarian and endometrial cancers. This trial is being conducted in two-parts, dose escalation and dose expansion. The primary objectives of the STRO-002 clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics and additional safety, tolerability and efficacy measures.

We are developing STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+®™ platform. The Phase 1 trial for STRO-001 is an open-label study that is evaluating STRO-001 as a monotherapy for patients with multiple myeloma and NHL. The trial is being conducted in two parts: dose escalation and dose expansion. The primary objectives of the trial are to determine the safety and tolerability profile of STRO-001, determine the recommended Phase 2 dose and interval and evaluate preliminary anti-tumor activity. The secondary objectives are to characterize the human pharmacokinetics of STRO-001 and additional safety, tolerability and efficacy measures.

In March 2019, STRO-002 began enrolling patients in a Phase 1 trial focused on ovarian and endometrial cancers. The dose escalation portion of the STRO-002 Phase 1 trial has been completed and the dose expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2 mg/kg. In May 2021, we reported data from the dose-escalation cohort. Based on such reported data, STRO-002 exhibited a manageable safety profile and promising preliminary efficacy data, as discussed in more detail in Item 1 of Part I “Business” of this document. In January 2022, we released initial results of the dose expansion portion of the STRO-002 Phase 1 trial. These data suggested that STRO-002 exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population, as discussed in more detail in Item 1 of Part I “Business” of this document. In August 2021, we were granted Fast Track designation for STRO-002 by the FDA for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. In December 2021, we entered into a licensing agreement with Tasly Biopharmaceuticals Co., Ltd, or Tasly, to grant Tasly an exclusive license to develop and commercialize STRO-002 in China, Hong Kong, Macau and Taiwan, referred to as Greater China, or the Tasly License Agreement.

Our second candidate, STRO-001, is currently enrolling patients in a Phase 1 trial, with updated data reported in December 2020, as discussed in more detail in Item 1 of Part I “Business” of this document. Based on such reported data, STRO-001 has been generally well-tolerated and, unlike certain other ADCs, no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. Dose escalation in the STRO-001 Phase 1 trial is continuing, and the maximum tolerated dose has not yet been reached. In October 2018, we were granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma. In October 2021, we granted BioNova Pharmaceuticals Limited, or BioNova, an option to exclusively license the right to develop and commercialize STRO-001 in Greater China, or the BioNova Option Agreement.

Based on our proprietary XpressCF® and XpressCF+®TM platforms, we have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol-Myers Squibb Company, New York, NY, or BMS; a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”); and license agreement to develop and commercialize STRO-002 in Greater China with Tasly. Our XpressCF® and XpressCF+®TM platforms have also supported a spin-out company, Vaxcyte Inc., or Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck and EMD Serono, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public offerings of common stock and debt proceeds.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $98.5 million and a net loss of $105.5 million for the year ended December 31, 2021, which net loss included the non-operating, unrealized loss of $4.5 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $71.1 million and net loss of $32.1 million, due principally to an unrealized gain of $41.5 million related to our holdings of Vaxcyte common stock, for the year ended December 31, 2020. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of December 31, 2021, we had an accumulated deficit of $333.4 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impacts on our clinical studies, employee or industry events, and effects on our collaboration partners, suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business. We are experiencing the impact of the COVID-19 pandemic on our business through increased cost and delays in the availability of materials routinely used in biologic therapeutic development and manufacturing, which has the potential to cause delays in our research, development and/or manufacturing activities, but overall patient enrollment and treatment remains on track. Additionally, the COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. We may experience more pronounced and significant disruptions in our operations, liquidity, supply chain, facilities, and clinical trials in the future as well. With respect to our clinical trials, we have experienced minor delays in enrollment and occasional delays in data entry by trial sites, but overall enrollment and treatment remains on track. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations, revenue earned from our collaboration partners, and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to the COVID-19 pandemic, including but not limited to restrictions on travel and in-person meetings, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, limitations on employee resources that would otherwise be focused on the conduct of our research, preclinical studies, clinical trials and manufacturing operations, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions, and disruptions in our supply chain for our product candidates. Additionally, increased reliance on remote work by our employees as a result of the COVID-19 pandemic poses incremental increased cybersecurity risks as our employees’ home networks are inherently less secure than our corporate networks. As of the filing date of this Form 10-K, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the ongoing COVID-19 pandemic on our business.

A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2019 is included in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021.

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck, and EMD Serono, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators and to Vaxcyte.

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

	Year ended December 31,
	2021	2020
	(in thousands)
Internal costs:
Research and drug discovery	$25,908	$19,043
Process and product development	15,514	11,222
Manufacturing	31,336	23,455
Clinical development	6,009	2,637
Total internal costs	78,767	56,357
External Program Costs:
Research and drug discovery	1,518	1,146
Toxicology and translational science	1,227	1,030
Process and product development	314	376
Manufacturing	12,822	11,925
Clinical development	9,752	6,127
Total external program costs	25,633	20,604
Total research and development expenses	$104,400	$76,961

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resources, audit, accounting and tax services and allocated facilities-related costs. Personnel costs include salaries, employee benefits and stock-based compensation. We expect to incur additional expenses operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on the Nasdaq Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function and our general and administrative expenses to support the anticipated growth of our business, as we continue to advance our product candidates into and through the clinic.

Interest Income

Interest income consists primarily of interest earned on our invested funds.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities consists of the remeasurement of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs including accretion of final payment. Additionally, the Company identified a financing component under the Merck 2018 Agreement and recorded interest expense associated with the upfront payment. Other income (expense) includes changes in values attributable to the arrangement with the Call Option Plan as defined in the notes to our financial statements included elsewhere in this report.

Comparison of the Years Ended December 31, 2021 and 2020

	Year ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Revenue	$61,880	$42,722	$19,158	45%
Operating expenses:
Research and development	104,400	76,961	27,439	36%
General and administrative	56,004	36,818	19,186	52%
Total operating expenses	160,404	113,779	46,625	41%
Loss from operations	(98,524)	(71,057)	(27,467)	39%
Interest income	577	1,508	(931)	(62)%
Unrealized (loss) gain on equity securities	(4,454)	41,498	(45,952)	(111)%
Interest and other expense, net	(3,137)	(4,077)	940	(23)%
Net loss	$(105,538)	$(32,128)	$(73,410)	228%

Revenue

We have recognized revenue as follows during the periods indicated:

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands)
Bristol-Myers Squibb Company ("BMS")	$11,483	$11,407	$76	1%
Merck Sharp & Dohme Corporation ("Merck") (1)	42,780	26,075	16,705	64%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	4,576	5,042	(466)	(9)%
Vaxcyte (2)	3,041	198	2,843	1,436%
Total revenue	$61,880	$42,722	$19,158	45%

(1)
Merck was a related party until the closing of our public offering on May 14, 2020.
(2)
Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

Total revenue increased by $19.2 million, or 45%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. This was due primarily to $16.7 million from Merck, primarily related to increased revenue from performance obligations, with full recognition of revenue associated with the contingent third program upon the determination that the related performance obligation had terminated during the first quarter of 2021, and a cumulative catch-up in revenue as a result of the change in transaction price, due to a $15.0 million contingent payment earned in the second quarter of 2021 for the initiation of the first IND-enabling toxicology study under the first program in the collaboration. There was also a $4.1 million increase in contract research and manufacturing activities supporting materials supply. The Merck revenue increases noted above were partially offset by a $2.8 million decrease in research and development services and a $1.2 million decrease related to the financing component associated with the upfront payment. Revenue from Vaxcyte under our supply agreement increased by $2.8 million, partially offset by an overall $0.5 million decrease in revenue from EMD Serono.

Research and Development Expense

Research and development expense increased by $27.4 million, or 36%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was due primarily to increases of $11.2 million in personnel-related expenses due to higher headcount, $6.3 million in laboratory supplies and production materials-related expenses, $4.8 million in facilities-related expenses, $3.4 million in clinical trial costs, $1.5 million in consulting and outside services, and $0.2 million in equipment and office-related expenses.

General and Administrative Expense

General and administrative expense increased by $19.2 million, or 52%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was due primarily to increases of $11.4 million in personnel-related expenses due to higher headcount, $3.2 million in insurance and external services, $3.6 million in facilities-related expenses, and $1.0 million in equipment and office-related expenses.

Interest Income

Interest income decreased by $0.9 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, due primarily to a $2.3 million decrease in the amortization of premiums on investments, partially offset by an increase of $1.4 million from higher average investment balances in 2021.

Unrealized (Loss) Gain on Equity Securities

Unrealized (loss) on equity securities was $4.5 million during the year ended December 31, 2021 as compared to an unrealized gain of $41.5 million for the year ended December 31, 2020. The unrealized (loss) gain on equity securities in each period was entirely due to the remeasurement of the estimated fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net decreased by $0.9 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, due primarily to a $1.2 million decrease in interest expense associated with the financing component related to the 2018 Merck Agreement, partially offset by a $0.3 million increase in interest expense related to our outstanding debt.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of December 31, 2021, we had $229.5 million in cash, cash equivalents and marketable securities, outstanding debt of $25.1 million and an accumulated deficit of $333.4 million.

2021 Contingent Payment from Merck

During the year ended December 31, 2021, we earned and received a $15.0 million contingent payment from Merck for the initiation of an IND enabling toxicology study for the first program in our collaboration to develop novel cytokine derivative therapeutics for cancer.

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

At-The-Market Sales

During the year ended December 31, 2020, we sold an aggregate of 2,614,286 shares of our common stock through our At-the-Market ATM facility, or ATM Facility, pursuant to a sales agreement dated October 4, 2019 with Cowen and Company, LLC, as sales agent. The gross proceeds from these sales were approximately $24.6 million, before deducting fees of approximately $0.8 million, resulting in net proceeds of approximately $23.8 million. During the year ended December 31, 2021, we did not sell any shares under an ATM facility.

Vaxcyte, Inc. Equity Ownership

In June 2020, Vaxcyte closed an initial public offering of its common stock at a price per share of $16.00. The Vaxcyte common stock held by us is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, adjusted for a discount for lack of marketability due to the presence of a lock-up agreement during certain periods in 2020, with any unrealized gains and losses recorded in our statements of operations. The lock-up agreement expired in December 2020. As of December 31, 2021, we held 1,562,879 shares of Vaxcyte common stock with an estimated fair value of $37.2 million.

Term Loan

On February 28, 2020, or the Effective Date, we entered into a loan and security agreement, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford, as the collateral agent and a lender, and Silicon Valley Bank, as a lender, together with Oxford, the Lenders, pursuant to which the Lenders have agreed to lend us up to an aggregate of $25.0 million, or the Term A Loan. Upon entering into the Loan and Security Agreement, we borrowed $25.0 million from the Lenders, with approximately $9.6 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the prior loan and security agreement dated August 4, 2017.

The proceeds from the Term A Loan under the Loan and Security Agreement may be used to satisfy our future working capital needs and to fund our general business requirements. Our obligations under the Loan and Security Agreement are secured by all our assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan and Security Agreement.

The Term A Loan matures on March 1, 2024, or the Maturity Date, and will be interest-only through March 1, 2022, followed by 24 equal monthly payments of principal and interest. The Term A Loan will bear interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.

We will be required to make a final payment of 3.83% of the original principal amount of the Term A Loan drawn, payable on the earlier of (i) the Maturity Date, (ii) the acceleration of the Term A Loan, or (iii) the prepayment of the Term A Loan, or the Final Payment. We may prepay all, but not less than all, of the Term A Loan upon 30 days’ advance written notice to Oxford, provided that we will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the Term A Loan prepaid on or before the first anniversary of the applicable funding date, or (ii) 2.00% of the principal amount of the Term A Loan prepaid between the first and second anniversary of the applicable funding date, or (iii) 1.00% of the principal amount of the Term A Loan prepaid thereafter, and prior to the Maturity Date, each, a Prepayment Fee.

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

In connection with entering into the Loan and Security Agreement, we issued to the Lenders warrants exercisable for 81,257 shares of our common stock, or the Debt Warrants. The Debt Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which is the closing price of our common stock reported on the Nasdaq Global Market on the day prior to the Effective Date. The Debt Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions.

Leases

In June 2021, we entered into a third amendment, or Third Amendment, to our manufacturing facility lease, dated May 18, 2011, as amended, by and between Alemany Plaza LLC, located at San Carlos, California, or San Carlos Lease, as an extension to the term of the San Carlos Lease for a period of five years, or the Lease Extension Period. Pursuant to the Third Amendment, the San Carlos Lease will expire on July 31, 2026, and it includes an option to renew the San Carlos Lease for an additional five years. The aggregate estimated base rent payments due over the Lease Extension Period is approximately $4.2 million, subject to certain terms contained in the San Carlos Lease.

In June 2021, we entered into a first amendment, or the First Amendment, to our manufacturing facility lease, dated May 4, 2015, as amended, by and between 870 Industrial Road LLC, located at San Carlos, California, or the Industrial Lease, as an extension to the term of the Industrial Lease for a period of five years, or the Industrial Lease Extension Period. Pursuant to the first Amendment, the Industrial Lease will expire on June 30, 2026, and it includes an option to renew the Industrial Lease for an additional five years. The aggregate estimated base rent payments due over the Industrial Lease Extension Period is approximately $4.3 million, subject to certain terms contained in the Industrial Lease.

In September 2020, the Company entered into a sublease agreement, or the Sublease with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. The Company uses the Premises as its new corporate headquarters and to conduct (or expand) research and development activities. The Company commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. The Company was provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. The commencement date for the remaining 29,711 square feet of the Premises, or the Expansion Premises, is expected to be 24 months following the commencement date on the Initial Premises. However, the Company has the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods. Additionally, the Company posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on the Company’s balance sheet as of December 31, 2021 and 2020.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(81,679)	$(67,802)
Cash (used in) provided by investing activities	(97,315)	604
Cash provided by financing activities	3,256	269,247
Net (decrease) increase in cash, cash equivalents and restricted cash	$(175,738)	$202,049

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $81.7 million. Our net loss of $105.5 million included $4.5 million of unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, non-cash charges of $23.2 million for stock-based compensation, $4.8 million for depreciation and amortization, $4.9 million for noncash lease expenses, $2.8 million for the amortization of premiums on our marketable securities, and $1.2 million in other non-cash charges. Cash used in operating activities also reflected a net change in operating assets and liabilities of $17.6 million, due to an increase of $6.9 million in accounts receivable from our collaborators, a decrease of $15.2 million in our deferred revenue balance from revenue recognized under our collaboration agreements, an increase of $4.0 million in prepaid expenses and other assets, and a decrease of $2.7 million in our operating lease liability, which were partially offset by an increase of $8.6 million in accounts payable and other liabilities due to timing of payments, and an increase of $2.6 million in accrued compensation due to increased headcount.

Cash used in operating activities for the year ended December 31, 2020 was $67.8 million. Our net loss of $32.1 million included $41.5 million of unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, and was partially offset by non-cash charges of $11.9 million for stock-based compensation, $4.3 million for depreciation and amortization, $0.2 million related to revaluation of the vested options under the Call Option Plan, $0.5 million for the amortization of premiums on our marketable securities, and $0.3 million for the amortization of debt issuance costs. Cash used in operating activities also reflected a net change in operating assets and liabilities of $11.5 million, due principally to a decrease of $15.0 million in our deferred revenue balance from revenue recognized under our collaboration agreements, which was partially offset by an increase of $2.8 million in accrued compensation due to increased headcount and bonuses resulting from certain company goal achievements and a decrease of $0.7 million in accounts receivable from our collaborators.

Cash Flows from Investing Activities

Cash used in investing activities of $97.3 million for the year ended December 31, 2021 was primarily related to purchases of marketable securities of $248.7 million and purchases of property and equipment of $15.3 million, principally for leasehold improvements to the premises under the Sublease, offset partially by maturities and sales of marketable securities of $166.7 million.

Cash provided by investing activities of $0.6 million for the year ended December 31, 2020 was primarily related to purchases of marketable securities of $130.7 million and purchases of property and equipment of $7.1 million, principally for laboratory and manufacturing equipment, offset partially by maturities and sales of marketable securities of $138.4 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $3.3 million for the year ended December 31, 2021 was primarily related to $2.5 million of proceeds received from the exercise of common stock options, and $1.8 million of net proceeds received from participants in our employee equity plans, partially offset by a $1.0 million tax payment related to the net share settlement of certain vested restricted stock units.

Cash provided by financing activities of $269.2 million for the year ended December 31, 2020 was primarily related to $251.4 million of net proceeds from the issuance of common stock from our public offering and the sales of common stock pursuant to our ATM Facility, $25.0 million of gross proceeds from our debt refinancing, and $2.8 million of net proceeds received from participants in our employee equity plans and from the exercise of common stock options, partially offset by a $10.0 million repayment of the August 2017 Loan (as defined in Note 7 to our financial statements included elsewhere in this report).

Contractual Obligations and Other Commitments

In addition to the contractual obligations and commitments as noted above and elsewhere in this Annual report with regards to the leases and term loans, we enter into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

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

Revenue Recognition

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Celgene (now BMS), Merck, and EMD Serono, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators and to Vaxcyte.

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

Income Taxes

As of December 31, 2021, we had federal net operating loss, or NOL, carryforwards of $281.7 million and federal general business credits from research and development expenses totaling $25.1 million, as well as state NOL carryforwards of $109.2 million and state research and development credits of $17.2 million. If not utilized, the federal NOL carryforwards will expire at various dates beginning in 2032, and the federal credits will expire at various dates beginning in 2023. The state NOL carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Tax Reform Act of 1986, or the Tax Reform Act, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization. We have performed a Section 382 study for the period of June 16, 2003 through December 31, 2020 and concluded that it is more likely than not that we experienced an ownership change on November 20, 2019. This change does not limit our ability to use our existing NOLs within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. We may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. If there is a subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

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

Recent Accounting Pronouncements

See Note 2 to our audited financial statements included elsewhere in this report for more information.

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

We had cash, cash equivalents and marketable securities of $229.5 million and $326.5 million as of December 31, 2021 and 2020, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-backed securities, U.S. government agency securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $37.2 million as of December 31, 2021, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of December 31, 2021 would decrease the fair value by $3.7 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of December 31, 2021 and 2020, we had $25.1 million and $24.5 million, respectively, in debt outstanding, net of debt discount and accretion of final payment. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. This debt matures on March 1, 2024 and will be interest-only through March 1, 2022. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 8. Financial Statements and Supplementary Data

SUTRO BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sutro Biopharma, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Collaboration revenue
Description of the Matter

The Company recognized collaboration revenue of $61.9 million for the year ended December 31, 2021. As described in Note 2, the Company derives revenue from collaboration arrangements under which the Company may grant licenses to its collaboration partners to further development and commercialize its proprietary product candidates. The Company may perform research and development activities and consideration under the contracts generally includes nonrefundable upfront payments, development, regulatory and commercialization milestones, other contingent payments and royalties. The Company also provides materials and reagents, clinical materials and research and development services to collaborators. The Company receives consideration for these services based on full time equivalent personnel effort at agreed upon rates and agreed upon pricing for the materials. Management examines these research and development and material supply activities and bills its collaboration partners for eligible costs under the arrangements. Of the $61.9 million recognized as revenue, $24.2 million was recognized for the reimbursement of expenses for employee research and development activities and material supply activities with Merck & Co., Inc., BMS, EMD Serono, Inc., and Vaxcyte.

Auditing the Company’s accounting for revenues from collaboration arrangements was challenging, as the revenue recorded within the Company’s financial statements are based on a high-volume of research and development activities across multiple projects, which are subject to reimbursement.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, testing the eligibility of the Company’s internal and external research and development activities against the terms of the agreements. We conducted meetings with program management to understand the nature of the activities performed under the collaboration agreements and to test the calculation of eligible costs for reimbursement. We also obtained external confirmations from collaboration partners to confirm the terms of the agreements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Redwood City, California

February 28, 2022

SUTRO BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$30,414	$206,152
Marketable securities	130,343	120,341
Investment in equity securities	37,181	41,644
Accounts receivable	12,454	5,559
Prepaid expenses and other current assets	8,123	4,486
Total current assets	218,515	378,182
Property and equipment, net	22,550	12,935
Operating lease right-of-use assets	29,041	-
Marketable securities, non-current	68,775	-
Other non-current assets	1,655	2,122
Restricted cash	872	872
Total assets	$341,408	$394,111
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,327	$5,544
Accrued compensation	11,417	8,823
Deferred revenue—current	5,496	14,603
Operating lease liability—current	1,037	-
Debt—current	9,375	-
Other current liabilities	3,084	627
Total current liabilities	41,736	29,597
Deferred revenue, non-current	-	6,100
Operating lease liability—non-current	31,224	-
Deferred rent	-	1,340
Debt—non-current	15,738	24,545
Other non-current liabilities	146	481
Total liabilities	88,844	62,063
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of December 31, 2021 and 2020; 0 shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of December 31, 2021 and 2020; 46,327,131 and 45,752,116 shares issued and outstanding as of December 31, 2021 and 2020, respectively	46	46
Additional paid-in-capital	586,243	559,746
Accumulated other comprehensive (loss) income	(314)	129
Accumulated deficit	(333,411)	(227,873)
Total stockholders’ equity	252,564	332,048
Total Liabilities and Stockholders’ Equity	$341,408	$394,111

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue (including amounts from related parties of $0, $2,813 and $22,536 during the years ended December 31, 2021, 2020 and 2019, respectively)	$61,880	$42,722	$42,736
Operating expenses
Research and development	104,400	76,961	65,612
General and administrative	56,004	36,818	32,592
Total operating expenses	160,404	113,779	98,204
Loss from operations	(98,524)	(71,057)	(55,468)
Interest income	577	1,508	4,074
Unrealized (loss) gain on equity securities	(4,454)	41,498	-
Interest and other expense, net	(3,137)	(4,077)	(4,350)
Net loss	$(105,538)	$(32,128)	$(55,744)
Net loss per share, basic and diluted	$(2.29)	$(0.99)	$(2.43)
Weighted-average shares used in computing basic and diluted net loss per share	46,119,089	32,573,469	22,958,577

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(105,538)	$(32,128)	$(55,744)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(443)	(36)	212
Comprehensive loss	$(105,981)	$(32,164)	$(55,532)

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2018	22,848,184	$23	$281,891	$(47)	$(150,328)	$131,539
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)	-	-	-	-	10,327	10,327
Exercise of common stock options	35,204	-	180	-	-	180
Issuance of common stock under Employee Stock Purchase Plan	131,939	-	1,260	-	-	1,260
Vesting of restricted stock units	114,103	-	-	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(30,461)	-	(297)	-	-	(297)
Stock-based compensation expense	-	-	10,312	-	-	10,312
Net unrealized gain on available-for-sale securities	-	-	-	212	-	212
Net Loss	-	-	-	-	(55,744)	(55,744)
Balances at December 31, 2019	23,098,969	23	293,346	165	(195,745)	97,789
Exercise of common stock options	171,354	-	1,861	-	-	1,861
Issuance of common stock under Employee Stock Purchase Plan	195,992	-	1,285	-	-	1,285
Vesting of restricted stock units	151,976	-	-	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(30,461)	-	(314)	-	-	(314)
Stock-based compensation expense	-	-	11,917	-	-	11,917
Issuance of common stock warrants in connection with debt refinancing	-	-	619	-	-	619
Issuance of common stock in connection with public offerings, net of issuance costs of $15,686	19,550,000	20	227,232	-	-	227,252
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $777	2,614,286	3	23,800	-	-	23,803
Net unrealized loss on available-for-sale securities	-		-	(36)	-	(36)
Net Loss	-	-	-	-	(32,128)	(32,128)
Balances at December 31, 2020	45,752,116	46	559,746	129	(227,873)	332,048
Exercise of common stock options and common stock warrants	246,678	-	2,485	-	-	2,485
Return and retirement of common stock	(7,687)	-	(7)			(7)
Issuance of common stock under Employee Stock Purchase Plan	145,809	-	1,765	-	-	1,765
Vesting of restricted stock units	238,724	-	-	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(48,509)	-	(987)	-	-	(987)
Stock-based compensation expense	-	-	23,241	-	-	23,241
Net unrealized loss on available-for-sale securities	-		-	(443)	-	(443)
Net Loss	-	-	-	-	(105,538)	(105,538)
Balances at December 31, 2021	46,327,131	$46	$586,243	$(314)	$(333,411)	$252,564

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(105,538)	$(32,128)	$(55,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,844	4,297	4,777
Amortization of premium (accretion of discount) on marketable securities	2,781	490	(1,457)
Stock-based compensation	23,241	11,917	10,312
Noncash lease expenses	4,929	-	-
Unrealized loss (gain) on equity securities	4,454	(41,498)	-
Remeasurement of liability awards	(12)	19	(115)
Other	1,242	587	468
Changes in operating assets and liabilities:
Accounts receivable	(6,895)	739	(3,809)
Prepaid expenses and other assets	(3,959)	(80)	(1,441)
Accounts payable	6,433	(947)	2,253
Accrued compensation	2,594	2,806	(200)
Other liabilities	2,141	22	186
Deferred rent	-	931	(67)
Deferred revenue	(15,207)	(14,957)	(20,186)
Change in operating lease liability	(2,727)	-	-
Net cash used in operating activities	(81,679)	(67,802)	(65,023)
Investing activities
Purchases of marketable securities	(248,727)	(130,741)	(196,226)
Maturities of marketable securities	148,250	116,385	128,576
Sales of marketable securities	18,476	22,000	20,000
Purchases of equipment and leasehold improvements	(15,323)	(7,129)	(3,481)
Proceeds from exercise of options for Vaxcyte shares	9	89	-
Net cash (used in) provided by investing activities	(97,315)	604	(51,131)
Financing activities
Proceeds from sales of common stock, net of issuance costs	-	251,415	(327)
Proceeds from debt refinancing	-	25,000	-
Payments of debt	-	(10,000)	(5,000)
Proceed from exercise of common stock options	2,485	1,861	180
Taxes paid related to net share settlement of restricted stock units	(987)	(314)	(297)
Return and retirement of common stock	(7)	-	-
Proceeds from employee stock purchase plan	1,765	1,285	1,260
Net cash provided by (used in) financing activities	3,256	269,247	(4,184)
Net (decrease) increase in cash, cash equivalents and restricted cash	(175,738)	202,049	(120,338)
Cash, cash equivalents and restricted cash at beginning of year	207,024	4,975	125,313
Cash, cash equivalents and restricted cash at end of year	$31,286	$207,024	$4,975
Supplemental disclosure of cash flow information
Cash paid for interest	$2,046	$1,675	$1,049
Income tax paid	$103	$-	$-
Supplemental Disclosures of Non-cash Investing and Financing Information
Purchase of property and equipment included in accounts payable	$370	$546	$270
Remeasurement of operating lease right-of-use assets for lease modification	$4,227	$-	$-
Offering costs included in accounts payable	$-	$361	$-
Embedded interest associated with program fees	$610	$1,852	$3,144
Warrants issued to lenders	$-	$619	$-
See accompanying notes to financial statements.

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2021, there was an accumulated deficit of $333.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of December 31, 2021, the Company had unrestricted cash, cash equivalents and marketable securities of $229.5 million, which is available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of December 31, 2021 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these financial statements.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2016-13 (Topic 326), Financial Instruments Credit Losses. The guidance modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. The Company adopted ASU 2016-13 in the third quarter of 2021 using the modified retrospective adoption approach. As a result of this adoption, the Company presents these financial assets, which include accounts receivable and available-for-sale debt securities, at the net amount the Company expects to collect. The amendment also requires the Company to record credit losses related to available-for-sale debt securities as an allowance through net income rather than reducing the carrying amount under the historical, other-than-temporary-impairment model. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements and related disclosures for the year ended December 31, 2021.

In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases (Accounting Standards Codification, or “ASC”, 842). ASC 842 supersedes the lease recognition requirements in ASC 840, Leases. ASC 842 clarifies the definition of a lease and requires lessees to recognize right-of-use assets and lease liabilities for all leases, including those classified as operating leases under previous lease accounting guidance. The Company adopted ASC 842 on July 1, 2021, effective as of January 1, 2021. There was no impact on the Company’s accumulated deficit as of January 1, 2021 as a result of the adoption of this standard. Results for the period ended December 31, 2021 are presented under Topic 842. Other prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under previous lease guidance, ASC Topic 840: Leases (“Topic 840”). The Company elected the package of practical expedients permitted under the transition guidance of the new standard, which allowed the Company to carry forward its historical assessment on whether a contract is or contains a lease, lease classification, and initial direct costs. Upon adoption on January 1, 2021, the Company recognized operating lease right-of-use (“ROU”) assets of $29.7 million, and current and non-current operating lease liabilities of $2.9 million and $27.8 million, respectively. In connection with the adoption of this standard, deferred rent of $1.3 million and prepaid rent of $0.3 million, which was previously recorded in prepaid expenses and other current assets on the balance sheet as of December 31, 2020, were derecognized. Finance lease assets and liabilities were not material. The adoption of ASC 842 did not have a material impact on the Company’s Statements of Operations and Statements of Cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting treatments related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is elective and is permitted upon issuance of the guidance through December 31, 2022. The Company does not expect that the new guidance will have material impact on its financial position, results of operations and cash flows.

Cash, Cash Equivalents, Marketable Securities and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Investments with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date, or where the Company's intent is to use the investments to fund current operations or to make them available for current operations are classified as current, while investments with maturities in one year or beyond one year from the balance sheet date are classified as long-term investments.

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

The Company evaluates, on a quarterly basis, its marketable securities for potential impairment. For marketable securities in an unrealized loss position, the Company assesses whether such declines are due to credit loss based on factors such as changes to the rating of the security by a ratings agency, market conditions and supportable forecasts of economic and market conditions, among others. If a credit loss exists, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable security before recovery of its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to fair value and is recognized through interest and other expense, net.

If neither condition is met, declines as a result of credit losses, if any, are recognized as an allowance for credit loss, limited to the amount of unrealized loss, through interest and other expense, net. Any portion of unrealized loss that is not a result of a credit loss, is recognized in other comprehensive income (loss).

The Company invests in money market funds, commercial paper, corporate debt securities, asset-based securities and U.S. government agency securities with high credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities, with the objectives of maintaining safety and liquidity while maximizing yield.

Under certain agreements, the Company has pledged cash and cash equivalents as collateral. Restricted cash related to such agreements was $0.9 million and $0.9 million, respectively, as of December 31, 2021 and 2020.

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Balance Sheets to the amount reported within the accompanying Statements of Cash Flows was as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$30,414	$206,152	$4,960
Restricted cash	872	872	15
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$31,286	$207,024	$4,975

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

The Company performs a regular review of its collaborators’ credit risk and payment histories when circumstances warrant, including payments made subsequent to year-end. When appropriate, the Company provides for an allowance for credit risks by reserving for specifically identified doubtful accounts, although historically the Company has not experienced credit losses from its accounts receivable.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, leasehold improvements and right-of-use assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated, undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The Company did not recognize any impairment charges during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, management believes that no revision to the remaining useful lives or write down of the remaining long-lived assets is required.

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

When the Company enters into collaboration agreements, it assesses whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements (ASC 808) based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and its collaboration partner fall within the scope of other accounting literature. If it concludes that payments from the collaboration partner to the Company represent consideration from a customer, such as license fees and contract research and development activities, the Company accounts for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if the Company concludes that its collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, the Company presents such payments as a reduction of research and development expense or general and administrative expense, based on where the Company presents the underlying expense.

The Company has no products approved for commercial sale and has not generated any revenue from commercial product sales. The total revenue to date has been generated principally from collaboration and license agreements and to a lesser extent, from manufacturing, supply and services and materials the Company provides to its collaboration partners.

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

Share-based payments, including purchases under the Company’s employee stock purchase plan, are measured using fair-value-based measurements and recognized as compensation expense over the service period in which the awards are expected to vest. The Company’s fair-value-based measurements of awards to employees and directors as of the grant date utilize the single-option award-valuation approach, and the Company uses the straight-line method for expense attribution. The fair-value-based measurements of options granted to nonemployees are remeasured at each period end until the options vest and are amortized to expense as earned. The Company accounts for forfeitures of stock-based awards as they occur. The valuation model used for calculating the estimated fair value of stock awards is the Black-Scholes option-pricing model. The Black-Scholes model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, the related risk-free interest rate and the expected dividends.

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

For outsourced research and development expenses, such as professional fees payable to third parties for preclinical studies, clinical trials and research services and other consulting costs, the Company estimates the expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical studies, clinical trials and research services on the Company’s behalf. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$29,451	$29,451	$-	$-
Commercial paper	22,580	-	22,580	-
Corporate debt securities	74,861	-	74,861	-
Equity securities	37,181	37,181	-	-
Asset-backed securities	32,957	-	32,957	-
U.S. government securities	47,420	47,420	-	-
Supranational debt securities	21,300	-	21,300	-
Total	$265,750	$114,052	$151,698	$-

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$204,632	$204,632	$-	$-
Commercial paper	42,208	-	42,208	-
Corporate debt securities	25,716	-	25,716	-
Equity securities	41,644	41,644	-	-
Asset-backed securities	12,632	-	12,632	-
U.S. government securities	39,785	39,785	-	-
Total	$366,617	$286,061	$80,556	$-

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds, U.S. government securities and the shares of Vaxcyte common stock held by the Company.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of December 31, 2021 and 2020, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

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

As of December 31, 2021 and 2020, the Company held 1,562,879 and 1,567,324 shares, respectively, of Vaxcyte common stock with an estimated fair value of $37.2 million and $41.6 million, respectively. The Company recognized an unrealized (loss) gain of ($4.5) million and $41.5 million for the year ended December 31, 2021 and 2020, respectively, which resulted from the change in estimated fair value of Vaxcyte common stock, adjusted by a $9,000 and $146,000 payment received for call option exercises and a revaluation of a prior preferred stock warrant converted to common stock for the year ended December 31, 2021 and 2020, respectively.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$29,451	$-	$-	$29,451
Commercial paper	22,580	-	-	22,580
Corporate debt securities	75,012	-	(151)	74,861
Asset-based securities	32,975	-	(18)	32,957
U.S. government securities	47,504	-	(84)	47,420
Supranational debt securities	21,361	-	(61)	21,300
Total	228,883	-	(314)	228,569
Less amounts classified as cash equivalents	(29,451)	-	-	(29,451)
Total marketable securities	$199,432	$-	$(314)	$199,118

	December 31, 2020
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$204,632	$-	$-	$204,632
Commercial paper	42,208	-	-	42,208
Corporate debt securities	25,669	48	(1)	25,716
Asset-based securities	12,593	39	-	12,632
U.S. government securities	39,743	44	(2)	39,785
Total	324,845	131	(3)	324,973
Less amounts classified as cash equivalents	(204,632)	-	-	(204,632)
Total marketable securities	$120,213	$131	$(3)	$120,341

As of December 31, 2021 and 2020, $68.8 million and zero, respectively, of marketable securities had maturities of more than one year and are classified as long-term assets.

There were $176.5 million and $14.7 million of investments in an unrealized loss position of $0.3 million and $3,000 as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized gains on the portfolio after December 31, 2021, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of December 31, 2021. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of December 31, 2021 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the year then ended.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements and supply agreements with various pharmaceutical and biotechnology companies. The Company analyzes its agreements to determine whether it should account for the agreements within the scope of ASC 808, and, if so, it analyzes whether it should account for any elements under ASC 606.

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of December 31, 2021.

In accordance with its agreements, the Company recognized revenue as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Bristol-Myers Squibb Company ("BMS") (1)	$11,483	$11,407	$11,321
Merck Sharp & Dohme Corporation ("Merck") (2)	42,780	26,075	21,458
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	4,576	5,042	8,879
Vaxcyte (3)	3,041	198	1,078
Total revenue	$61,880	$42,722	$42,736

(1)
In January 2019, BMS announced the entry into a definitive agreement to acquire Celgene and the transaction was completed in November 2019.
(2)
Merck was a related party until the closing of the Company's public offering on May 14, 2020.
(3)
Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

The following table presents the changes in the Company’s deferred revenue balance from its agreements during the year ended December 31, 2021:

Year ended
December 31, 2021
(in thousands)
Deferred revenue—December 31, 2020	$20,703
Additions to deferred revenue	23,402
Recognition of revenue in current period	(38,609)
Deferred revenue—December 31, 2021	$5,496

The Company’s balance of deferred revenue contains a license option payment and the transaction price from collaboration agreements allocated to performance obligations which are partially unsatisfied. The Company expects to recognize approximately $5.5 million of the deferred revenue over the next twelve months.

There have been no material changes to the Company’s agreements during the year ended December 31, 2021, except as described below.

Collaboration with BMS

BMS Agreement

In November 2019, BMS acquired Celgene, and Celgene became a wholly owned subsidiary of BMS. In connection with such acquisition, BMS assumed the rights and obligations of the 2014 Celgene Agreement, 2017 Celgene Agreement and 2018 Celgene Master Services Agreement. Throughout this Annual Report, the Company refers to Celgene as BMS and the Company's agreements with Celgene as the BMS Agreement and the 2018 BMS Master Services Agreement.

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

As of December 31, 2021 and 2020, there was no balance of deferred revenue related to payments received by the Company under the BMS Agreement.

2018 BMS Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 BMS Master Services Agreement”) with BMS, wherein BMS requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of December 31, 2021 and 2020, there was $0.6 million and $1.2 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$–	$2,974	$3,936
Research and development services	940	646	571
Materials supply	10,543	7,787	6,814
Total revenue	$11,483	$11,407	$11,321

Collaboration with Merck

2018 Merck Agreement

In July 2018, the Company entered into an agreement (the “2018 Merck Agreement”) with Merck for access to the Company’s technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage the Company to continue these activities for a third program, upon the payment of an additional amount, focusing on cytokine derivatives for cancer and autoimmune disorders with an initial transaction price of $60.0 million. The option to expand activities to a third program expired in January 2021.

Under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment and has calculated total interest expense of $7.3 million as of December 31, 2021, on the unearned revenue portion beyond one year from the effective date of the agreement, which amount was recognized as interest expense and revenue over the service period for the first and second target programs.

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

In the second quarter of 2021, the Company earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration. The $15.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $65.0 million to $80.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the period ended December 31, 2021. As a result of the change in transaction price, the Company recognized substantially all of the $15.0 million contingent payment, with a remaining $0.3 million related to the Joint Steering Committee, ("JSC") performance obligation, as a cumulative catch-up in revenue in the period ended December 31, 2021.

In September 2021, the Company entered into an amendment to the 2018 Merck Agreement (the “2021 Amendment”) to extend the research term for the first program in the 2018 Merck Agreement to discover and develop novel cytokine derivative therapeutics for cancer and autoimmune disorders. Under the terms of the 2021 Amendment, the Company received a payment of $2.5 million and may receive up to an additional $7.5 million upon the achievement of certain developmental milestones. Pursuant to ASC 606, the Company concluded that the 2021 Amendment constitutes a contract modification which is to be accounted for as a separate contract from the 2018 Merck Agreement. From the $2.5 million payment received, $1.9 million was recognized as revenue on a proportion of performance basis in the year ended December 31, 2021, related to the Company’s identified performance obligations under the 2021 Amendment. The additional $7.5 million is considered to be fully constrained variable consideration.

In December 2021, Merck did not extend the research term for the second research program of the collaboration and that research program reverted to the Company. The first program of the collaboration is focused on two distinct cytokine derivative molecules for the treatment of cancer. The Company is also eligible to receive aggregate contingent payments of up to approximately $0.5 billion for the target program selected by Merck, assuming the development and sale of the therapeutic candidate and all possible indications identified under the collaboration. If one or more products from the target program is developed for non-oncology or a single indication, the Company will be eligible for reduced aggregate milestone payments. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

As of December 31, 2021 and 2020, there was a total of $0.9 million and $18.5 million, respectively, of deferred revenue related to the 2018 Merck Agreement and 2021 Amendment.

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

As of both December 31, 2021 and 2020, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$35,098	$18,474	$14,736
Research and development services	2,666	5,485	3,578
Financing component on unearned revenue	610	1,852	3,144
Materials supply	4,406	264	–
Total revenue	$42,780	$26,075	$21,458

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

As of both December 31, 2021 and 2020, there was no deferred revenue related to payments received by the Company under the MDA Agreement.

2019 EMD Serono Supply Agreement

In April 2019, the Company entered into an ADC Product Preclinical and Phase I Clinical Supply Agreement (the “2019 EMD Serono Supply Agreement”) with EMD Serono, wherein EMD Serono requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of December 31, 2021 and 2020, there was zero and $1 million, respectively, of deferred revenue related to payments received by the Company under the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$–	$–	$2,266
Contingent payment / milestone earned	2,000	1,000	1,500
Research and development services	851	1,316	2,890
Materials supply	1,725	2,726	2,223
Total revenue	$4,576	$5,042	$8,879

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturers (“CMOs”) to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. For the year ended December 31, 2021 and 2020, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $8.9 million and $0.5 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

Revenues under the Vaxcyte Supply Agreement were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Research and development services	$1,131	$184	$–
Materials supply	1,910	14	1,078
Total revenue	$3,041	$198	$1,078

BioNova Option Agreement

In October 2021, the Company entered into an agreement with BioNova to confer BioNova the option to obtain exclusive rights to develop and commercialize STRO-001 in China, Hong Kong, Macau and Taiwan, referred to as Greater China. BioNova will pursue the clinical development, regulatory approval, and commercialization of STRO-001 in multiple indications, including non-Hodgkin's lymphoma, multiple myeloma, and leukemia in the licensed territory. The Company will retain development and commercial rights of STRO-001 globally outside of Greater China, including the United States.

Under the BioNova Option Agreement, BioNova paid the Company an initial licensing option payment of $4.0 million, with potential payments totaling up to $200 million related to option exercise, development, regulatory, and commercial milestones. The Company will provide STRO-001 to BioNova under appropriate clinical and commercial supply service agreements. Upon commercialization, the Company is eligible to receive tiered royalties ranging from low- to mid-teen percentages based on annual net sales of STRO-001 in Greater China for at least ten years following the first commercial sale of STRO-001 in Greater China.

The Company identified a combined performance obligation under the initial license option agreement, which consists of four interrelated promises: generating a recommended dose of STRO-001 for multiple myeloma and Non-Hodgkin’s lymphoma, providing licensed know-how and regulatory filings necessary to prepare an IND; providing initial clinical supply in the People’s Republic of China; and participating in the JSC. These promises are considered to be interdependent and not distinct from each other, representing a combined output. The transaction price at inception included the refundable payment of $4.0 million and was considered constrained at the inception of the agreement since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. BioNova will have the right to exercise the license option for an additional payment of $12.0 million. As of December 31, 2021, there was $4.0 million of deferred revenue related to the payment received by the Company under the BioNova Option Agreement and BioNova had not yet exercised the license option.

Tasly License Agreement

In December 2021, the Company entered into a license agreement with Tasly, to grant Tasly an exclusive license to develop and commercialize STRO-002 in Greater China. Tasly will pursue the clinical development, regulatory approval, and commercialization of STRO-002 in multiple indications, including ovarian cancer, non-small cell lung cancer, triple-negative breast cancer, and other indications in Greater China. The Company will retain development and commercial rights of STRO-002 globally outside of Greater China, including the United States.

Under the Tasly License Agreement, Tasly is obligated to make to the Company an initial nonrefundable upfront payment of $40.0 million, with additional potential payments totaling up to $345 million related to development, regulatory and commercialization contingent payments and milestones. The Company will provide STRO-002 to Tasly under appropriate clinical and commercial supply service agreements. Upon commercialization, the Company will receive tiered royalties, ranging from low- to mid-teen percentages based on annual net sales of STRO-002 in Greater China for at least ten years following the first commercial sale of STRO-002 in Greater China.

The Company determined that the Tasly License Agreement falls within the scope of ASC 808, as both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the commercialization of indications for STRO-002 in Greater China. The Company concluded that the Tasly License Agreement contained the following units of account: i) licensed know-how and Sutro patents, license to trademark rights, and initial regulatory data and information necessary to prepare an IND; and ii) collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support.

The promises related to the licensed know-how and Sutro patents, license to trademark rights, and initial regulatory data and information necessary to prepare an IND are considered to be interdependent and not distinct from each other, representing a combined output. The Company determined that these promises are capable of being distinct from the collaboration governance and information sharing activities discussed below and further determined that this unit of account is a vendor-customer relationship and will account for it in accordance with ASC 606. The transaction price at inception included fixed consideration consisting of the upfront payment of $40.0 million. All potential future milestones and other payments were considered constrained at the inception of the Tasly License Agreement since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. Since there is only one performance obligation accounted for under ASC 606, no allocation of the transaction price was necessary.

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the statements of operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the year ended December 31, 2021, the Company did not recognize a reduction of research and development expenses under the Tasly License Agreement.

On December 24, 2021, the effective date of the Tasly License Agreement, the Company satisfied its only performance obligation related to the $40.0 million upfront payment by delivering to Tasly the license, know-how and data required under the Tasly License Agreement. Following the satisfaction of such performance obligation, under the Tasly License Agreement, Tasly is obligated to pay the Company the $40.0 million upfront payment. In February 2022, Tasly indicated to the Company that it would like to discuss and renegotiate the terms of the Tasly License Agreement. As any renegotiation could affect the amount and timing of Tasly’s obligations under the terms of the Tasly License Agreement, including the upfront payment, the Company has concluded that it will not recognize the $40.0 million upfront payment as revenue in December 2021.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2021	2020
	(in thousands)
Computer equipment and software	$1,353	$1,291
Furniture and office equipment	237	680
Laboratory equipment	30,231	30,814
Leasehold improvements	23,649	15,896
Construction in progress	506	1,081
Total	55,976	49,762
Less accumulated depreciation and amortization	(33,426)	(36,827)
Total property and equipment, net	$22,550	$12,935

Depreciation and amortization expense amounted to $4.8 million, $4.3 million and $4.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On February 28, 2020, (the “Effective Date”), the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford as the collateral agent and a lender, and SVB as a lender (together with Oxford, the “Lenders”), pursuant to which the Lenders agreed to lend the Company up to an aggregate of $25.0 million (the “Term A Loan”). Upon entering into the Loan and Security Agreement, the Company borrowed $25.0 million from the Lenders, with approximately $9.6 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the August 2017 Loan. As such, the August 2017 Loan has been paid in full. The Company accounted for the issuance of the Loan and Security Agreement and repayment of the August 2017 Loan as a debt modification. The associated unamortized debt discount on the August 2017 Loan and new lender fees from the debt issuance will be amortized as interest expense using the effective interest method until the maturity date of the Term A Loan.

The Company’s obligations under the Loan and Security Agreement are secured by all assets of the Company, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan and Security Agreement.

The Term A Loan matures on March 1, 2024 (the “Maturity Date”) and will be interest-only through March 1, 2022, followed by 24 equal monthly payments of principal and interest. The Term A Loan will bear interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.

The Company will be required to make a final payment of 3.83% of the original principal amount of the Term A Loan, or $1.0 million, payable on the earlier of (i) the Maturity Date, (ii) the acceleration of the Term A Loan, or (iii) the prepayment of the Term A Loan (the “Final Payment”). The final payment amount is accreted as interest expense until the Maturity Date using the effective interest method. The Company may prepay all, but not less than all, of the Term A Loan upon 30 days’ advance written notice to Oxford, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the principal amount of the Term A Loan prepaid on or before the first anniversary of the applicable funding date, or (ii) 2.00% of the principal amount of the Term A Loan prepaid between the first and second anniversary of the applicable funding date, or (iii) 1.00% of the principal amount of the Term A Loan prepaid thereafter, and prior to the Maturity Date (each, a “Prepayment Fee”).

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

As of December 31, 2021 and 2020, accrued interest expense was $0.2 million and $0.2 million, respectively.

During years ended December 31, 2021, 2020 and 2019, the Company recorded interest expense related to loans outstanding of $2.6 million, $2.3 million and $1.1 million, respectively, with average interest rates of 8.07%, 8.08% and 8.72%, respectively, and interest related to the accretion of debt discount of $0.6 million, $0.5 million and $0.2 million, respectively.

Long-term debt and net premium (amortization) balances are as follows:

	December 31,
	2021	2020
	(in thousands)
Principal amount of debt	$25,000	$25,000
Net premium / (amortization) associated with accretion of final payment and other debt issuance costs	113	(455)
Debt, current and non-current	25,113	24,545
Less: Debt, current portion	(9,375)	-
Debt, non-current portion	$15,738	$24,545

Future minimum payments of principal and estimated payments of interest on the Company’s Loan and Security Agreement as of December 31, 2021 are as follows:

Year Ending December 31:	Amount
(in thousands)

2022	$11,166
2023	13,312
2024	4,126
Total future maturities	28,604
Less amount representing interest	(2,646)
Less final payment	(958)
Total principal amount of debt	$25,000

8. Commitments and Contingencies

Leases

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

In September 2020, the Company entered into a sublease agreement (the “Sublease”) with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, in a building located in South San Francisco, California (the “Premises”). The Company uses the Premises as its new corporate headquarters and to conduct (or expand) research and development activities. The Company commenced making monthly payments for the first 85,755 square feet of the Premises (“Initial Premises”) in July 2021, with occupancy of such space commencing in August 2021. The Company was provided early access to the Initial Premises commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The commencement date for the remaining 29,711 square feet of the Premises (the “Expansion Premises”) is expected to be 24 months following the commencement date on the Initial Premises, although the Company has the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods. Additionally, the Company posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on the Company’s balance sheet as of December 31, 2021 and 2020.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the statements of operations, were as follows (in thousands):

Year ended December 31,
2021
Operating lease cost	$8,355
Short-term lease cost	117
Variable lease cost	2,089
Total lease cost	$10,561

During the year ended December 31, 2021, the Company recorded operating lease expense of $8.4 million and paid $6.2 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the statements of cash flows.

As of December 31, 2021, the weighted-average remaining lease term was 5.7 years and the weighted-average discount rate used to determine the operating lease liability was 10.8%.

As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
2022 (1)	$1,657
2023	8,002
2024	9,219
2025	9,533
2026	8,994
Thereafter	8,289
Total lease payments	45,694
Less: imputed interest	(13,433)
Operating lease liabilities	32,261
Less: current portion	(1,037)
Total lease liabilities, non-current	$31,224

(1) Includes approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by sublessor for months 7 – 18 of the sublease period, subject to certain terms contained in the Sublease.

Under the historical guidance of ASC 840, the deferred rent balance on December 31, 2020 totaled $1.3 million and the future minimum lease payments for the Company's operating leases on December 31, 2020 were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
2021	$5,742
2022 (1)	5,183
2023	6,310
2024	7,476
2025 and beyond	24,034
Total future minimum lease payments	$48,745

(1) Excludes approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by sublessor for months 7 – 18 of the sublease period, subject to certain terms contained in the Sublease.

Rent expense was $4.7 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively.

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

9. Related-Party Transactions

Upon the Company’s public offering on May 14, 2020, Merck’s ownership of the Company’s outstanding equity interest decreased to less than 10%. As a result, starting May 14, 2020, the Company ceased to reflect balances and transactions associated with Merck as being with a related party in its financial statements. Transactions with Merck for the years ended December 31, 2021, 2020 and 2019 are described in Note 5.

As discussed in Note 2, Vaxcyte closed its IPO of its common stock on June 16, 2020, resulting in the Company’s ownership of Vaxcyte’s outstanding equity being less than 4.0%. As a result, starting on June 16, 2020, the Company ceased to reflect any balances and transactions associated with Vaxcyte being a related party in its financial statements. Transactions with Vaxcyte for the years ended December 31, 2021, 2020 and 2019 are described in Note 5.

10. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

As of December 31, 2021 and 2020, the Company had reserved common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2021	2020
Common stock options issued and outstanding	6,512,086	5,439,295
Common stock awards issued and outstanding	2,403,826	666,375
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,504,641	1,710,824
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	673,251	361,539
Warrants to purchase common stock	127,616	153,070
Total	11,221,420	8,331,103

Preferred Stock

As of December 31, 2021, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of December 31, 2021 and 2020.

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

The Company adjusted the warrant liability for changes in fair value until the completion of its IPO on October 1, 2018, at which time certain convertible preferred stock warrants were converted into warrants for the purchase of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital and others expired. On October 1, 2018, 1,232,220 shares of the Series C redeemable convertible preferred warrants were canceled, and the remaining 687,928 shares were converted to 25,453 shares of warrants to purchase common stock on a 1-for-0.0370 basis at an exercise price of $12.9649. The common stock warrant was outstanding and exercisable as of December 31, 2020. In November 2021, this common stock warrant was fully net exercised into 9,308 shares of common stock. All Series E redeemable convertible preferred warrants were converted to 46,359 shares of warrants to purchase common stock on a 1-for-0.0275 basis.

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

As of December 31, 2021, the Company had 1,504,641 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activities under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	5,439,295	$11.93	7.75	$53,202
Granted	1,449,834	$20.27
Exercised	(237,370)	$10.47
Canceled/Forfeited	(139,673)	$10.94
Balances at December 31, 2021	6,512,086	$13.86	7.39	$14,955
Exercisable at December 31, 2021	3,866,289	$12.91	6.63	$9,170

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the years ended December 31, 2021, 2020 and 2019, the aggregate intrinsic value of stock options exercised was $2.8 million, $1.2 million and $0.2 million, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option pricing model with assumptions as follows:

Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.3-6.1	3.1-7.0	4.5-7.0
Expected volatility	80.9%-84.9%	73.2%-87.4%	72.7%-74.9%
Risk-free interest rate	0.6%-1.3%	0.2%-1.6%	1.4%-2.6%
Expected dividend	-	-	-

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

Expected Dividend—The Company has never paid dividends on its common stock. Therefore, the Company used an expected dividend of zero.

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the years ended December 31, 2021, 2020 and 2019 was $14.24, $5.59 and $6.71 per share, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s employment terminates prior to the release of the vesting restrictions. The RSUs generally vest over a four-year period provided the employee remains continuously employed with the Company. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.

A summary of the status and activity of non-vested RSUs for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2020	666,375	$9.83
Granted	2,094,250	20.31
Released	(238,724)	11.23
Canceled	(118,075)	17.66
Non-vested December 31, 2021	2,403,826	$18.43

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), in order to enable eligible employees to purchase shares of the Company’s common stock. The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1st of each of the first ten calendar years after the effective date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 (rounded to the nearest whole share) or a number of shares as may be determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 457,521 shares on January 1, 2021. The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2021, 2020 and 2019, the fair value of ESPP shares was estimated using the following assumptions:

		Year Ended December 31,
	2021	2020	2019
Expected term (in years)	0.5	0.5	0.5
Expected volatility	65.9-111.4%	63.0%-111.4%	63.0%-83.2%
Risk-free interest rate	0.1%	0.1%-1.9%	1.9%-2.5%
Expected dividend	-	-	-

During the years ended December 31, 2021, 2020 and 2019, 145,809, 195,992, and 131,939 shares, respectively, had been purchased. As of December 31, 2021, 673,251 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development expense:
Stock options	$2,208	$1,405	$903
Restricted stock units	4,280	770	623
ESPP	638	512	389
Subtotal	7,126	2,687	1,915
General and administrative expense:
Stock options	11,045	7,098	6,815
Restricted stock units	4,920	2,021	1,464
ESPP	150	111	118
Subtotal	16,115	9,230	8,397
Total	$23,241	$11,917	$10,312

As of December 31, 2021, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $24.7 million and $36.3 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years and 3.2 years, respectively. As of December 31, 2021, there is $0.1 million of unrecognized stock-based compensation expense related to the ESPP.

Call Option Plan

In February 2017, the Company adopted a Call Option Plan to grant selected employees, officers, directors and consultants (collectively, the “Participants”) options to purchase shares of the common stock of Vaxcyte. As of December 31, 2021, the Company has reserved 266,724 shares of Vaxcyte common stock for issuance under the program, under which call options covering 248,944 and 17,780 shares were granted in February 2017 and August 2019, respectively. The call options granted in February 2017 vested 25% on each of January 1, 2017, 2018, 2019, and 2020, and expire one year from the vesting date. The call options granted in August 2019 vest 25% on each of January 1, 2019, 2020, 2021, and 2022, and expire one year from the vesting date.

A summary of the status of the call options at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
	Shares	Shares
Options vested and exercised	262,279	257,834
Options vested and outstanding	-	-
Options unvested and outstanding	4,445	8,890
Total options granted	266,724	266,724

The amounts recognized as compensation expense related to the Call Option Plan for the years ended December 31, 2021, 2020 and 2019 were $97,000, $109,000 and $78,000, respectively. The amounts recognized as other expense or income related to the remeasurement of the vested call options for the years ended December 31, 2021, 2020 and 2019 were $109,000 of other income and $76,000 and $153,000 of other expense, respectively. As of December 31, 2021 and 2020, the liability attributable to the Call Option Plan was $97,000 and $109,000, respectively.

12. Income Taxes

Provision for income taxes was zero, $0.1 million and zero for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State tax	-	(0.1)	-
Change in valuation allowance	(24.7)	(34.7)	(22.7)
Tax credits	3.7	9.3	4.9
Stock compensation	(0.2)	(1.9)	(1.3)
ASC 606 adoption	-	-	(3.9)
Other	0.2	6.1	2.0
Total	0.0%	(0.3)%	0.0%

The components of the Company’s deferred tax assets consist of the following:

	December 31
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$67,719	$47,549
Research and development credits	31,864	25,175
Deferred revenue	-	3,629
Accruals and other	3,973	2,965
Operating lease liability	7,266	-
Stock based compensation	3,910	3,495
Fixed asset basis	1,008	917
Total deferred tax assets	115,740	83,730
Less: valuation allowance	(100,646)	(74,432)
Gross deferred tax assets	15,094	9,298
Deferred tax liabilities:
Operating lease right-of-use asset	(6,716)	-
Vaxcyte investment	(8,378)	(9,298)
Total deferred tax liabilities	(15,094)	(9,298)
Total net deferred tax assets	$-	$-

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the recognition of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the year ended December 31, 2021, 2020 and 2019, the net increase in the valuation allowance was $26.2 million, $11.1 million and $12.6 million, respectively.

As of December 31, 2021, the Company had federal net operating loss carryforwards of $281.7 million and federal general business credits from research and development expenses totaling $25.1 million, as well as state net operating loss carryforwards of $109.2 million and state research and development credits of $17.2 million.

The federal net operating loss carryforwards will expire at various dates beginning in 2032, and the federal credits will expire at various dates beginning in 2023, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year testing period. Such limitations may result in limitations upon the Company’s ability to utilize the losses in future periods. The Company has performed a Section 382 study for the period of June 16, 2003 through December 31, 2020, and concluded that it is more likely than not that the Company experienced an ownership change on November 20, 2019. This change does not limit the Company’s ability to use its existing net operating losses within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. However, if there is subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2020 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $6.4 million, $4.9 million and $3.8 million as of December 31, 2021, 2020 and 2019, respectively. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company believes that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31
	2021	2020	2019
	(in thousands)
Gross unrecognized tax benefit at January 1	$4,902	$3,783	$2,795
Additions for tax positions taken in the current year	1,492	1,090	1,005
Additions / (Reductions) for tax positions of prior years	15	29	(17)
Gross unrecognized tax benefit at December 31	$6,409	$4,902	$3,783

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(105,538)	$(32,128)	$(55,744)
Denominator:
Shares used in computing net loss per share	46,119,089	32,573,469	22,958,577
Net loss per share, basic and diluted	$(2.29)	$(0.99)	$(2.43)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the years ended December 31, 2021, 2020 and 2019 because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Common stock options issued and outstanding	6,512,086	5,439,295	3,872,664
Restricted stock units issued and outstanding	2,403,826	666,375	335,799
Warrants to purchase common stock	127,616	153,070	71,813
Shares to be issued under ESPP	54,759	55,299	41,421
Total	9,098,287	6,314,039	4,321,697

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sutro Biopharma, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sutro Biopharma, Inc.’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Sutro Biopharma, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement with respect to our 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

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

(1)
Financial Statements:

The financial statements required by Item 15(a) are filed as part of this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Data.”

(2)
Financial Statement Schedules

The financial statement schedules required by Item 15(a) are omitted because they are not applicable, not required or the required information is included in the financial statements or notes thereto as filed in Item 8 of this Annual Report on Form 10-K.

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Sutro Biopharma, Inc.	10-Q	001-38662	3.1	11/14/2018

3.2	Amended and Restated Bylaws of Sutro Biopharma, Inc.	10-Q	001-38662	3.2	11/14/2018

4.1	Third Amended and Restated Investors’ Rights Agreement, dated May 24, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	4.2a	8/29/2018

4.2	Omnibus Amendment Agreement, dated July 26, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	4.2b	8/29/2018

4.3	Form of Warrant to Purchase Shares of Common Stock.	S-1	333-227103	4.3	8/29/2018

4.5	Description of Registrant’s Securities	10-K	001-38662	4.5	3/16/2020

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers	S-1/A	333-227103	10.1	9/17/2018

10.2‡	2018 Equity Incentive Plan and form of award agreements thereunder	S-1/A	333-227103	10.4	9/17/2018
10.3‡	Amended Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.1	11/8/2019
10.4‡	Amended Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.2	11/8/2019
10.5	Sales Agreement, dated October 4, 2019, by and between the Registrant and Cowen and Company, LLC	S-3	333-234101	1.2	10/4/2019

10.6‡	2018 Employee Stock Purchase Plan and form of award agreements thereunder	S-1/A	333-227103	10.5	9/17/2018

10.7‡	2004 Stock Plan, as amended, and forms of award agreements.	S-1	333-227103	10.2	8/29/2018

10.8‡	2017 Call Option Plan and forms of award agreements.	S-1	333-227103	10.3	8/29/2018

10.9†	Exclusive Patent License and Research Collaboration Agreement, dated July 23, 2018, by and between the Registrant and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ.	S-1/A	333-227103	10.15	9/17/2018

10.11‡	Offer Letter, dated December 11, 2012, by and between the Registrant and Edward C. Albini.					X

10.12‡	Offer Letter, dated December 29, 2008, by and between the Registrant and William J. Newell, as amended.	S-1	333-227103	10.6	8/29/2018

10.14‡	Offer Letter, dated November 12, 2010, by and between the Registrant and Trevor Hallam, as amended.	S-1	333-227103	10.8	8/29/2018

10.16	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated May 18, 2011, by and between the Registrant and Lydia Tseng and/or Alemany Plaza LLC, as amended.	S-1	333-227103	10.10	8/29/2018

10.17†	Amended and Restated Collaboration and License Agreement, dated August 2, 2017, by and among Celgene Corporation, Celgene Alpine Investment Company II, LLC, and the Registrant, as amended.	S-1/A	333-227103	10.11	9/17/2018

10.18†	License Agreement, dated September 16, 2014, by and between Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”) and the Registrant, as amended.	S-1	333-227103	10.12	8/29/2018

10.19†	Amended and Restated Exclusive Agreement, dated October 3, 2007, between The Board of Trustees of The Leland Stanford Junior University and Fundamental Applied Biology, Inc., as amended.	S-1/A	333-227103	10.13	9/17/2018
10.20	Loan and Security Agreement, dated February 28, 2020, among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.	10-K	001-38662	10.20	3/16/2020

10.21	Form of Warrant to Oxford Finance LLC pursuant to the Loan and Security Agreement.	10-K	001-38662	10.21	3/16/2020
10.22	Form of Warrant to Silicon Valley Bank pursuant to the Loan and Security Agreement.	10-K	001-38662	10.22	3/16/2020
10.23	Sublease Agreement, dated September 3, 2020, by and between the Company and Five Prime Therapeutics, Inc.	10-Q	001-38662	10.1	11/5/2020

10.24‡	Severance and Change in Control Plan of the Company	10-K	001-38662	10.24	3/18/2021

10.25	Third Amendment to Lease 888-894 Industrial Road, San Carlos, CA	10-Q	001-38662	10.2	8/9/2021

10.26‡	2021 Equity Inducement Plan Document	S-8	333-258603	99.1	8/9/2021

10.27	Second Amendment to the Exclusive Patent License and Research Collaboration Agreement	10-Q	001-38662	10.2	11/10/2021

10.28	Option Agreement, dated October 9, 2021, by and between the Registrant and BioNova Pharmaceuticals Limited.					X

10.29	License Agreement, dated December 24, 2021. by and between the Registrant and Tasly Biopharmaceuticals Co., Ltd.					X

10.30	Offer Letter, dated May 23, 2021, by and between the Registrant and Jane Chung.					X

10.31	Offer Letter, dated December 11, 2015, by and between the Registrant and Arturo Molina.					X

21.1	Subsidiaries of the Registrant.	S-1	333-227103	21.1	8/29/2018

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SUTRO BIOPHARMA, INC.

Date: February 28, 2022	By:	/s/ William J. Newell
	Name:	William J. Newell
	Title:	Chief Executive Officer

Date: February 28, 2022	By:	/s/ Edward C. Albini
	Name:	Edward C. Albini
	Title:	Chief Financial Officer

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

/s/ William J. Newell	President, Chief Executive Officer and Director	February 28, 2022
William J. Newell	(Principal Executive Officer)
/s/ Edward C. Albini	Chief Financial Officer and Corporate Secretary	February 28, 2022
Edward C. Albini	(Principal Financial and Accounting Officer)
/s/ Michael Dybbs, Ph.D.	Director	February 28, 2022
Michael Dybbs, Ph.D.
/s/ John G. Freund, M.D.	Director	February 28, 2022
John G. Freund, M.D.
/s/ Joseph M. Lobacki	Director	February 28, 2022
Joseph M. Lobacki
/s/ Connie Matsui	Director	February 28, 2022
Connie Matsui
/s/ James Panek	Director	February 28, 2022
James Panek
/s/ Daniel H. Petree	Director	February 28, 2022
Daniel H. Petree
/s/ Shalini Sharp	Director	February 28, 2022
Shalini Sharp
/s/ Jon M. Wigginton, M.D.	Director	February 28, 2022
Jon M. Wigginton, M.D.
/s/ Heidi Hunter	Director	February 28, 2022
Heidi Hunter

