Form 10-Q
period 2022-03-31
SUTRO BIOPHARMA, INC.
filed 2022-05-09
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Registrant’s telephone number, including area code: (650) 881-6500

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

As of May 4, 2022, the registrant had 46,934,111 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,901	$30,414
Marketable securities	142,500	130,343
Investment in equity securities	37,744	37,181
Accounts receivable	11,686	12,454
Prepaid expenses and other current assets	7,911	8,123
Total current assets	228,742	218,515
Property and equipment, net	23,285	22,550
Operating lease right-of-use assets	28,372	29,041
Marketable securities, non-current	20,699	68,775
Other non-current assets	1,705	1,655
Restricted cash	872	872
Total assets	$303,675	$341,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,705	$11,327
Accrued compensation	5,408	11,417
Deferred revenue - current	6,279	5,496
Operating lease liability - current	1,078	1,037
Debt - current	12,500	9,375
Other current liabilities	2,790	3,084
Total current liabilities	38,760	41,736
Operating lease liability - non-current	31,634	31,224
Debt - non-current	12,762	15,738
Other noncurrent liabilities	147	146
Total liabilities	83,303	88,844
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 46,926,859 and 46,327,131 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	47	46
Additional paid-in-capital	593,998	586,243
Accumulated other comprehensive loss	(1,152)	(314)
Accumulated deficit	(372,521)	(333,411)
Total stockholders’ equity	220,372	252,564
Total Liabilities and Stockholders’ Equity	$303,675	$341,408

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$5,897	$14,660
Operating expenses
Research and development	29,990	22,562
General and administrative	15,039	11,107
Total operating expenses	45,029	33,669
Loss from operations	(39,132)	(19,009)
Interest income	116	197
Unrealized gain (loss) on equity securities	563	(10,689)
Interest and other expense, net	(657)	(858)
Net loss	$(39,110)	$(30,359)
Net loss per share, basic and diluted	$(0.84)	$(0.66)
Weighted-average shares used in computing basic and diluted loss per share	46,499,602	45,907,590

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(39,110)	$(30,359)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(838)	(129)
Comprehensive loss	$(39,948)	$(30,488)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	46,327,131	$46	$586,243	$(314)	$(333,411)	$252,564
Exercise of common stock options	32,497	—	180	—	—	180
Issuance of common stock under Employee Stock Purchase Plan	146,165	—	1,006	—	—	1,006
Vesting of restricted stock units	465,731	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(44,665)	—	(404)	—	—	(404)
Stock-based compensation expense	—	—	6,974	—	—	6,974
Net unrealized loss on available-for- sale securities	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(39,110)	(39,110)
Balances at March 31, 2022	46,926,859	$47	$593,998	$(1,152)	$(372,521)	$220,372

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	45,752,116	$46	$559,746	$129	$(227,873)	$332,048
Exercise of common stock options	129,161	—	1,360	—	—	1,360
Issuance of common stock under Employee Stock Purchase Plan	93,346	—	873	—	—	873
Vesting of restricted stock units	147,349	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(18,366)	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	3,952	—	—	3,952
Net unrealized loss on available-for- sale securities	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(30,359)	(30,359)
Balances at March 31, 2021	46,103,606	$46	$565,524	$—	$(258,232)	$307,338

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net loss	$(39,110)	$(30,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,327	1,291
Amortization of premium on marketable securities	546	496
Stock-based compensation	6,974	3,952
Noncash lease expenses	669	1,190
Unrealized (gain) loss on equity securities	(563)	10,689
Remeasurement of liability awards	2	(11)
Other	123	39
Changes in operating assets and liabilities:
Accounts receivable	768	(1,668)
Prepaid expenses and other assets	212	(3,382)
Accounts payable	(1,132)	(462)
Accrued compensation	(6,009)	(4,327)
Other liabilities	(296)	(267)
Deferred revenue	783	(7,793)
Change in operating lease liability	451	182
Net cash used in operating activities	(35,255)	(30,430)
Investing activities
Purchases of marketable securities	(10,994)	(164,604)
Maturities of marketable securities	28,109	40,250
Sales of marketable securities	17,420	5,000
Purchases of equipment and leasehold improvements	(1,553)	(2,376)
Net cash provided by (used in) investing activities	32,982	(121,730)
Financing activities
Payment of issuance costs	(22)	-
Proceeds from exercise of common stock options	180	1,360
Taxes paid related to net shares settlement of restricted stock units	(404)	(407)
Proceeds from employee stock purchase plan	1,006	873
Net cash provided by financing activities	760	1,826
Net decrease in cash, cash equivalents and restricted cash	(1,513)	(150,334)
Cash, cash equivalents and restricted cash at beginning of period	31,286	207,024
Cash, cash equivalents and restricted cash at end of period	$29,773	$56,690
Supplemental disclosure of cash flow information:
Cash paid for interest	$504	$331
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable	$881	$809
Issuance costs included in accounts payable	$28	$–
Embedded interest associated with program fees	$–	$231

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

1. Organization and Principal Activities

Description of Business

Sutro Biopharma, Inc. (the “Company”), is a clinical stage drug discovery, development and manufacturing company focused on deploying its proprietary integrated cell-free protein synthesis platform, XpressCF® and its site-specific conjugation platform, XpressCF+® to create a broad variety of optimally designed, next-generation protein therapeutics, initially for cancer. The Company was incorporated on April 21, 2003 and is headquartered in South San Francisco, California.

The Company operates in one business segment, the development of biopharmaceutical products.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2022, the Company had an accumulated deficit of $372.5 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of March 31, 2022, the Company had unrestricted cash, cash equivalents and marketable securities of $192.1 million, which is available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of March 31, 2022 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2021 condensed balance sheet was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2021.

Impacts of Recently Adopted Accounting Pronouncements on 2021 Interim Reporting

On July 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), effective as of January 1, 2021. As a result, interim results for reporting periods beginning on or after January 1, 2021 will differ from amounts previously reported on the Company’s quarterly reports on Form 10-Q. The adoption of ASC 842 did not have a material impact on the Company’s condensed Statements of Operations and condensed Statements of Cash Flows.

Recent Accounting Pronouncements Not Yet Adopted

There were no new accounting pronouncements issued since our filing of the Annual Report on Form 10-K for the year ended December 31, 2021, which could have a significant effect on our condensed financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the condensed Statements of Cash Flows.

	March 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$28,901	$55,818
Restricted cash	872	872
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$29,773	$56,690

Investments in Equity Securities

Vaxcyte common stock held by the Company is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, with any unrealized gains and losses recorded in the Company’s condensed Statements of Operations.

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

Revenue Recognition

When the Company enters into collaboration agreements, it assesses whether the arrangements fall within the scope of ASC 808 (Collaborative Arrangements (ASC 808)), based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and its collaboration partner fall within the scope of other accounting literature. If it concludes that payments from the collaboration partner to the Company represent consideration from a customer, such as license fees and contract research and development activities, the Company accounts for those payments within the scope of ASC 606, Revenue from Contracts with Customers. However, if the Company concludes that its collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, the Company presents such payments as a reduction of research and development expense or general and administrative expense, based on where the Company presents the underlying expense.

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

For arrangements that include multiple performance obligations, the Company allocates the transaction price to the identified performance obligations based on the standalone selling price, or SSP, of each distinct performance obligation. In instances where SSP is not directly observable, the Company develops assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. These key assumptions may include full-time equivalent, or FTE personnel effort, estimated costs, discount rates and probabilities of clinical development and regulatory success.

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

Milestone and Contingent Payments: At the inception of the arrangement and at each reporting date thereafter, the Company assesses whether it should include any milestone and contingent payments or other forms of variable consideration in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty, the associated milestone value is included in the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Since milestone and contingent payments may become payable to the Company upon the initiation of a clinical study or filing for or receipt of regulatory approval, the Company reviews the relevant facts and circumstances to determine when the Company should update the transaction price, which may occur before the triggering event. When the Company updates the transaction price for milestone and contingent payments, the Company allocates the changes in the total transaction price to each performance obligation in the agreement on the same basis as the initial allocation. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment, which may result in recognizing revenue for previously satisfied performance obligations in such period. The Company’s collaborators generally pay milestones and contingent payments subsequent to achievement of the triggering event.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$28,358	$28,358	$-	$-
Commercial paper	25,179	-	25,179	-
Corporate debt securities	49,511	-	49,511	-
Equity securities	37,744	37,744	-	-
Asset-backed securities	20,398	-	20,398	-
U.S. government securities	47,031	47,031	-	-
Supranational debt securities	21,079	-	21,079	-
Total	$229,300	$113,133	$116,167	$-

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$29,451	$29,451	$-	$-
Commercial paper	22,580	-	22,580	-
Corporate debt securities	74,861	-	74,861	-
Equity securities	37,181	37,181	-	-
Asset-backed securities	32,957	-	32,957	-
U.S. government securities	47,420	47,420	-	-
Supranational debt securities	21,300	-	21,300	-
Total	$265,750	$114,052	$151,698	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of March 31, 2022 and December 31, 2021, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

Investments in Equity Securities

As of both March 31, 2022 and December 31, 2021, the Company held 1,562,879 shares, respectively, of Vaxcyte common stock with an estimated fair value of $37.7 million and $37.2 million, respectively. Related to Vaxcyte common stock, the Company recognized an unrealized gain of $0.6 million and an unrealized loss of $10.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	March 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$28,358	$-	$-	$28,358
Commercial paper	25,179	-	-	25,179
Corporate debt securities	49,976	-	(465)	49,511
Asset-based securities	20,446	-	(48)	20,398
U.S. government securities	47,476	-	(445)	47,031
Supranational debt securities	21,273	-	(194)	21,079
Total	192,708	-	(1,152)	191,556
Less amounts classified as cash equivalents	(28,358)	-	-	(28,358)
Total marketable securities	$164,350	$-	$(1,152)	$163,198

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$29,451	$-	$-	$29,451
Commercial paper	22,580	-	-	22,580
Corporate debt securities	75,012	-	(151)	74,861
Asset-based securities	32,975	-	(18)	32,957
U.S. government securities	47,504	-	(84)	47,420
Supranational debt securities	21,361	-	(61)	21,300
Total	228,883	-	(314)	228,569
Less amounts classified as cash equivalents	(29,451)	-	-	(29,451)
Total marketable securities	$199,432	$-	$(314)	$199,118

As of March 31, 2022 and December 31, 2021, $20.7 million and $68.8 million, respectively, of marketable securities had maturities of more than one year and less than two years and are classified as non-current assets.

There were $138.0 million and $176.5 million of investments in an unrealized loss position of $1.2 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after March 31, 2022 and 2021, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of March 31, 2022 and 2021. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of March 31, 2022 and December 31, 2021 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the period then ended.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements and supply agreements with various pharmaceutical and biotechnology companies. See “Note 5. Collaboration and License Agreements and Supply Agreements” to the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, or as further described below, for additional information on each of its collaboration agreements.

The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of March 31, 2022 and December 31, 2021.

In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$2,165	$1,239
Merck Sharp & Dohme Corporation (“Merck”)	1,064	11,883
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	1,897	220
Vaxcyte	771	1,318
Total revenue	$5,897	$14,660

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the three months ended March 31, 2022:

Three Months Ended
March 31, 2022
(in thousands)
Deferred revenue—December 31, 2021	$5,496
Additions to deferred revenue	2,279
Recognition of revenue in current period	(1,496)
Deferred revenue—March 31, 2022	$6,279

The Company’s balance of deferred revenue contains a license option payment and an advance payment for an obligation from one of our supply agreements which remains partially unsatisfied. The Company expects to recognize approximately $6.3 million of the deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the three months ended March 31, 2022, except as described below.

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

As of both March 31, 2022 and December 31, 2021, there was no deferred revenue related to payments received by the Company under the BMS Agreement.

2018 BMS Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 BMS Master Services Agreement”) with BMS, wherein BMS requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of March 31, 2022, and December 31, 2021, there was $2.3 million and $0.6 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Research and development services	$244	$302
Materials supply	1,921	937
Total revenue	$2,165	$1,239

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

Under ASC 606, the Company determined there was a financing component associated with the $60.0 million upfront payment on the unearned revenue portion beyond one year from the effective date of the agreement, which amount was recognized as interest expense and revenue over the estimated service period for the first and second target programs.

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

In the second quarter of 2021, the Company earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration. The $15.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $65.0 million to $80.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the period ended December 31, 2021. As a result of the change in transaction price, the Company recognized substantially all of the $15.0 million contingent payment as a cumulative catch-up in revenue in the period ended December 31, 2021, with a remaining $0.3 million related to the Joint Steering Committee, ("JSC") performance obligation. This remaining $0.3 million related to the JSC performance obligation was recognized in the period ended March 31, 2022.

In September 2021, the Company entered into an amendment to the 2018 Merck Agreement (the “2021 Amendment”) to extend the research term for the first program in the 2018 Merck Agreement to discover and develop novel cytokine derivative therapeutics for cancer and autoimmune disorders. Under the terms of the 2021 Amendment, the Company received a payment of $2.5 million and may receive up to an additional $7.5 million upon the achievement of certain developmental milestones. Pursuant to ASC 606, the Company concluded that the 2021 Amendment constitutes a contract modification which is to be accounted for as a separate contract from the 2018 Merck Agreement. From the $2.5 million payment received, $1.9 million was recognized as revenue on a proportion of performance basis in the year ended December 31, 2021, related to the Company’s identified performance obligations under the 2021 Amendment. The remaining $0.6 million was recognized as revenue in the period ended March 31, 2022. The additional $7.5 million is considered to be fully constrained variable consideration.

In December 2021, Merck did not extend the research term for the second research program of the collaboration, which research program reverted to the Company. The first research program of the collaboration is focused on two distinct cytokine derivative molecules for the treatment of cancer. The Company is eligible to receive aggregate contingent payments of up to approximately $0.5 billion for the target program selected by Merck, assuming the development and sale of the therapeutic candidate and all possible indications identified under the collaboration. If one or more products from the target program is developed for non-oncology or a single indication, the Company will be eligible for reduced aggregate contingent payments. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

As of March 31, 2022 and December 31, 2021, there was zero and $0.9 million, respectively, of deferred revenue related to the 2018 Merck Agreement and 2021 Amendment.

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

As of both March 31, 2022 and December 31, 2021, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$862	$9,061
Research and development services	173	1,205
Financing component on unearned revenue	-	231
Materials supply	29	1,386
Total revenue	$1,064	$11,883

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

As of both March 31, 2022 and December 31, 2021, there was no deferred revenue related to payments received by the Company under the MDA Agreement.

2019 EMD Serono Supply Agreement

In April 2019, the Company entered into an ADC Product Preclinical and Phase I Clinical Supply Agreement (the “2019 EMD Serono Supply Agreement”) with EMD Serono, wherein EMD Serono requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of both March 31, 2022 and December 31, 2021, there was no deferred revenue related to payments received by the Company under the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Research and development services	$284	$163
Materials supply	1,613	57
Total revenue	$1,897	$220

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturers (“CMOs”) to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. For the periods ended March 31, 2022 and March 31, 2021, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $2.4 million and $0.3 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

Revenues under the Vaxcyte Supply Agreement were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Research and development services	$601	$205
Materials supply	170	1,113
Total revenue	$771	$1,318

BioNova Option Agreement

In October 2021, the Company entered into an agreement with BioNova Pharmaceuticals, Ltd. (“BioNova”) granting BioNova the option to obtain exclusive rights to develop and commercialize STRO-001 in China, Hong Kong, Macau and Taiwan (“Greater China”). BioNova will pursue the clinical development, regulatory approval, and commercialization of STRO-001 in multiple indications, including non-Hodgkin's lymphoma, multiple myeloma, and leukemia in the licensed territory. The Company will retain development and commercial rights of STRO-001 globally outside of Greater China, including the United States.

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

The Company identified a combined performance obligation under the initial license option agreement, which consists of four interrelated promises: generating a recommended dose of STRO-001 for multiple myeloma and Non-Hodgkin’s lymphoma, providing licensed know-how and regulatory filings necessary to prepare an IND; providing initial clinical supply in the People’s Republic of China; and participating in the JSC. These promises are considered to be interdependent and not distinct from each other, representing a combined output. The transaction price at inception included the refundable payment of $4.0 million and was considered constrained at the inception of the agreement since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. BioNova will have the right to exercise the license option for an additional payment of $12.0 million. As of March 31, 2022, there was $4.0 million of deferred revenue related to the payment received by the Company under the BioNova Option Agreement and BioNova had not yet exercised the license option.

Tasly License Agreement

In December 2021, the Company entered into a license agreement with Tasly Biopharmaceuticals Co., Ltd. (“Tasly”), to grant Tasly an exclusive license to develop and commercialize STRO-002 in Greater China. Tasly will pursue the clinical development, regulatory approval, and commercialization of STRO-002 in multiple indications, including ovarian cancer, non-small cell lung cancer, triple-negative breast cancer, and other indications in Greater China. The Company will retain development and commercial rights of STRO-002 globally outside of Greater China, including the United States.

Under the Tasly License Agreement, Tasly was obligated to make to the Company an initial nonrefundable upfront payment of $40.0 million, with additional potential payments totaling up to $345 million related to development, regulatory and commercialization contingent payments and milestones. The Company will provide STRO-002 to Tasly under appropriate clinical and commercial supply service agreements. Upon commercialization, the Company will receive tiered royalties, ranging from low- to mid-teen percentages based on annual net sales of STRO-002 in Greater China for at least ten years following the first commercial sale of STRO-002 in Greater China.

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the condensed Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the three months ended March 31, 2022, the Company did not recognize a reduction of research and development expenses under the Tasly License Agreement.

On December 24, 2021, the effective date of the Tasly License Agreement, the Company satisfied its only performance obligation related to the $40.0 million upfront payment by delivering to Tasly the license, know-how and data required under the Tasly License Agreement. Following the satisfaction of such performance obligation, under the Tasly License Agreement, Tasly was obligated to pay the Company the $40.0 million upfront payment. In February 2022, Tasly indicated to the Company that it would like to discuss and renegotiate the terms of the Tasly License Agreement. As any renegotiation could affect the amount and timing of Tasly’s obligations under the terms of the Tasly License Agreement, including the upfront payment, the Company concluded that it would not recognize the $40.0 million upfront payment as revenue as of December 31, 2021 and as of March 31, 2022. An amendment between Tasly and the Company was subsequently executed in April 2022. Please refer to the Subsequent Event note for additional information.

6. Loan and Security Agreement

The Company entered into loan and security agreements with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) in both August 2017 and February 2020. See “Note 7. Loan and Security Agreement” to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, or as further described below, for additional information.

In connection with entering into the loan and security agreement in February 2020, the Company issued to the lenders warrants exercisable for 81,257 shares of the Company’s common stock (the “2020 Warrants”). The 2020 Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which was the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the effective date of the February 2020 loan and security agreement. The 2020 Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions. The estimated fair value upon issuance of the Warrants of $0.6 million was recorded as a debt discount on the associated borrowings on the Company’s balance sheet. The debt discount is being amortized to interest expense over the expected repayment period of the loan using the effective-interest method.

As of March 31, 2022, the Company has classified $12.5 million of the outstanding debt balance as current and $12.8 million as non-current, which reflects the scheduled repayment terms under the February 2020 loan and security agreement.

As of both March 31, 2022 and December 31, 2021, accrued interest expense was $0.2 million.

During the three months ended March 31, 2022, the Company recorded interest expense related to loans outstanding of $0.7 million, with average interest rates of 8.07%, and interest related to the accretion of debt discount of $0.1 million. During the three months ended March 31, 2021, the Company recorded interest expense related to loans outstanding of $0.6 million, with average interest rates of 8.07%, and interest related to the accretion of debt discount of $0.1 million.

7. Commitments and Contingencies

Leases

The Company leases certain office, laboratory and manufacturing facilities in South San Francisco, California and San Carlos, California. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 5 years. These renewal options have not been considered in the determination of the ROU assets and lease liabilities associated with these leases as the Company has determined it is not reasonably certain it will exercise such options.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$1,538	$2,015
Short-term lease cost	21	41
Variable lease cost	424	380
Total lease costs	$1,983	$2,436

During the three months ended March 31, 2022 and 2021, the Company recorded operating lease expense of $1.5 million and $2.0 million, respectively, and paid $0.4 million and $0.6 million, respectively, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the condensed Statements of Cash Flows.

As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease term was 5.5 years and 5.7 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of March 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2022	$1,238
2023	8,002
2024	9,219
2025	9,533
2026	8,994
Thereafter	8,289
Total lease payments	45,275
Less: imputed interest	(12,563)
Operating lease liabilities	32,712
Less: current portion	(1,078)
Total lease liabilities, non-current	$31,634

Indemnification & Other

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s balance sheets, condensed Statements of Operations, or condensed Statements of Cash Flows. The Company currently has directors’ and officers’ liability insurance.

In addition, the Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

8. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	March 31,	December 31,
	2022	2021
Common stock options issued and outstanding	7,243,696	6,512,086
Common stock awards issued and outstanding	3,675,945	2,403,826
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,336,511	1,504,641
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	990,346	673,251
Warrants to purchase common stock	127,616	127,616
Total	13,374,114	11,221,420

Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 31, 2022 and December 31, 2021.

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

The Company adjusted the warrant liability for changes in fair value until the completion of its IPO on October 1, 2018, at which time certain convertible preferred stock warrants were converted into warrants for the purchase of common stock and the related convertible preferred stock warrant liability was reclassified to additional paid-in capital and others expired. On October 1, 2018, 1,232,220 shares of the Series C redeemable convertible preferred warrants were canceled, and the remaining 687,928 shares were converted on a 1-for-0.0370 basis to warrants to purchase 25,453 shares of common stock. In November 2021, this common stock warrant was fully net exercised into 9,308 shares of common stock. All Series E redeemable convertible preferred warrants were converted on a 1-for-0.0275 basis to warrants to purchase 46,359 shares of common stock.

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

9. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan, 2018 Equity Incentive Plan and 2021 Equity Inducement Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 2,316,303 shares on January 1, 2022.

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

As of March 31, 2022, the Company had a total of 1,336,511 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2021	6,512,086	$13.86	7.39	$14,955
Granted	862,000	$8.17
Exercised	(32,497)	$5.55
Canceled and forfeited	(97,893)	$13.23
Stock options outstanding at March 31, 2022	7,243,696	$13.23	7.52	$1,098
Stock options exercisable at March 31, 2022	4,140,938	$13.08	6.58	$672

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three months ended March 31, 2022 and March 31, 2021, the aggregate intrinsic value of stock options exercised was $0.1 million and $1.9 million, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

	Three Months Ended
	March 31,
	2022	2021
Expected term (in years)	6.0	5.8-6.1
Expected volatility	81.9%	84.6%-84.9%
Risk-free interest rate	1.7%	0.6%-1.0%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three months ended March 31, 2022 and 2021 was $5.72 and $15.13 per share, respectively.

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 1,812,500 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually and will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the three months ended March 31, 2022 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2021	2,403,826	$18.43
Granted	1,812,500	$8.19
Vested and released	(465,731)	$17.76
Canceled and forfeited	(74,650)	$14.28
Non-vested March 31, 2022	3,675,945	$13.55

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, in order to enable eligible employees to purchase shares of the Company’s common stock. The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 463,260 shares on January 1, 2022. The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the three months ended March 31, 2022 and 2021, the fair value of ESPP shares was estimated using the following assumptions:

	Three Months Ended
	March 31,
	2022	2021
Expected term (in years)	0.5	0.5
Expected volatility	65.9%-66.3%	72.5%-111.4%
Risk-free interest rate	0.1%-0.9%	0.1%
Expected dividend	–	–

As of March 31, 2022, 619,905 shares had been purchased and 990,346 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Research and development expense:	$2,613	$1,104
General and administrative expense:	4,361	2,848
Total	$6,974	$3,952

As of March 31, 2022, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $25.4 million and $47.4 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years and 3.3 years, respectively. As of March 31, 2022, there was $0.4 million of unrecognized stock-based compensation expense related to the ESPP.

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

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended
	March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(39,110)	$(30,359)
Denominator:
Shares used in computing net loss per share	46,499,602	45,907,590
Net loss per share, basic and diluted	$(0.84)	$(0.66)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the period ended March 31, 2022 and 2021, because including them would have been antidilutive:

	As of March 31,
	2022	2021
Common stock options issued and outstanding	7,243,696	6,118,376
Restricted stock units issued and outstanding	3,675,945	1,934,501
Warrants to purchase common stock	127,616	153,070
Employee stock purchase plan	15,212	4,556
Total	11,062,469	8,210,503

11. Subsequent Event

On April 18, 2022, the Company entered into amendment No. 1 (the “Amendment”) to the Tasly License Agreement with Tasly regarding Tasly’s exclusive license to develop and commercialize STRO-002 in Greater China, consisting of China, Hong Kong, Macau and Taiwan. Pursuant to the Amendment, the initial nonrefundable upfront payment due by Tasly was amended to $25.0 million, and a $15.0 million payment will be placed in escrow by Tasly in the second quarter of 2022 and become payable to the Company upon certain regulatory milestones. The Amendment also added an additional regulatory milestone payment to the Tasly License Agreement, providing additional potential payments totaling up to $350.0 million related to development, regulatory and commercialization milestones, beyond the payments described above, and made certain other ministerial edits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. These forward-looking statements may include, but are not limited to, statements related to our expectations regarding the potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations, our future results of operations and financial position, business strategy, market size, potential growth opportunities, preclinical and clinical development activities, efficacy and safety profile of our product candidates, use of net proceeds from our public offerings, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of preclinical studies and clinical trials, commercial collaborations with third parties and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

We are a clinical stage drug discovery, development and manufacturing company focused on deploying our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site specific conjugation platform, XpressCF+®, to create a broad variety of optimally designed, next-generation protein therapeutics, initially for cancer. We aim to design therapeutics using the most relevant and potent modalities, including cytokine-based therapeutics, immuno-oncology, or I/O agents, antibody-drug conjugates, or ADCs, immunostimulatory ADCs, or iADCs, and bispecific antibodies that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF® and XpressCF+® platforms to create medicines with improved therapeutic profiles for areas of unmet need.

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

STRO-002 was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+® platform. Our first Phase 1 trial for STRO-002 is an open-label study evaluating STRO-002 as a monotherapy for patients with ovarian and endometrial cancers. This trial is being conducted in two-parts, dose escalation and dose expansion. The primary objectives of the STRO-002 clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics and additional safety, tolerability and efficacy measures.

We are developing STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+® platform. The Phase 1 trial for STRO-001 is an open-label study that is evaluating STRO-001 as a monotherapy for patients with multiple myeloma and NHL. The trial is being conducted in two parts: dose escalation and dose expansion. The primary objectives of the trial are to determine the safety and tolerability profile of STRO-001, determine the recommended Phase 2 dose and interval and evaluate preliminary anti-tumor activity. The secondary objectives are to characterize the human pharmacokinetics of STRO-001 and additional safety, tolerability and efficacy measures.

In March 2019, STRO-002 began enrolling patients in a Phase 1 trial focused on ovarian and endometrial cancers. The dose escalation portion of the STRO-002 Phase 1 trial has been completed and the dose expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2 mg/kg. In May 2021, we reported data from the dose-escalation cohort. Based on such reported data, STRO-002 exhibited a manageable safety profile and promising preliminary efficacy data. In January 2022, we released initial results of the dose expansion portion of the STRO-002 Phase 1 trial. These data suggested that STRO-002 exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population. In August 2021, we were granted Fast Track designation for STRO-002 by the FDA for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. In December 2021, we entered into a licensing agreement with Tasly Biopharmaceuticals Co., Ltd, or Tasly, to grant Tasly an exclusive license to develop and commercialize STRO-002 in China, Hong Kong, Macau and Taiwan, referred to as Greater China, or the Tasly License Agreement, which agreement was amended in April 2022.

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

Based on our proprietary XpressCF® and XpressCF+® platforms, we have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS; a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”); and a license agreement to develop and commercialize STRO-002 in Greater China with Tasly. Our XpressCF® and XpressCF+® platforms have also supported a spin-out company, Vaxcyte Inc., or Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease.

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

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $39.1 million and a net loss of $39.1 million for the three months ended March 31, 2022, which net loss included the non-operating, unrealized gain of $0.6 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $19.0 million and net loss of $30.4 million, due principally to an unrealized loss of $10.7 million related to our holdings of Vaxcyte common stock, for the three months ended March 31, 2021. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of March 31, 2022, we had an accumulated deficit of $372.5 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

For arrangements that include multiple performance obligations, we allocate the transaction price to the identified performance obligations based on the standalone selling price, or SSP, of each distinct performance obligation. In instances where SSP is not directly observable, we develop assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. These key assumptions may include full-time equivalent, or FTE personnel effort, estimated costs, discount rates and probabilities of clinical development and regulatory success.

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

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Internal costs:
Research and drug discovery	$8,160	$5,960
Process and product development	3,688	3,370
Manufacturing	8,649	7,816
Clinical development	2,234	900
Total internal costs	22,731	18,046
External Program Costs:
Research and drug discovery	482	324
Toxicology and translational science	273	410
Process and product development	181	162
Manufacturing	3,668	1,724
Clinical development	2,655	1,896
Total external program costs	7,259	4,516
Total research and development expenses	$29,990	$22,562

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resources, audit, accounting and tax services and allocated facilities-related costs. Personnel costs include salaries, employee benefits and stock-based compensation. We expect to incur additional expenses operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on the Nasdaq Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our administrative function and our general and administrative expenses to support the anticipated growth of our business, and as we continue to advance our product candidates into and through the clinic.

Interest Income

Interest income consists primarily of interest earned on our invested funds.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities consists of the remeasurement of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs including accretion of final payment. Additionally, we identified a financing component under the Merck 2018 Agreement and recorded interest expense incurred in 2021 associated with the upfront payment. Other income (expense) includes changes in values attributable to the arrangement with our Call Option Plan whereby we granted certain employees options to purchase shares of Vaxcyte common stock.

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
	2022	2021	Change	Change (%)
	(in thousands)
Revenues	$5,897	$14,660	$(8,763)	(60)%
Operating expenses
Research and development	29,990	22,562	7,428	33%
General and administrative	15,039	11,107	3,932	35%
Total operating expenses	45,029	33,669	11,360	34%
Loss from operations	(39,132)	(19,009)	(20,123)	106%
Interest income	116	197	(81)	(41)%
Unrealized gain (loss) on equity securities	563	(10,689)	11,252	(105)%
Interest and other expense, net	(657)	(858)	201	(23)%
Net loss	$(39,110)	$(30,359)	$(8,751)	29%

Revenue

We have recognized revenue as follows during the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$2,165	$1,239	$926	75%
Merck Sharp & Dohme Corporation (“Merck”)	1,064	11,883	(10,819)	(91)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	1,897	220	1,677	762%
Vaxcyte	771	1,318	(547)	(42)%
Total revenue	$5,897	$14,660	$(8,763)	(60)%

Total revenue decreased by $8.8 million, or 60%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was due primarily to a $10.8 million decrease from Merck, related to a $3.3 million decrease from the 2021 completion of the performance obligations associated with the first and second target programs under the 2018 Merck Agreement, full recognition of $6.0 million of revenue associated with the contingent third target program upon the termination of the related performance obligation during the first quarter of 2021, a $1.0 million decrease in research and development activities, and a $1.4 million decrease in manufacturing activities supporting materials supply, partially offset by recognition of $0.3 million of revenue related to the remaining Joint Steering Committee performance obligation under the 2018 Merck Agreement and recognition of $0.6 million of revenue related to the remaining performance obligation from the $2.5 million payment received under the 2021 Amendment. Revenue from Vaxcyte under our supply agreement decreased by $0.5 million, partially offset by an increase from EMD Serono and BMS of $1.7 million and $0.9 million, respectively, related to contract research and manufacturing activities supporting materials supply.

Research and Development Expense

Research and development expense increased by $7.4 million, or 33%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was due primarily to increases of $3.3 million in personnel-related expenses due to higher headcount, $2.6 million in consulting and outside services, and $1.6 million in laboratory supplies and preclinical research and clinical development expenses, partially offset by a $0.1 million decrease in facilities-related expenses.

General and Administrative Expense

General and administrative expense increased by $3.9 million, or 35%, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was due primarily to increases of $2.3 million in personnel-related expenses due to higher headcount, $1.3 million in external services, $0.2 million in facilities-related expenses, and $0.1 million in equipment and office-related expenses.

Interest Income

Interest income decreased by $0.1 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due primarily to a decrease in the balance of investments.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain on equity securities was $0.6 million during the three months ended March 31, 2022 as compared to an unrealized loss of $10.7 million for the three months ended March 31, 2021. The unrealized gain (loss) on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, decreased by $0.2 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due primarily to the absence in 2022 of the financing component related to the 2018 Merck Agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $192.1 million, equity securities of $37.7 million, outstanding debt of $25.3 million and an accumulated deficit of $372.5 million.

2021 Contingent Payment from Merck

In the second quarter of 2021, we earned and received a $15.0 million contingent payment from Merck for the initiation of an IND enabling toxicology study for the first program in its collaboration to develop novel cytokine derivative therapeutics for cancer and autoimmune disorders.

Vaxcyte, Inc. Equity Ownership

As of March 31, 2022, we held 1,562,879 shares of Vaxcyte common stock with an estimated fair value of $37.7 million.

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

In September 2020, we entered into a sublease agreement, or the Sublease, with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. We use the Premises as our new corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. The commencement date for the remaining 29,711 square feet of the Premises, or the Expansion Premises, is expected to be 24 months following the commencement date on the Initial Premises. However, we have the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of its obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our balance sheet as of March 31, 2022 and December 31, 2021.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(35,255)	$(30,430)
Net cash provided by (used in) investing activities	32,982	(121,730)
Net cash provided by financing activities	760	1,826
Net decrease in cash, cash equivalents and restricted cash	$(1,513)	$(150,334)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2022 was $35.3 million. Our net loss of $39.1 million included non-cash charges of $7.0 million for stock-based compensation, $1.3 million for depreciation and amortization, $0.7 million for noncash lease expenses, $0.6 million of unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $0.5 million for the amortization of premium on our marketable securities and $0.1 million in other non-cash charges. Cash used in operating activities also reflected a net change in operating assets and liabilities of $5.2 million, due to a decrease of $6.0 million in accrued compensation expense primarily due to bonuses paid in connection with certain company goal achievements, a decrease of $0.8 million in accounts receivable from our collaborators, a decrease of $0.2 million in prepaid expenses and other assets, and a decrease of $1.4 million in accounts payable and other liabilities due to timing of payments, partially offset by an increase of $0.8 million in our deferred revenue balance from an advance payment for an obligation from one of our supply agreements offset by revenue recognized under our collaboration agreements, and an increase of $0.5 million in our operating lease liability.

Cash used in operating activities for the three months ended March 31, 2021 was $30.4 million. Our net loss of $30.4 million included $10.7 million of unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, non-cash charges of $4.0 million for stock-based compensation, $1.3 million for depreciation and amortization, $1.2 million for noncash lease expenses and $0.5 million for the amortization of premium on our marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $17.7 million, due to an increase of $1.7 million in accounts receivable from our collaborators, an increase of $3.4 million in prepaid expenses and other assets, and an increase of $0.2 million in our operating lease liability, partially offset by a decrease of $7.8 million in our deferred revenue balance from revenue recognized under our collaboration agreements, a decrease of $4.3 million in accrued compensation expense primarily due to bonuses paid in connection with certain company goal achievements, and a decrease of $0.7 million in accounts payable and other liabilities due to timing of payments.

Cash Flows from Investing Activities

Cash provided by investing activities of $33.0 million for the three months ended March 31, 2022 was primarily related to maturities and sales of marketable securities of $45.5 million, partially offset by purchases of marketable securities of $11.0 million and purchases of $1.5 million principally for laboratory equipment.

Cash used in investing activities of $121.7 million for the three months ended March 31, 2021 was primarily related to purchases of marketable securities of $164.6 million and purchases of $2.4 million principally for leasehold improvements to the premises under the Sublease, offset partially by maturities and sales of marketable securities of $45.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $0.8 million for the three months ended March 31, 2022 was primarily related to $0.2 million of proceeds received from the exercise of common stock options and $1.0 million of net proceeds received from participants in our employee equity plans, partially offset by a $0.4 million tax payment related to the net shares settlement of vested restricted stock units.

Cash provided by financing activities of $1.8 million for the three months ended March 31, 2021 was primarily related to $1.3 million of proceeds received from the exercise of common stock options and $0.9 million of net proceeds received from participants in our employee equity plans, partially offset by a $0.4 million tax payment related to the net shares settlement of vested restricted stock units.

Contractual Obligations and Other Commitments

In addition to the contractual obligations and commitments as noted above and elsewhere in this Quarterly Report on Form 10-Q with regards to the leases and term loans, we enter into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We had cash, cash equivalents and marketable securities of $192.1 million and $229.5 million as of March 31, 2022 and December 31, 2021, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government agency securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $37.7 million as of March 31, 2022, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of March 31, 2022 would decrease the fair value by $3.8 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of March 31, 2022 and December 31, 2021, we had $25.3 million and $25.1 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. This debt matures on March 1, 2024 and was interest-only through March 1, 2022. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+® platforms and, in particular, our proprietary product candidates, STRO-001 and STRO-002.
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

•
If our collaborations with third parties to develop and commercialize certain product candidates are not successful, we may not be able to capitalize on the market potential of our XpressCF® and XpressCF+® platforms and the product candidates.
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
•
Our collaborators may fail to abide by the terms of the agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors and that may ultimately end up being unsuccessful.
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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of March 31, 2022, had an accumulated deficit of $372.5 million. For the three months ended March 31, 2022 and the year ended December 31, 2021, our net loss was $39.1 million and $105.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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
•
delays, disruptions or increased costs associated with non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies;
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
•
interruptions or delays in conducting technology transfers to and among our manufacturing operations and our contract manufacturing partners resulting from limitations on travel that prevent our subject matter experts from supervising and assisting with the technology transfers; and
•
reduced ability to engage with the medical and investor communities, including due to the cancellation of conferences scheduled throughout the year.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2022, we had $192.1 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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
•
the costs of manufacturing our product candidates and those of our collaborators using our proprietary XpressCF® and XpressCF+® platforms;
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

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our product candidates, STRO-001 is in the dose escalation phase and STRO-002 is in the dose expansion phase of their respective Phase 1 clinical trials. Also, enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for CC-99712, a BCMA ADC candidate resulting from our BMS collaboration; and a Phase 1 clinical trial was initiated in the first quarter of 2021 for M1231, a MUC1-EGFR bispecific ADC resulting from our EMD Serono collaboration. Further, Vaxcyte began enrolling patients in a Phase 1/2 clinical trial of its lead product candidate, VAX-24, a 24-valent pneumococcal conjugate vaccine, in the first quarter of 2022. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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
•
inability of us or any third-party contract manufacturer to scale up manufacturing of our product candidates and those of our collaborators to supply the needs of clinical trials and commercial sales, and to manufacture such products in conformity with regulatory requirements using our proprietary XpressCF® and XpressCF+® platforms;

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

Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+® platforms and, in particular, our proprietary product candidates, STRO-001 and STRO-002. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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
•
establishing successful technology transfers and collaborations to develop our product candidates with licensees, including our licensees with rights to STRO-001 and STRO-002 in Greater China;
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

Additionally, we have in the past and may in the future create benchmark molecules for comparative purposes. For example, we have created a benchmark FolRα targeting antibody-drug conjugate, or ADC, using conventional technology that results in a heterogeneous ADC mixture. We have compared STRO-002 to this benchmark molecule in multiple preclinical models. We believe the results of these tests help us understand how the therapeutic index of STRO-002 compares to competitors’ product candidates. However, we cannot be certain that any benchmark molecule that we create is the same as the molecule we are attempting to recreate, and the results of the tests comparing any such benchmark molecule to any other potential or current product candidate may be different than the actual results of a head-to-head test of any such other potential or current product candidate against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of our potential or current product candidates, and to understand their therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

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

We are developing a pipeline of product candidates using our proprietary XpressCF® and XpressCF+® platforms. We believe that product candidates identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of precision design and rapid empirical optimization, thereby reducing the dose-limiting toxic effects associated with existing products. However, the scientific research that forms the basis of our efforts to develop product candidates based on our XpressCF® and XpressCF+® platforms is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our XpressCF® and XpressCF+® platforms is both preliminary and limited.

To date, we have tested our first clinical stage product candidates, STRO-001 and STRO-002, our partner BMS has tested CC-99712, and our partner EMD Serono has tested M1231 in a limited number of clinical trial patients. In addition, Vaxcyte has tested its lead product candidate, VAX-24, a 24-valent pneumococcal conjugate vaccine, in a limited number of clinical trial patients. We may ultimately discover that our XpressCF® and XpressCF+® platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+® platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® and XpressCF+® platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+® platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval.

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

If product candidates based on our XpressCF® and XpressCF+® platforms are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC development and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our XpressCF® ADC product candidates contain cleavable or non-cleavable linker-warhead combinations or novel warheads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF® platform prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost, competition in the therapeutic area(s) we have received or may receive approval for, and whether it will otherwise be accepted in the market. Historically, there have been concerns regarding the safety and efficacy of ADCs, and an ADC drug was voluntarily withdrawn from the market for an extended period of time. These historical concerns may negatively impact the perception market participants have on ADCs, including our product candidates. Additionally, the product candidates that we are developing are based on our proprietary XpressCF® and XpressCF+® platforms, which are new technologies. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an ADC product, or a product or treatment based on our novel cell-free production technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on, among other factors:

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

Since 2014, we have entered into collaborations with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., or Merck, Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, or BMS, Merck KGaA, Darmstadt Germany (operating in the United States under the name “EMD Serono”, the biopharmaceutical business of Merck KGaA, Darmstadt, Germany in the US), BioNova Pharmaceuticals Limited, or BioNova, and Tasly Biopharmaceuticals Co., Ltd, or Tasly, to develop and commercialize certain cancer and other therapeutics. Our XpressCF® and XpressCF+® platforms have also supported a spin-out company, Vaxcyte Inc., focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene, now BMS, was advancing four preclinical collaboration programs, one of which is CC-99712, an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. BMS has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA cleared the IND application, and a Phase 1 clinical trial has commenced enrolling patients. However, in 2019, Celgene, now BMS, decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program and subsequently allowed the ex-U.S. rights to three additional collaboration programs (BCMA-CD3, PD1-LAG3, and PD1-TIM3) to revert to us at no cost to us. EMD Serono has advanced a collaboration program, M1231, a MUC1-EGFR bispecific ADC, into a Phase 1 clinical trial in the first quarter of 2021. EMD Serono has worldwide rights to M1231 and sole discretion in the clinical development and commercialization of this product. Additionally, in September 2021, Merck extended the research term for an additional two years for one target program covering two distinct cytokine derivative molecules for the treatment of cancer, to facilitate completion of preclinical research and development activities for a second candidate molecule with a novel design and approach. In December 2021, Merck did not extend the research term for another target program of the collaboration and that program reverted to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. For example, in February 2022, Tasly indicated to us that it would like to discuss and renegotiate the terms of the Tasly License Agreement; and in April 2022, we entered into an amendment to the Tasly License Agreement amending the initial payment and certain milestone payments. If we encounter similar situations with Tasly or other collaboration partners, we may fail to recognize the expected future revenue and may be unable to collaborate under the terms of the applicable arrangement.

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, or failures or delays in our manufacturing supply chain. For example, restrictions on travel imposed by governments, including China, or restrictions on person-in-plant permissions imposed by our contract manufacturers may limit the ability of our subject matter experts to visit our manufacturers and assist with technology transfers. If we or our contract manufacturers were to encounter interruptions from any of these events or other unforeseen events, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

We may not be successful in our efforts to use our XpressCF® and XpressCF+® platforms to expand our pipeline of product candidates and develop marketable products.

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF® and XpressCF+® platforms. STRO-001 and STRO-002 are our most advanced clinical stage programs and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® platform, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS, GlaxoSmithKline PLC, Merck, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A., and companies focused on ADCs, such as Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, ImmunoGen, Inc., Eli Lilly & Company, Pfizer, Exelixis, Inc., Seagen, Inc., Genentech, Inc., or Genentech, Gilead Sciences Inc., Mersana Therapeutics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology drugs and therapeutics range from tumor targeting monoclonal antibodies, such as Johnson & Johnson’s Darzalex; to ADCs, such as Genentech’s Kadcyla; to immune checkpoint inhibitors, such as Merck’s Keytruda; to T cell-engager immunotherapies, such as Amgen, Inc.’s Blincyto; and to CAR-T cell therapies, such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. With respect to B cell-based malignancies, such as multiple myeloma, the most common treatments are chemotherapeutic compounds, radiation therapy, stem cell transplantation, corticosteroids, immunomodulating agents, and targeted therapy. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

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

As of March 31, 2022, we had 234 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such future products.

We currently have limited sales, marketing and distribution capabilities or experience. If any of our product candidates are approved, we will need to develop additional internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Our research, development and manufacturing involve the use of hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities in South San

Francisco and San Carlos, California that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. We believe our procedures for storing, handling and disposing these materials in our South San Francisco and San Carlos facilities comply with the relevant guidelines of the two municipalities, the county of San Mateo, the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, including employee and contractor training and procedures regarding safe handling and disposal, the risk of accidental or mistaken contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials or from other hazards potentially present in our workplaces, such as high voltage electricity, process steam or other hot material, liquid nitrogen or other cold material, materials stored under pressure, laboratory instruments that incorporate powerful lasers or magnets, sonic resonance, heavy machinery, and the like, this insurance may not provide adequate coverage against potential liabilities. While we maintain pollution legal liability insurance for our manufacturing facility in San Carlos, California, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials in our other locations. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Our investment in Vaxcyte is subject to risk

As of March 31, 2022, we held Vaxcyte common stock with a fair value of $37.7 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

We commenced a Phase 1 clinical trial of STRO-001, an ADC directed against CD74, for certain cancers in April 2018 and commenced a STRO-002 Phase 1 trial focused on ovarian and endometrial cancers in March 2019. Additionally, in the fourth quarter of 2021, we initiated a new cohort of the Phase 1 study of STRO-002 for endometrial cancer and an additional Phase 1 study for the treatment of ovarian cancer with STRO-002 in combination with bevacizumab. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission with the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called “dangling” or delinquent accelerated approvals, where confirmatory studies have not been completed or where results did not confirm benefit. In addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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
•
general economic uncertainty and capital markets disruptions, which have been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine;
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
•
changes in accounting principles;
•
terrorist acts, acts of war or periods of widespread civil unrest, including the ongoing armed conflict in Ukraine;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: May 9, 2022	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: May 9, 2022	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer