Form 10-Q
period 2022-06-30
SUTRO BIOPHARMA, INC.
filed 2022-08-08
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2022, the registrant had 52,161,451 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,115	$30,414
Marketable securities	112,513	130,343
Investment in equity securities	34,008	37,181
Accounts receivable	97,671	12,454
Prepaid expenses and other current assets	8,204	8,123
Total current assets	331,511	218,515
Property and equipment, net	23,600	22,550
Operating lease right-of-use assets	27,716	29,041
Marketable securities, non-current	-	68,775
Other non-current assets	1,921	1,655
Restricted cash	872	872
Total assets	$385,620	$341,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,567	$11,327
Accrued compensation	7,748	11,417
Deferred revenue - current	6,490	5,496
Operating lease liability - current	1,120	1,037
Debt - current	12,500	9,375
Other current liabilities	4,147	3,084
Total current liabilities	44,572	41,736
Deferred revenue - non-current	90,000	-
Operating lease liability - non-current	32,069	31,224
Debt - non-current	9,779	15,738
Other noncurrent liabilities	142	146
Total liabilities	176,562	88,844
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 48,674,232 and 46,327,131 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	49	46
Additional paid-in-capital	608,898	586,243
Accumulated other comprehensive loss	(1,356)	(314)
Accumulated deficit	(398,533)	(333,411)
Total stockholders’ equity	209,058	252,564
Total Liabilities and Stockholders’ Equity	$385,620	$341,408

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$28,096	$28,049	$33,993	$42,709
Operating expenses
Research and development	32,332	25,309	62,322	47,871
General and administrative	15,143	12,545	30,182	23,652
Total operating expenses	47,475	37,854	92,504	71,523
Loss from operations	(19,379)	(9,805)	(58,511)	(28,814)
Interest income	197	175	313	372
Unrealized (loss) gain on equity securities	(3,736)	4,325	(3,173)	(6,364)
Interest and other expense, net	(594)	(847)	(1,251)	(1,705)
Loss before provision for income taxes	(23,512)	(6,152)	(62,622)	(36,511)
Provision for income taxes	2,500	-	2,500	-
Net loss	$(26,012)	$(6,152)	$(65,122)	$(36,511)
Net loss per share, basic and diluted	$(0.55)	$(0.13)	$(1.39)	$(0.79)
Weighted-average shares used in computing basic and diluted loss per share	46,957,196	46,116,175	46,729,663	46,007,892

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(26,012)	$(6,152)	$(65,122)	$(36,511)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(204)	(45)	(1,042)	(174)
Comprehensive loss	$(26,216)	$(6,197)	$(66,164)	$(36,685)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	46,327,131	$46	$586,243	$(314)	$(333,411)	$252,564
Exercise of common stock options	32,497	—	180	—	—	180
Issuance of common stock under Employee Stock Purchase Plan	146,165	—	1,006	—	—	1,006
Vesting of restricted stock units	465,731	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(44,665)	—	(404)	—	—	(404)
Stock-based compensation expense	—	—	6,974	—	—	6,974
Net unrealized loss on available-for- sale securities	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(39,110)	(39,110)
Balances at March 31, 2022	46,926,859	$47	$593,998	$(1,152)	$(372,521)	$220,372
Exercise of common stock options	298	—	2	—	—	2
Vesting of restricted stock units	31,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(1,296)	—	(9)	—	—	(9)
Stock-based compensation expense	—	—	6,696	—	—	6,696
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $690	1,716,996	2	8,211	—	—	8,213
Net unrealized loss on available-for- sale securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(26,012)	(26,012)
Balances at June 30, 2022	48,674,232	$49	$608,898	$(1,356)	$(398,533)	$209,058

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	45,752,116	$46	$559,746	$129	$(227,873)	$332,048
Exercise of common stock options	129,161	—	1,360	—	—	1,360
Issuance of common stock under Employee Stock Purchase Plan	93,346	—	873	—	—	873
Vesting of restricted stock units	147,349	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(18,366)	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	3,952	—	—	3,952
Net unrealized loss on available-for- sale securities	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(30,359)	(30,359)
Balances at March 31, 2021	46,103,606	$46	$565,524	$—	$(258,232)	$307,338
Exercise of common stock options	40,902	—	452	—	—	452
Return and retirement of common stocks	(6,804)	—	—	—	—	—
Vesting of restricted stock units	3,750	—	—	—	—	—
Stock-based compensation expense	—	—	5,907	—	—	5,907
Net unrealized gain on available-for- sale securities	—	—	—	(45)	—	(45)
Net income	—	—	—	—	(6,152)	(6,152)
Balances at June 30, 2021	46,141,454	$46	$571,883	$(45)	$(264,384)	$307,500

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net loss	$(65,122)	$(36,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,724	2,411
Amortization of premium on marketable securities	913	1,194
Stock-based compensation	13,670	9,859
Noncash lease expenses	1,325	2,384
Unrealized loss on equity securities	3,173	6,364
Remeasurement of liability awards	(9)	25
Other	22	258
Changes in operating assets and liabilities:
Accounts receivable	(85,217)	(3,601)
Prepaid expenses and other assets	(81)	(4,818)
Accounts payable	836	1,742
Accrued compensation	(3,669)	(2,313)
Other liabilities	1,072	434
Deferred revenue	90,994	(12,382)
Change in operating lease liability	928	(739)
Net cash used in operating activities	(38,441)	(35,693)
Investing activities
Purchases of marketable securities	(14,938)	(202,315)
Maturities of marketable securities	70,409	85,250
Sales of marketable securities	29,179	9,000
Purchases of equipment and leasehold improvements	(3,753)	(7,789)
Net cash provided by (used in) investing activities	80,897	(115,854)
Financing activities
Payment of issuance costs	-	(491)
Proceeds from At-The-Market sale, net of issuance costs	8,595	-
Payment of debt	(3,125)	-
Proceeds from exercise of common stock options	182	1,812
Taxes paid related to net shares settlement of restricted stock units	(413)	(407)
Proceeds from employee stock purchase plan	1,006	873
Net cash provided by financing activities	6,245	1,787
Net increase (decrease) in cash, cash equivalents and restricted cash	48,701	(149,760)
Cash, cash equivalents and restricted cash at beginning of period	31,286	207,024
Cash, cash equivalents and restricted cash at end of period	$79,987	$57,264
Supplemental disclosure of cash flow information:
Cash paid for interest	$998	$1,020
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable	$392	$1,376
Issuance costs included in accounts payable	$382	$-
Embedded interest associated with program fees	$-	$412

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

1. Organization and Principal Activities

Description of Business

Sutro Biopharma, Inc. (the “Company”), is a clinical-stage oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs. The Company was incorporated on April 21, 2003 and is headquartered in South San Francisco, California.

The Company operates in one business segment, the development of biopharmaceutical products.

At-The-Market Sales

During the three months ended June 30, 2022, the Company sold an aggregate of 1,716,996 shares of its common stock through its At-the-Market Facility (“ATM Facility”) pursuant to its Open Market Sales AgreementSM dated April 2, 2021 with Jefferies LLC (“Jefferies”), as sales agent (the “Sales Agreement”). The gross proceeds from these sales were approximately $8.9 million, before deducting fees of approximately $0.7 million, resulting in net proceeds of approximately $8.2 million to the Company.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2022, the Company had an accumulated deficit of $398.5 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of June 30, 2022, the Company had unrestricted cash, cash equivalents and marketable securities of $191.6 million, which is available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of June 30, 2022 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2021 condensed balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

	June 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$79,115	$56,392
Restricted cash	872	872
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$79,987	$57,264

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

Materials Supply: The Company provides materials and reagents, clinical materials and services to certain of its collaborators under separate agreements. The consideration for such services is generally based on FTE personnel effort used to manufacture those materials, reimbursed at an agreed upon rate in addition to agreed-upon pricing for the provided materials. The amounts billed are recognized as revenue as the performance obligations are met by the Company.

Revenue subject to governmental withholding taxes is recognized on a gross basis with the withholding taxes recorded as a component of income tax expense.

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$61,187	$61,187	$-	$-
Commercial paper	23,129	-	23,129	-
Corporate debt securities	31,925	-	31,925	-
Equity securities	34,008	34,008	-	-
Asset-backed securities	8,583	-	8,583	-
U.S. government securities	36,897	36,897	-	-
U.S. agency securities	4,990	-	4,990	-
Supranational debt securities	15,967	-	15,967	-
Total	$216,686	$132,092	$84,594	$-

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$29,451	$29,451	$-	$-
Commercial paper	22,580	-	22,580	-
Corporate debt securities	74,861	-	74,861	-
Equity securities	37,181	37,181	-	-
Asset-backed securities	32,957	-	32,957	-
U.S. government securities	47,420	47,420	-	-
Supranational debt securities	21,300	-	21,300	-
Total	$265,750	$114,052	$151,698	$-

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds, U.S. government securities and the Vaxcyte common stock shares held by the Company.

If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, corporate debt securities, asset-backed securities, U.S. agency securities and supranational debt securities. These assets are valued using market prices when available, adjusting for accretion of the purchase price to face value at maturity.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of June 30, 2022 and December 31, 2021, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

Investments in Equity Securities

As of both June 30, 2022 and December 31, 2021, the Company held 1,562,879 shares, respectively, of Vaxcyte common stock with an estimated fair value of $34.0 million and $37.2 million, respectively. Related to Vaxcyte common stock, the Company recognized an unrealized loss of $3.7 million and unrealized gain of $4.3 million for the three months ended June 30, 2022 and 2021, respectively, and unrealized loss of $3.2 million and $6.4 million for the six months ended June 30, 2022 and 2021, respectively.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	June 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$61,187	$-	$-	$61,187
Commercial paper	23,129	-	-	23,129
Corporate debt securities	32,443	-	(518)	31,925
Asset-based securities	8,630	-	(47)	8,583
U.S. government securities	37,462	-	(565)	36,897
U.S. agency securities	4,992	-	(2)	4,990
Supranational debt securities	16,191	-	(224)	15,967
Total	184,034	-	(1,356)	182,678
Less amounts classified as cash equivalents	(70,167)	-	2	(70,165)
Total marketable securities	$113,867	$-	$(1,354)	$112,513

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$29,451	$-	$-	$29,451
Commercial paper	22,580	-	-	22,580
Corporate debt securities	75,012	-	(151)	74,861
Asset-based securities	32,975	-	(18)	32,957
U.S. government securities	47,504	-	(84)	47,420
Supranational debt securities	21,361	-	(61)	21,300
Total	228,883	-	(314)	228,569
Less amounts classified as cash equivalents	(29,451)	-	-	(29,451)
Total marketable securities	$199,432	$-	$(314)	$199,118

As of June 30, 2022 and December 31, 2021, zero and $68.8 million, respectively, of marketable securities had maturities of more than one year and less than two years and are classified as non-current assets.

There were $98.4 million and $176.5 million of investments in an unrealized loss position of $1.4 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022 and 2021, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after June 30, 2022 and 2021, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of June 30, 2022 and 2021. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of June 30, 2022 and December 31, 2021 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of June 30, 2022 and December 31, 2021.

In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Bristol Myers Squibb Company (“BMS”)	$2,266	$5,427	$4,431	$6,666
Merck Sharp & Dohme Corporation (“Merck”)	146	19,878	1,210	31,761
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	137	2,375	2,034	2,595
Vaxcyte	547	369	1,318	1,687
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	25,000	-	25,000	-
Total revenue	$28,096	$28,049	$33,993	$42,709

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the six months ended June 30, 2022:

Six Months Ended
June 30, 2022
(in thousands)
Deferred revenue—December 31, 2021	$5,496
Additions to deferred revenue	93,250
Recognition of revenue in current period	(2,256)
Deferred revenue—June 30, 2022	$96,490

The Company’s balance of deferred revenue contains an upfront payment, a license option payment, and an advance payment for an obligation from one of our supply agreements which remains partially unsatisfied. The Company expects to recognize approximately $6.5 million of the deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the three and six months ended June 30, 2022, except as described below.

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

As of June 30, 2022 and December 31, 2021, there was no deferred revenue related to payments received by the Company under the BMS Agreement.

2018 BMS Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 BMS Master Services Agreement”) with BMS, wherein BMS requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of June 30, 2022 and December 31, 2021, there was $2.0 million and $0.6 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development services	$240	$211	$484	$513
Materials supply	2,026	5,216	3,947	6,153
Total revenue	$2,266	$5,427	$4,431	$6,666

Collaboration with Merck

2018 Merck Agreement

In July 2018, the Company entered into an agreement (the “2018 Merck Agreement”) with Merck for access to the Company’s technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage the Company to continue these activities for a third program, upon the payment of an additional amount, focusing on cytokine derivatives for cancer and autoimmune disorders, with an initial transaction price of $60.0 million. The option to expand activities to a third program expired in January 2021.

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

In the second quarter of 2021, the Company earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration. The $15.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $65.0 million to $80.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the period ended December 31, 2021. As a result of the change in transaction price, the Company recognized substantially all of the $15.0 million contingent payment as a cumulative catch-up in revenue in the period ended December 31, 2021, with a remaining $0.3 million related to the Joint Steering Committee, ("JSC") performance obligation. This remaining $0.3 million related to the JSC performance obligation was recognized in the six-month period ended June 30, 2022.

In September 2021, the Company entered into an amendment to the 2018 Merck Agreement (the “2021 Amendment”) to extend the research term for the first program in the 2018 Merck Agreement to discover and develop novel cytokine derivative therapeutics for cancer and autoimmune disorders. Under the terms of the 2021 Amendment, the Company received a payment of $2.5 million with an additional $7.5 million to be received upon the achievement of certain developmental milestones by Merck on a second molecule under the first cytokine-derivative program of the collaboration. Pursuant to ASC 606, the Company concluded that the 2021 Amendment constitutes a contract modification which is to be accounted for as a separate contract from the 2018 Merck Agreement. From the $2.5 million payment received, $1.9 million was recognized as revenue on a proportion of performance basis in the year ended December 31, 2021, related to the Company’s identified performance obligations under the 2021 Amendment. The remaining $0.6 million was recognized as revenue in the six-month period ended June 30, 2022. During the three months ended June 30, 2022, Merck indicated to the Company that it did not intend to pursue further development of a second molecule under the first cytokine-derivative program of the collaboration and therefore allowed the option to extend the period for nomination of additional clinical candidates under the 2021 Amendment to expire in June 2022.

In December 2021, Merck did not extend the research term for the second research program of the collaboration, which research program reverted to the Company. The first research program of the collaboration is focused on one distinct cytokine derivative molecule for the treatment of cancer. The Company is eligible to receive aggregate contingent payments of up to approximately $0.5 billion for the target program selected by Merck, assuming the development and sale of the therapeutic candidate and all possible indications identified under the collaboration. If one or more products from the target program is developed for non-oncology or a single indication, the Company will be eligible for reduced aggregate contingent payments. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

As of June 30, 2022 and December 31, 2021, there was zero and $0.9 million, respectively, of deferred revenue related to the 2018 Merck Agreement and 2021 Amendment.

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

As of both June 30, 2022 and December 31, 2021, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$-	$18,322	$862	$27,383
Research and development services	93	705	266	1,909
Financing component on unearned revenue	-	181	-	412
Materials supply	53	670	82	2,057
Total revenue	$146	$19,878	$1,210	$31,761

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

As of both June 30, 2022 and December 31, 2021, there was no deferred revenue related to payments received by the Company under the MDA Agreement.

2019 EMD Serono Supply Agreement

In April 2019, the Company entered into an ADC Product Preclinical and Phase I Clinical Supply Agreement (the “2019 EMD Serono Supply Agreement”) with EMD Serono, wherein EMD Serono requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of June 30, 2022 and December 31, 2021, there was $0.5 million and zero deferred revenue, respectively, related to payments received by the Company under the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Contingent payment earned	$-	$2,000	$-	$2,000
Research and development services	132	126	416	289
Materials supply	5	249	1,618	306
Total revenue	$137	$2,375	$2,034	$2,595

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

For the three and six months ended June 30, 2022, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $3.8 million and $6.2 million, respectively and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

For the three and six months ended June 30, 2021, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $0.7 million and $1.0 million, respectively.

Revenues under the Vaxcyte Supply Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development services	$542	$264	$1,143	$469
Materials supply	5	105	175	1,218
Total revenue	$547	$369	$1,318	$1,687

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

The Company identified a combined performance obligation under the initial license option agreement, which consists of four interrelated promises: generating a recommended dose of STRO-001 for multiple myeloma and Non-Hodgkin’s lymphoma; providing licensed know-how and regulatory filings necessary to prepare an IND; providing initial clinical supply in the People’s Republic of China; and participating in the JSC. These promises are considered to be interdependent and not distinct from each other, representing a combined output. The transaction price at inception included the refundable payment of $4.0 million and was considered constrained at the inception of the agreement since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. BioNova will have the right to exercise the license option for an additional payment of $12.0 million. As of June 30, 2022, there was $4.0 million of deferred revenue related to the payment received by the Company under the BioNova Option Agreement and BioNova had not yet exercised the license option.

Tasly License Agreement

In December 2021, the Company entered into a license agreement with Tasly to grant Tasly an exclusive license to develop and commercialize STRO-002 in Greater China (the “Tasly License Agreement”). Tasly will pursue the clinical development, regulatory approval, and commercialization of STRO-002 in multiple indications, including ovarian cancer, non-small cell lung cancer, triple-negative breast cancer, and other indications in Greater China. The Company will retain development and commercial rights of STRO-002 globally outside of Greater China, including the United States.

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the condensed Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the three and six months ended June 30, 2022, the Company did not recognize a reduction of research and development expenses under the Tasly License Agreement.

On December 24, 2021, the effective date of the Tasly License Agreement, the Company satisfied its only performance obligation related to the $40.0 million upfront payment by delivering to Tasly the license, know-how and data required under the Tasly License Agreement. Following the satisfaction of such performance obligation, under the Tasly License Agreement, Tasly was obligated to pay the Company the $40.0 million upfront payment. In February 2022, Tasly indicated to the Company that it would like to discuss and renegotiate the terms of the Tasly License Agreement. As any renegotiation could affect the amount and timing of Tasly’s obligations under the terms of the Tasly License Agreement, including the upfront payment, the Company concluded that it would not recognize the $40.0 million upfront payment as revenue as of December 31, 2021.

In April 2022, the Company entered into amendment No. 1 (the “Tasly Amendment”) to the Tasly License Agreement with Tasly. Pursuant to the Tasly Amendment, the initial nonrefundable upfront payment due by Tasly was amended to $25.0 million, and a $15.0 million payment will be placed in escrow by Tasly in the second half of 2022 and become payable to the Company upon the achievement of certain regulatory milestones. The Tasly Amendment also added an additional regulatory milestone payment to the Tasly License Agreement, providing additional potential payments totaling up to $350.0 million related to development, regulatory and commercialization milestones, beyond the payments described above, and made certain other ministerial edits.

During the three and six months ended June 30, 2022, the Company recognized the $25.0 million upfront payment as revenue after the payment, net of a withholding tax, was received by the Company from Tasly in the three months ended June 30, 2022. The withholding tax of $2.5 million was recorded as an income tax charge related to the upfront payment.

Astellas License and Collaboration Agreement

In June 2022, the Company entered into a License and Collaboration Agreement (the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”) for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, to be identified by Astellas. The Company will conduct research and pre-clinical development of any compound (as designated by Astellas) in each of the three programs in accordance with the terms of a research plan between the Company and Astellas. Astellas will have an exclusive worldwide license to develop and commercialize any such designated compound, subject to the Company’s rights to participate in cost and profit sharing in the United States, as described below.

Pursuant to the Astellas Agreement, the Company will receive from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million. Under ASC 808 and ASC 606, the Company determined that both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the development program, and identified four performance obligations under the Astellas Agreement as: (1) performance of services related to the first target program; (2) performance of services related to the second target program; (3) performance of services related to the third target program; and (4) the Company’s estimated future services on the collaboration JSC. The transaction price of $90.0 million will be allocated among the performance obligations using the Company’s best estimate of the standalone selling price, or SSP, for each of the associated performance obligations. Revenue to be allocated to the three target programs will be recognized on a proportion of performance basis, using the FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of four years for each target program. As it pertains to the JSC performance obligation, the revenue to be allocated to such will be recognized on a proportion of performance basis using FTE cost as the basis, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the Astellas Agreement. The Company will allocate the transaction price to the four performance obligations upon completion of a forecasted FTE model to be used as a basis of measurement over the term of the Astellas Agreement. Further, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment on the unearned revenue portion beyond one year from the effective date of the agreement, which amount will be recognized as interest expense and revenue over the estimated service period for the three target programs. There was no work performed related to the Astellas Agreement, and no revenue recognized related to the Astellas Agreement, for the three and six months ended June 30, 2022.

The Company is also eligible to receive up to $422.5 million in development, regulatory and commercial milestones for each product candidate, and tiered royalties ranging from low double-digit to mid-teen percentages on worldwide sales of any commercial products that may result from the collaboration, subject to customary deductions under certain circumstances. The Company can also elect to convert any product candidate into a cost and profit-sharing arrangement, for the United States only. In the event that the Company makes such election, it will share commercialization costs and profits relating to such product candidate equally with Astellas in the United States, and no royalties will be due from Astellas for net sales of such product candidates in the United States.

The Astellas Agreement contains customary provisions for termination, including by Astellas for convenience upon 30 days’ written notice and by either party for cause, including for material breach (subject to cure). The Company has certain reversion rights as to product candidates in connection with certain termination events.

As of June 30, 2022, there was $90.0 million of deferred revenue related to the upfront payment receivable by the Company under the Astellas Agreement.

6. Loan and Security Agreement

The Company entered into a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) in February 2020 (the “LSA”). See “Note 7. Loan and Security Agreement” to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, or as further described below, for additional information.

In June 2022, the Company entered into an amendment to the LSA with Oxford and SVB (the “LSA Amendment”). The LSA Amendment added a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million. The Company was in compliance with the financial covenant under the LSA Amendment as of June 30, 2022.

In connection with entering into the LSA in February 2020, the Company issued to the lenders warrants exercisable for 81,257 shares of the Company’s common stock (the “2020 Warrants”). The 2020 Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which was the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the effective date of the LSA. The 2020 Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions. The estimated fair value upon issuance of the Warrants of $0.6 million was recorded as a debt discount on the associated borrowings on the Company’s balance sheet. The debt discount is being amortized to interest expense over the expected repayment period of the loan using the effective-interest method.

As of June 30, 2022, the Company has classified $12.5 million of the outstanding debt balance as current and $9.8 million as non-current, which reflects the scheduled repayment terms under the February 2020 LSA.

As of June 30, 2022 and December 31, 2021, accrued interest expense was $0.1 million and $0.2 million, respectively.

During the three and six months ended June 30, 2022, the Company recorded interest expense related to loans outstanding of $0.6 million and $1.3 million, respectively, with average interest rates of 8.07% for both periods, and interest related to the accretion of debt discount of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2021, the Company recorded interest expense related to loans outstanding of $0.6 million and $1.3 million, respectively, with average interest rates of 8.07% in both periods, and interest related to the accretion of debt discount of $0.1 million and $0.3 million, respectively.

7. Commitments and Contingencies

Leases

The Company leases certain office, laboratory and manufacturing facilities in South San Francisco, California and San Carlos, California. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 5 years. These renewal options have not been considered in the determination of the right-of-use assets and lease liabilities associated with these leases as the Company has determined it is not reasonably certain it will exercise such options.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$1,538	$2,016	$3,076	$4,031
Short-term lease cost	20	11	41	52
Variable lease cost	430	378	854	758
Total lease costs	$1,988	$2,405	$3,971	$4,841

During the three and six months ended June 30, 2022, the Company recorded operating lease expense of $1.5 million and $3.1 million, respectively. As of June 30, 2022, the Company paid $0.8 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the condensed Statements of Cash Flows.

During the three and six months ended June 30, 2021, the Company recorded operating lease expense of $2.0 million and $4.0 million, respectively. As of June 30, 2021, the Company paid $2.4 million, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the condensed Statements of Cash Flows.

As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease term was 5.3 years and 5.7 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of June 30, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2022	$833
2023	8,002
2024	9,219
2025	9,533
2026	8,994
Thereafter	8,289
Total lease payments	44,870
Less: imputed interest	(11,681)
Operating lease liabilities	33,189
Less: current portion	(1,120)
Total lease liabilities, non-current	$32,069

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

8. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	June 30,	December 31,
	2022	2021
Common stock options issued and outstanding	7,507,431	6,512,086
Common stock awards issued and outstanding	3,737,945	2,403,826
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	975,238	1,504,641
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	990,346	673,251
Warrants to purchase common stock	127,616	127,616
Total	13,338,576	11,221,420

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2022 and December 31, 2021.

Warrants

In August 2017, the Company issued warrants to Oxford and SVB to purchase an aggregate of 682,230 shares of Series D-2 redeemable convertible preferred stock at an exercise price of $0.6596 per share in connection with the issuance of a loan in August 2017. If there was a subsequent convertible preferred stock or other senior equity securities financing with a per share price less than the Series D-2 redeemable convertible preferred per share price, then the warrant would automatically convert to a warrant to purchase such class of shares, based on the per share price of such equity. Given that the price per share of the Series E redeemable convertible preferred stock was less than the price per share of the Series D-2 redeemable convertible preferred stock, the 2017 Warrant converted into a warrant to purchase a total of 1,682,871 shares of Series E redeemable convertible preferred stock at an exercise price of $0.2674 per share. The warrant is exercisable from the original date of issuance and has a 10-year term.

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

In February 2020, in connection with entering into the LSA, the Company issued to Oxford and SVB the 2020 Warrants, which are exercisable for 54,171 shares and 27,086 shares, respectively, of the Company’s common stock. The 2020 Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which is the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the effective date of the February 2020 loan and security agreement. The 2020 Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions.

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

As of June 30, 2022, the Company had a total of 975,238 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2021	6,512,086	$13.86	7.39	$14,955
Granted	1,302,500	$7.17
Exercised	(32,795)	$5.56
Canceled and forfeited	(274,360)	$14.79
Stock options outstanding at June 30, 2022	7,507,431	$12.70	7.40	$252
Stock options exercisable at June 30, 2022	4,524,709	$13.13	6.48	$10

The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. For the three and six months ended June 30, 2022, the aggregate intrinsic value of stock options exercised was immaterial and $0.1 million, respectively, determined at the date of the option exercise. For the three and six months ended June 30, 2021, the aggregate intrinsic value of stock options exercised was $0.3 million and $2.2 million, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option-pricing model with assumptions as follows:

Six Months Ended
June 30,
	2022	2021
Expected term (in years)	5.3-6.1	5.3-6.1
Expected volatility	81.8%-83.4%	84.6%-84.9%
Risk-free interest rate	1.7%-3.4%	0.6%-1.1%
Expected dividend	–	–

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the three and six months ended June 30, 2022 was $3.67 and $5.02 per share, respectively, and during the three and six months ended June 30, 2021 was $12.84 and $14.71 per share, respectively.

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 2,083,500 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually and will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the six months ended June 30, 2022 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2021	2,403,826	$18.43
Granted	2,083,500	7.85
Vested and released	(497,106)	17.75
Canceled and forfeited	(252,275)	15.57
Non-vested June 30, 2022	3,737,945	$12.82

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the six months ended June 30, 2022 and 2021, the fair value of ESPP shares was estimated using the following assumptions:

	Six Months Ended
	June 30,
	2022	2021
Expected term (in years)	0.5	0.5
Expected volatility	65.9%-66.3%	72.5%-111.4%
Risk-free interest rate	0.1%-0.9%	0.1%
Expected dividend	–	–

As of June 30, 2022, 619,905 shares had been purchased and 990,346 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development expense:	$2,271	$1,845	$4,884	$2,949
General and administrative expense:	4,425	4,062	8,786	6,910
Total	$6,696	$5,907	$13,670	$9,859

As of June 30, 2022, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $22.1 million and $42.1 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.5 years and 3.0 years, respectively. As of June 30, 2022, there was $0.2 million of unrecognized stock-based compensation expense related to the ESPP.

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

10. Provision for Income Taxes

The Company recorded a foreign income tax charge of $2.5 million during the three and six months ended June 30, 2022, due to a withholding tax in China on its license revenue from Tasly. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(26,012)	$(6,152)	$(65,122)	$(36,511)
Denominator:
Shares used in computing net loss per share	46,957,196	46,116,175	46,729,663	46,007,892
Net loss per share, basic and diluted	$(0.55)	$(0.13)	$(1.39)	$(0.79)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the period ended June 30, 2022 and 2021, because including them would have been antidilutive:

	As of June 30,
	2022	2021
Common stock options issued and outstanding	7,507,431	6,250,931
Restricted stock units issued and outstanding	3,737,945	1,988,426
Warrants to purchase common stock	127,616	153,070
Employee stock purchase plan	158,299	36,902
Total	11,531,291	8,429,329

12. Subsequent Events

The Company sold 3,518,619 shares of its common stock under its ATM Facility pursuant to the Sales Agreement with Jefferies during the period from July 1, 2022 through August 5, 2022. Net proceeds were $19.9 million, after deducting issuance costs.

On July 26, 2022, the Company announced that the first patient had been dosed in a Phase 1 study of an investigational candidate resulting from the 2018 Merck Agreement for the development of a novel cytokine derivative therapeutic for the treatment of cancer. As a result of this milestone, Sutro will receive a $10.0 million payment from Merck.

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

These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete; and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Overview

We are a clinical-stage oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs, enabled by our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site specific conjugation platform, XpressCF+®. We aim to design and develop the most relevant and potent modalities, including ADCs, bispecific ADCs, immunostimulatory ADCs, or iADCs, cytokine-based therapeutics, and bispecific antibodies, that are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe our platform allows us to accelerate the discovery and development of potential first-in-class and best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by using our XpressCF® and XpressCF+® platforms to create medicines with improved therapeutic profiles for areas of unmet need.

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

In March 2019, STRO-002 began enrolling patients in a Phase 1 trial focused on ovarian and endometrial cancers. The dose escalation portion of the STRO-002 Phase 1 trial has been completed and the dose expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002 at dose levels of 4.3 and 5.2 mg/kg. In May 2021, we reported data from the dose-escalation cohort. Based on such reported data, STRO-002 exhibited a manageable safety profile and promising preliminary efficacy data. In January 2022, we released initial results of the dose expansion portion of the STRO-002 Phase 1 trial. These data suggested that STRO-002 exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population. In August 2021, we were granted Fast Track designation for STRO-002 by the U.S. Food and Drug Administration, or FDA for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. We have initiated discussions with the FDA regarding an appropriate trial design for a registration-directed trial of STRO-002 to potentially support an accelerated approval; however, whether any trial is sufficient to receive FDA approval under the accelerated approval pathway will depend on the safety and efficacy results of such trial and will only be determined by the FDA upon review of a submitted biologics license application, or BLA. In December 2021, we entered into a licensing agreement with Tasly Biopharmaceuticals Co., Ltd, or Tasly, to grant Tasly an exclusive license to develop and commercialize STRO-002 in China, Hong Kong, Macau and Taiwan, referred to as Greater China, or the Tasly License Agreement, which agreement was amended in April 2022, or the Amendment. Pursuant to the Amendment, the initial nonrefundable upfront payment due from Tasly was amended to $25.0 million, and a $15.0 million payment will be placed in escrow by Tasly in the second half of 2022 and become payable to us upon achievement of certain regulatory milestones. The Amendment also added an additional regulatory milestone payment to the Tasly License Agreement, providing additional potential payments totaling up to $350.0 million related to development, regulatory and commercialization milestones, beyond the payments described above, and made certain other ministerial edits.

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

Based on our proprietary XpressCF® and XpressCF+® platforms, we have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including an immunostimulatory antibody-drug conjugates collaboration with Astellas Pharma Inc., or Astellas, a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS; a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”); BioNova; and Tasly. Our XpressCF® and XpressCF+® platforms have also supported a spin-out company, Vaxcyte Inc., or Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck, EMD Serono, BioNova and Tasly, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public offerings of common stock and debt proceeds.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $58.5 million and a net loss of $65.1 million for the six months ended June 30, 2022, which net loss included the non-operating, unrealized loss of $3.2 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $28.8 million and net loss of $36.5 million, which net loss included the non-operating, unrealized loss of $6.4 million related to our holdings of Vaxcyte common stock, for the six months ended June 30, 2021. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of June 30, 2022, we had an accumulated deficit of $398.5 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck, EMD Serono, and Tasly, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators and to Vaxcyte.

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

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and those of our collaborators, and include salaries, employee benefits, stock-based compensation, laboratory supplies, outsourced research and development expenses, professional services and allocated facilities-related costs. We expense both internal and external research and development costs as they are incurred. Nonrefundable advance payments for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as expenses as the related services are performed.

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

The following table summarizes our research and development expenses incurred during the indicated periods. The internal costs include personnel, facility costs and research and scientific related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party costs for preclinical and clinical studies and research, development and manufacturing services, and other consulting costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$8,294	$6,741	$16,454	$12,701
Process and product development	3,757	3,361	7,445	6,731
Manufacturing	9,320	7,918	17,969	15,734
Clinical development	1,806	1,053	4,040	1,953
Total internal costs	23,177	19,073	45,908	37,119
External Program Costs:
Research and drug discovery	587	366	1,069	690
Toxicology and translational science	229	196	502	606
Process and product development	87	20	268	182
Manufacturing	5,040	2,745	8,708	4,469
Clinical development	3,212	2,909	5,867	4,805
Total external program costs	9,155	6,236	16,414	10,752
Total research and development expenses	$32,332	$25,309	$62,322	$47,871

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

Income Taxes

We recorded a foreign income tax charge of $2.5 million due to a withholding tax in China on an upfront license fee payment received from Tasly during the three and six months ended June 30, 2022. All other income tax charges and benefits for the three and six months ended June 30, 2022 and June 30, 2021, have been immaterial, primarily due to the net loss in each period. Our deferred tax assets continue to be fully offset by a valuation allowance.

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	June 30,
	2022	2021	Change	Change (%)
	(in thousands)
Revenues	$28,096	$28,049	$47	-
Operating expenses
Research and development	32,332	25,309	7,023	28%
General and administrative	15,143	12,545	2,598	21%
Total operating expenses	47,475	37,854	9,621	25%
Loss from operations	(19,379)	(9,805)	(9,574)	98%
Interest income	197	175	22	13%
Unrealized (loss) gain on equity securities	(3,736)	4,325	(8,061)	(186)%
Interest and other expense, net	(594)	(847)	253	(30)%
Loss before provision for income taxes	(23,512)	(6,152)	(17,360)	282%
Provision for income taxes	2,500	-	2,500	*
Net loss	$(26,012)	$(6,152)	$(19,860)	323%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	June 30,
	2022	2021	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$2,266	$5,427	$(3,161)	(58)%
Merck Sharp & Dohme Corporation (“Merck”)	146	19,878	(19,732)	(99)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	137	2,375	(2,238)	(94)%
Vaxcyte	547	369	178	48%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	25,000	-	25,000	*
Total revenue	$28,096	$28,049	$47	-

*Percentage not meaningful

Total revenue decreased by $47,000 during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This was due primarily to a $19.7 million decrease from Merck, related to a $3.3 million decrease from the 2021 completion of the performance obligations associated with the first and second target programs under the 2018 Merck Agreement, recognition of a $15.0 million contingent payment earned in the second quarter of 2021 for the initiation of the first IND-enabling toxicology study under the first program in the collaboration, a decrease of $1.2 million in research and development services and materials supply, and a decrease of $0.2 million due to the absence in 2022 of the financing component related to the 2018 Merck Agreement. Revenue from BMS decreased by $3.2 million primarily due to a decrease in materials supply and manufacturing activities supporting clinical trial supply, and revenue from EMD Serono decreased by $2.2 million primarily due to a $2.0 million contingent payment earned in the second quarter of 2021. These decreases were offset by an earned $25.0 million upfront payment under the Tasly License Agreement, and a $0.2 million increase in Vaxcyte revenue.

Research and Development Expense

Research and development expense increased by $7.0 million, or 28%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was due primarily to increases of $2.0 million in personnel-related expenses due to higher headcount, $3.1 million in consulting and outside services, $1.8 million in laboratory supplies and preclinical research and clinical development expenses, and $0.1 million in travel-related expenses.

General and Administrative Expense

General and administrative expense increased by $2.6 million, or 21%, during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was due primarily to increases of $1.4 million in personnel-related expenses due to higher headcount, $0.6 million in external services, $0.4 million in equipment and office-related expenses, $0.1 million in travel-related expenses, and $0.1 million in facilities-related expenses.

Interest Income

Interest income increased by $22,000 during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due primarily to a $0.3 million increase in the amortization of premiums on investments, partially offset by a $0.3 million decrease in interest income due to lower investment balances.

Unrealized (Loss) Gain on Equity Securities

Unrealized loss on equity securities was $3.7 million during the three months ended June 30, 2022 as compared to an unrealized gain of $4.3 million for the three months ended June 30, 2021. The unrealized (loss) gain on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, decreased by $0.3 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due primarily to the absence in 2022 of the financing component related to the 2018 Merck Agreement.

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30,
	2022	2021	Change	Change (%)
	(in thousands)
Revenues	$33,993	$42,709	$(8,716)	(20)%
Operating expenses
Research and development	62,322	47,871	14,451	30%
General administrative	30,182	23,652	6,530	28%
Total operating expenses	92,504	71,523	20,981	29%
Loss from operations	(58,511)	(28,814)	(29,697)	103%
Interest income	313	372	(59)	(16)%
Unrealized (loss) gain on equity securities	(3,173)	(6,364)	3,191	(50)%
Interest and other expense, net	(1,251)	(1,705)	454	(27)%
Loss before provision for income taxes	(62,622)	(36,511)	(26,111)	72%
Provision for income taxes	2,500	-	2,500	*
Net loss	$(65,122)	$(36,511)	$(28,611)	78%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Six Months Ended
	June 30,
	2022	2021	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company	$4,431	$6,666	$(2,235)	(34)%
Merck Sharp & Dohme Corporation	1,210	31,761	(30,551)	(96)%
Merck KGaA, Darmstadt, Germany	2,034	2,595	(561)	(22)%
Vaxcyte	1,318	1,687	(369)	(22)%
Tasly Biopharmaceuticals Co., Ltd.	25,000	–	25,000	*
Total revenue	$33,993	$42,709	$(8,716)	(20)%

Total revenue decreased by $8.7 million, or 20%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This was primarily due to a $30.6 million decrease from Merck, related to a $5.5 million decrease from the 2021 completion of the performance obligations associated with the first and second target programs under the 2018 Merck Agreement, full recognition of $6.0 million of revenue earned in the first quarter of 2021 associated with the contingent third target program upon the termination of the related performance obligation, recognition of a $15.0 million contingent payment earned in the second quarter of 2021 for the initiation of the first IND-enabling toxicology study under the first program in the collaboration, a decrease of $2.6 million in research and development services and materials supply, a decrease of $1.0 million in manufacturing activities supporting clinical trial supply, and a decrease of $0.4 million due to the absence in 2022 of the financing component related to the 2018 Merck Agreement. BMS revenue decreased by $2.2 million from materials supply and manufacturing activities supporting clinical trials supply, EMD Serono revenue decreased by $0.6 million primarily due to a $2.0 million contingent payment earned in the second quarter of 2021, partially offset by a $1.4 million increase in materials supply and manufacturing activities supporting clinical trial supply, and Vaxcyte revenue decreased by $0.4 million, which reflects a $1.0 million decrease in manufacturing activities offset by a $0.6 million increase in research and development services. These decreases were offset by an earned $25.0 million upfront payment under the Tasly License Agreement.

Research and Development Expense

Research and development expense increased by $14.5 million, or 30%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was due primarily to increases of $5.3 million in personnel-related expenses due to higher headcount, $5.8 million in consulting and outside services, $3.3 million in laboratory supplies and preclinical research and clinical development expenses, $0.2 million in travel, equipment and office-related expenses, partially offset by a $0.1 million decrease in facilities-related expenses.

General and Administrative Expense

General and administrative expense increased by $6.5 million, or 28%, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was due primarily to increases of $3.6 million in personnel-related expenses due to higher headcount, $1.9 million in external services, $0.5 million in equipment and office-related expenses, $0.3 million in facilities-related expenses, and $0.2 million in travel-related and other expenses.

Interest Income

Interest income decreased by $0.1 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due primarily to a $0.3 million increase in the amortization of premiums on investments, partially offset by a $0.3 million decrease in interest income due to lower investment balances.

Unrealized Loss on Equity Securities

Unrealized loss on equity securities was $3.2 million during the six months ended June 30, 2022 as compared to an unrealized loss of $6.4 million for the six months ended June 30, 2021. The unrealized loss on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, decreased by $0.5 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due primarily to the absence in 2022 of the financing component related to the 2018 Merck Agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $191.6 million, equity securities of $34.0 million, outstanding debt of $22.3 million and an accumulated deficit of $398.5 million.

In June 2022, we entered into a License and Collaboration Agreement with Astellas Pharma Inc., or Astellas, for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, to be identified by Astellas. Pursuant to the agreement with Astellas, we will receive from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million, which amount is reflected in our condensed financial statements as a receivable as of June 30, 2022.

At-The-Market Sales

During the three months ended June 30, 2022, we sold an aggregate of 1,716,996 shares of our common stock through our ATM Facility pursuant to the Sales Agreement with Jefferies. The gross proceeds from these sales were approximately $8.9 million, before deducting fees of approximately $0.7 million, resulting in net proceeds of approximately $8.2 million.

2022 Upfront Payment from Tasly

During the three months ended June 30, 2022, we earned a $25.0 million nonrefundable upfront payment from Tasly under the Tasly License Agreement to grant Tasly an exclusive license to develop and commercialize STRO-002 in Greater China. The upfront payment, net of a withholding tax of $2.5 million, resulted in a net payment to us of $22.5 million.

2021 Contingent Payment from Merck

During the three months ended June 30, 2021, we earned and received a $15.0 million contingent payment from Merck for the initiation of an IND enabling toxicology study for the first program in its collaboration to develop novel cytokine derivative therapeutics for cancer and autoimmune disorders.

Vaxcyte, Inc. Equity Ownership

As of June 30, 2022, we held 1,562,879 shares of Vaxcyte common stock with an estimated fair value of $34.0 million.

Term Loan

For a description of our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, please see Note 6 to our condensed financial statements.

Leases

In June 2021, we entered into a third amendment, or Third Amendment, to our manufacturing facility lease, dated May 18, 2011, as amended, by and between Alemany Plaza LLC, located at San Carlos, California, or the San Carlos Lease, as an extension to the term of the San Carlos Lease for a period of five years, or the Lease Extension Period. Pursuant to the Third Amendment, the San Carlos Lease will expire on July 31, 2026, and it includes an option to renew the San Carlos Lease for an additional five years. The aggregate estimated base rent payments due over the Lease Extension Period is approximately $4.2 million, subject to certain terms contained in the San Carlos Lease.

In June 2021, we entered into a first amendment, or First Amendment, to our manufacturing facility lease, dated May 4, 2015, as amended, by and between 870 Industrial Road LLC, located at San Carlos, California, or the Industrial Lease, as an extension to the term of the Industrial Lease for a period of five years, or the Industrial Lease Extension Period. Pursuant to the first Amendment, the Industrial Lease will expire on June 30, 2026, and it includes an option to renew the Industrial Lease for an additional five years. The aggregate estimated base rent payments due over the Industrial Lease Extension Period is approximately $4.3 million, subject to certain terms contained in the Industrial Lease.

In September 2020, we entered into a sublease agreement, or the Sublease, with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. We use the Premises as our new corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. The commencement date for the remaining 29,711 square feet of the Premises, or the Expansion Premises, is expected to be 24 months following the commencement date on the Initial Premises. However, we have the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of its obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our balance sheet as of June 30, 2022 and December 31, 2021.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(38,441)	$(35,693)
Net cash provided by (used in) investing activities	80,897	(115,854)
Net cash provided by financing activities	6,245	1,787
Net decrease in cash, cash equivalents and restricted cash	$48,701	$(149,760)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $38.4 million. Our net loss of $65.1 million included non-cash charges of $13.7 million for stock-based compensation, $3.2 million for unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $2.7 million for depreciation and amortization, $1.3 million for noncash lease expense, and $0.9 million for the amortization of premium on marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $4.9 million, due to an increase of $85.2 million in accounts receivable from our collaborators, an increase of $0.1 million in prepaid expenses and other assets, an increase of $1.9 million in accounts payable and other liabilities due to timing of payments, an increase of $91.0 million in deferred revenue primarily due to the $90.0 million upfront payment receivable from Astellas, and an increase of $0.9 million in our operating lease liability, partially offset by a decrease of $3.7 million in accrued compensation expense primarily due to bonuses paid in connection with certain company goal achievements.

Cash used in operating activities for the six months ended June 30, 2021 was $35.7 million. Our net loss of $36.5 million included non-cash charges of $9.9 million for stock-based compensation, $6.4 million of unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $2.4 million for depreciation and amortization, $2.4 million for noncash lease expenses, $1.2 million for the amortization of premium on marketable securities, and $0.3 million for other noncash expenses. Cash used in operating activities also reflected a net change in operating assets and liabilities of $21.7 million, due to a decrease of $12.4 million in our deferred revenue balance from revenue recognized under our collaboration agreements, an increase of $3.6 million in accounts receivable from our collaborators, an increase of $4.8 million in prepaid expenses and other assets, a decrease of $2.3 million in accrued compensation expense primarily due to bonuses paid in connection with certain company goal achievements, and a decrease of $0.8 million in our operating lease liability, partially offset by an increase of $2.2 million in accounts payable and other liabilities due to timing of payments.

Cash Flows from Investing Activities

Cash provided by investing activities of $80.9 million for the six months ended June 30, 2022 was primarily related to maturities and sales of marketable securities of $99.6 million, partially offset by purchases of marketable securities of $14.9 million and purchases of $3.8 million principally for laboratory equipment.

Cash used in investing activities of $115.9 million for the six months ended June 30, 2021 was primarily related to purchases of marketable securities of $202.3 million and purchases of property and equipment of $7.8 million, principally for leasehold improvements to the premises under the Sublease, offset partially by maturities and sales of marketable securities of $94.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $6.2 million for the six months ended June 30, 2022 was primarily related to $8.6 million of net proceeds from our ATM Facility sales of common stock, $1.0 million of net proceeds received from participants in our employee equity plans and $0.2 million of proceeds received from the exercise of common stock options, partially offset by a debt repayment of $3.1 million, and a $0.4 million tax payment related to the net shares settlement of vested restricted stock units.

Cash provided by financing activities of $1.8 million for the six months ended June 30, 2021 was primarily related to $1.8 million of proceeds received from the exercise of common stock options and $0.9 million of net proceeds received from participants in our employee equity plans, partially offset by a $0.5 million payment related to issuance costs and a $0.4 million tax payment related to the net shares settlement of vested restricted stock units.

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

We had cash, cash equivalents and marketable securities of $191.6 million and $229.5 million as of June 30, 2022 and December 31, 2021, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government agency securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $34.0 million as of June 30, 2022, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of June 30, 2022 would decrease the fair value by $3.4 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of June 30, 2022 and December 31, 2021, we had $22.3 million and $25.1 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. This debt matures on March 1, 2024 and was interest-only through March 1, 2022. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
The COVID-19 pandemic continues to impact the availability of routine materials for our business, which has caused us to spend significant effort in sourcing alternatives and otherwise modifying our activities, and it may have even more pronounced and significant impact on our activities in the future. For example, difficulties in sourcing filters used in our manufacturing operations have resulted in modified manufacturing schedules and additional development work to qualify alternatives, which has affected our manufacturing operations. While these effects have not yet impacted availability of preclinical or clinical materials, it is possible that further such difficulties my result in delays in initiating or conducting our clinical trials.
•
We will need substantial additional funds to advance development of our product candidates and failure to obtain sufficient funding, may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations. Continued unfavorable conditions in the capital markets may pose difficulties to us in accessing additional capital on reasonable, or even any, terms to continue our product and platform development or other operations.
•
Our product candidates are in early stages of development and may fail, be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability. Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+® platforms and, in particular, our proprietary product candidates, STRO-001 and STRO-002.
•
If we do not achieve our development goals in the time frames we anticipate and project, the commercialization of our products may be delayed and our stock price may decline.
•
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
•
Our collaborators may fail to abide by the terms of the agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming, and distracting to our management and Board of Directors and that may ultimately end up being unsuccessful.
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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of June 30, 2022, had an accumulated deficit of $398.5 million. For the six months ended June 30, 2022, and the year ended December 31, 2021, our net loss was $65.1 million and $105.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The COVID-19 pandemic continues to have an impact on our business, which has caused us to spend significant effort in sourcing alternatives and otherwise modifying our activities.

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

We continue to experience the impact of the COVID-19 pandemic on our business, including increased costs and delays in the availability of materials routinely used in biologic therapeutic development and manufacturing, which may cause delays in our research, development and/or manufacturing activities, but overall patient enrollment and treatment remains on track. For example, we have not been able to procure certain filters used for GMP manufacture of our and our partners’ product candidates in the time frame we were expecting, placing the timeline for manufacture of such product candidates at risk. Further, routine materials such as disposable bags, filters, and chromatography resins have become limited in supply and placed the timeline for development of the process to manufacture another one of our partners’ projects at risk. We are attempting to mitigate these risks by ordering sufficient materials to provide a safety stock in reserve and by sourcing some of these materials from our partners’ safety stock. We are also exploring developing new manufacturing processes to replace certain materials that have been difficult to source reliably with equivalent materials that are more reliably available. If these efforts are unsuccessful, or consumable shortages become more pronounced as the pandemic continues, we may experience delays in discovery, development and/or manufacture of our or our partners’ products, which could delay our clinical and non-clinical programs. As such, these impacts and any potential future impacts from the COVID-19 pandemic may adversely affect our or our partners’ research, development and/or manufacturing activities, which could negatively impact our business, financial condition, and operations.

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

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to sudden change. The COVID-19 pandemic continues to evolve. The extent to which the pandemic may impact our business, clinical trials, research activities, preclinical studies and manufacturing activities will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the frequency of viral mutations and severity of the variants, the duration of the pandemic, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, the availability of new therapeutics effective to treat COVID-19 infection, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While we do not yet know the full extent of current or future impacts on our business, any of these occurrences could significantly harm our business, financial condition, results of operations and prospects.

We will need substantial additional funds to advance development of our product candidates. This additional financing may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations. Continued unfavorable conditions in the capital markets may pose difficulties to us in accessing additional capital on reasonable, or even any, terms to continue our product and platform development or other operations.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2022, we had $191.6 million in cash, cash equivalents and marketable securities, before giving effect to our $90 million upfront payment from Astellas. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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
•
the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•
our efforts to enhance operational systems and hire and retain personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company.

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

Our product candidates are in early stages of development and may fail in development or be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our product candidates, STRO-001 is in the dose escalation phase and STRO-002 is in the dose expansion phase of their respective Phase 1 clinical trials. Also, enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for CC-99712, a BCMA ADC candidate resulting from our BMS collaboration; and a Phase 1 clinical trial was initiated in the first quarter of 2021 for M1231, a MUC1-EGFR bispecific ADC resulting from our EMD Serono collaboration. Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484 in July 2022, a product candidate resulting from our cytokine-derivative collaboration. Further, Vaxcyte began enrolling patients in a Phase 1/2 clinical trial of its lead product candidate, VAX-24, a 24-valent pneumococcal conjugate vaccine, in the first quarter of 2022. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, STRO-001 and STRO-002. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of STRO-001 and STRO-002. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

If we do not achieve our projected development goals in the time frames we anticipate and project, the commercialization of our products may be delayed and our stock price may decline.

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

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies, including unprecedented Immunostimulatory Antibody Drug Conjugate, or iADC, technology, that are unproven and may not result in marketable products.

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

iADC is a novel technology, which makes it difficult to predict the time, risks and cost of development and of subsequently obtaining regulatory approval of our iADC product candidates.

Certain of our preclinical product candidates are based on our proprietary iADC technology. Some of our future success depends on the successful development of this technology and products based on it. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using our novel and unprecedented iADC technology. We may never receive approval to market and commercialize any potential iADC product candidate.

If we uncover any previously unknown risks related to our iADC technology, or if we experience unanticipated or unsolvable problems or delays in developing our iADC product candidates, we may be unable to complete our preclinical studies and clinical trials, meet the obligations of our collaboration and license agreements or commercialize our product candidates on a timely or profitable basis. If serious adverse events or unacceptable side effects are observed in preclinical studies or clinical trials of a product candidate based on our iADC technology, or if iADCs were shown to have limited efficacy, our ability to develop other product candidates based on our iADC technology would be adversely affected.

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates using our XpressCF® and XpressCF+® platforms. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our XpressCF® and XpressCF+® platforms and resulting product candidates.

Since 2014, we have entered into collaborations with Astellas Pharma Inc., or Astellas, Merck Sharp & Dohme LLC., a subsidiary of Merck & Co., Inc., or Merck, Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, or BMS, Merck KGaA, Darmstadt Germany (operating in the United States under the name “EMD Serono”, the biopharmaceutical business of Merck KGaA, Darmstadt, Germany in the US), BioNova Pharmaceuticals Limited, or BioNova, and Tasly Biopharmaceuticals Co., Ltd, or Tasly, to develop and commercialize certain cancer and other therapeutics. Our XpressCF® and XpressCF+® platforms have also supported a spin-out company, Vaxcyte Inc., focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

To date, no product developed on a cell-free manufacturing platform has received approval from the FDA, so the requirements for the manufacturing of products using our XpressCF® and XpressCF+® platforms are uncertain.

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed Phase 1 clinical trial use of our product candidates STRO-001 and STRO-002 and our partner BMS’s CC-99712 product candidate, and our partner EMD Serono’s M1231 product candidate, and our partner Merck’s MK-1484 product candidate, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

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

We have initiated technology transfers to enable large scale manufacture of extract and the reagents necessary to manufacture our products using our XpressCF® and XpressCF+® platforms. These large scale technology transfers may fail or be delayed, resulting in impacts to our development timelines and the costs associated with manufacturing our development products.

Our existing collaborations with Astellas, Merck, BMS, EMD Serono, Vaxcyte, BioNova and Tasly are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, fail to fulfill their contract obligations, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into collaborations with other biotechnology companies to develop or commercialize several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. Substantially all of our revenue to date has been derived from our existing collaboration agreements with Merck, BMS, EMD Serono, Vaxcyte, and Tasly, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, Celgene, now BMS, was advancing four preclinical collaboration programs, one of which is CC-99712, an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma. BMS has worldwide development and commercialization rights with respect to this BCMA ADC, for which the FDA cleared the IND application, and a Phase 1 clinical trial has commenced enrolling patients. However, in 2019, Celgene, now BMS, decided to not exercise the option to acquire U.S. clinical development and commercialization rights to a second collaboration program and subsequently allowed the ex-U.S. rights to three additional collaboration programs (BCMA-CD3, PD1-LAG3, and PD1-TIM3) to revert to us at no cost to us. EMD Serono has advanced a collaboration program, M1231, a MUC1-EGFR bispecific ADC, into a Phase 1 clinical trial in the first quarter of 2021. EMD Serono has worldwide rights to M1231 and sole discretion in the clinical development and commercialization of this product. Additionally, in September 2021, Merck extended the research term for an additional two years for one target program covering two distinct cytokine derivative molecules for the treatment of cancer, to facilitate completion of preclinical research and development activities for a second candidate molecule with a novel design and approach. Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484, the first cytokine derivative molecule under our collaboration, in July 2022. Merck has worldwide rights to MK-1484 and sole discretion in the clinical development and commercialization for this product candidate. Preclinical research for the second candidate molecule from this target program was completed in May 2022 and that molecule will not be developed further under our collaboration. In December 2021, Merck did not extend the research term for another target program of the collaboration and that program reverted to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

In addition, any dispute or litigation proceedings we may have with our collaborators in the future could delay development programs, reduce or eliminate potential milestone or other payments, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense. For example, in February 2022, Tasly indicated to us that it would like to discuss and renegotiate the terms of the Tasly License Agreement; and in April 2022, we entered into an amendment to the Tasly License Agreement amending the initial payment and certain milestone payments. If we encounter similar situations with Tasly or other collaboration partners, we may fail to recognize the expected future revenue and may be unable to collaborate under the terms of the applicable arrangement.

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

Manufacturing is a vital component of our business strategy. To ensure timely and consistent product supply we currently use a hybrid product supply approach wherein certain elements of our product candidates are manufactured internally at our manufacturing facilities in San Carlos, California, and other elements are manufactured at qualified third-party CMOs. Since our own manufacturing facilities may be limited or unable to manufacture certain of our preclinical and clinical trial product materials and supplies, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborator’s needs. For example, we have entered into a manufacturing agreement with EMD Millipore Corporation to provide manufacturing services for certain linker-warhead materials used in our STRO-001 product candidate and to perform conjugation of the applicable linker-warhead with the antibody component of our STRO-001 and STRO-002 product candidates. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® and XpressCF+® platforms, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS,

GlaxoSmithKline PLC, Johnson & Johnson, Merck Sharp & Dohme LLC, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A., and companies focused on ADCs, such as BMS, Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, Eisai, Co., Ltd., ImmunoGen, Inc., Eli Lilly & Company, Pfizer, Exelixis, Inc., Seagen, Inc., Genentech, Inc., or Genentech, Gilead Sciences Inc., Mersana Therapeutics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

We are highly dependent on the research and development, clinical development, manufacturing, and business development expertise of our management team, advisors and other specialized personnel. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and XpressCF® and XpressCF+® platform technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations.

As of June 30, 2022, we had 242 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines, and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions and delays in our research and development and manufacturing work.

The terms of our Loan and Security Agreement require us to meet certain covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

The Loan and Security Agreement is secured by a lien covering all of our assets, excluding our intellectual property. Subject to the terms of the Loan and Security Agreement, we have the option to prepay all, but not less than all, of the amounts borrowed under the Loan and Security Agreement, subject to certain penalty payments, prior to the March 1, 2024, maturity date, at which time all amounts borrowed will be due and payable.

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

Our investment in Vaxcyte is subject to risk

As of June 30, 2022, we held Vaxcyte common stock with a fair value of $34.0 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

Therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems are a relatively new scientific field. We have obtained grants and issuances of, and have obtained a license from a third party on an exclusive basis to, patents related to our proprietary XpressCF® and XpressCF+® platforms. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody-based and other therapeutics.

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

We generally file a provisional patent application first (a priority filing) at the USPTO. An international application under the Patent Cooperation Treaty, PCT, is usually filed within twelve months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in the United States, EU, Japan, Australia and Canada and, depending on the individual case, also in any or all of, inter alia, Brazil, China, Hong Kong, India, Israel, Mexico, New Zealand, South Africa, South Korea and other jurisdictions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

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

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2023, which has claims relating to methods of treating CD74-positive multiple myeloma with an ADC targeting CD74. As another example, we are aware of another issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are also aware of an issued patent expected to expire in 2028, relating to methods for targeting maytansinoids to a selected population of cells with a cell-binding agent conjugated to a maytansinoid with a non-cleavable linker. We are further aware of a published patent application relating to certain conjugates comprising a genus of hemiasterlin derivatives that, if the claims were to issue as they are currently presented to the United States Patent and Trademark Office for examination, may be potentially relevant to products incorporating our hemiasterlin-derived linker-warhead. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for STRO-001 or STRO-002, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-001 or STRO-002. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technologies could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Although our employees have experience in conducting and managing clinical trials from prior employment at other companies, we, as a company, have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and may be further delayed due to one or more temporary federal government shutdowns. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A joint select committee on deficit reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a reduction through June 30, 2022 due to the COVID-19 pandemic. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The privacy and security of data have become significant issues in the United States, Europe and in many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our clinical development regarding the patients enrolled in our clinical trials. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity and could harm our ability to initiate and complete clinical trials. We cannot provide assurance that current or future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal data (as necessary); either of these circumstances may prevent us from undertaking or publishing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business and reputation, results of operations, financial condition, and prospects.

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

Other states have followed California’s lead. The Virginia Consumer Data Protection Act, or VCDPA, which will go into effect in 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. Colorado has also adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023. The Connecticut Data Privacy Act, or CDPA, will become effective July 1, 2023, and the Utah Consumer Privacy Act, or the UCPA, will become effective December 31, 2023. As of July 2022, twenty-eight states have pending consumer privacy legislation under review, which if enacted would add additional costs and expense of resources to maintain compliance. It is difficult to confidently predict the impact of such laws on our business or operations, but it has required and may continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Following the UK’s exit from the European Union, the UK government transposed the General Data Protection Regulation into UK national law, thereby creating the UK GDPR. The UK made a number of technical changes to GDPR under the Data Protection, Privacy and Electronic Communications Regulations 2019. The UK Data Protection Act 2018, or Data Protection Act, also remains in place as a national data protection law that supplements UK GDPR. From the beginning of 2021 (when the transitional period following Brexit expired), we have continued to comply with the UK GDPR and also the Data Protection Act, with UK GDPR having the ability to fine up to the greater of £17.5 million or 4% of global turnover. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business operations may limit the use and adoption of our services, reduce overall demand for them. Changes in these legislations may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

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

In turn, the findings of the CJEU will have significant implications for cross-border data flows. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses (SCCs) to apply to international data transfers outside of the EEA. We will have until December 27, 2022 to update any existing agreements executed before September 27, 2021, that rely on the old form of SCCs. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our operations, and we may find it necessary to establish systems in the EEA, Switzerland, and the United Kingdom to maintain personal data originating from the EEA and the United Kingdom, which may involve substantial expense and distraction from other aspects of our business. We may need to implement additional safeguards to further enhance the security of data transferred out of the EEA/Switzerland/United Kingdom, conduct data transfer impact assessments, and review existing agreements which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the GDPR provides that countries in the EEA may establish their own laws and regulations further restricting the processing of certain personal data, including genetic data, biometric data, and health data.

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

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening disease or condition that provides a meaningful advantage over available therapies based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would do so on the basis that there is no available therapy for that disease or condition or that our product candidate provides a benefit over available therapy. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biologic for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur without a showing of benefit over available therapy. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. We have initiated discussions with the FDA regarding an appropriate trial design for a registration-directed trial of STRO-002 to potentially support an accelerated approval; however, whether any trial is sufficient to receive FDA approval under the accelerated approval pathway will depend on the safety and efficacy results of such trial and will only be determined by the FDA upon review of a submitted BLA.

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

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called “dangling” or delinquent accelerated approvals, where confirmatory studies have not been completed or where results did not confirm benefit, but for which marketing approval continues in effect, and some companies have subsequently voluntarily requested withdrawal of approval of their products. In addition, the Oncology Center of Excellence has recently announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies. In addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

We expect our operating results to be subject to quarterly and annual fluctuations. Our net income or loss and other operating results will be affected by numerous factors, including:

•
variations in the level of expense related to the ongoing development of our XpressCF® and XpressCF+® platforms, our product candidates or future development programs;
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
•
general economic uncertainty and capital markets disruptions, including rising interest rates and inflation, which have been substantially impacted by geopolitical instability due to the ongoing military conflict in Ukraine;
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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock. For example, in April 2021, we entered into the Sales Agreement with Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $100.0 million of our common stock pursuant to one or more “at the market” offerings. Sales of our common stock under the Sales Agreement with Jefferies could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. Any future sales of common stock through our “at the market” offering program will result in dilution and may have a negative impact on the price of our common stock.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members. The additional requirements we must comply with may strain our resources and divert management’s attention from other business concerns.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. In order to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.

As a result of no longer being an emerging growth company, we have incurred, and will continue to incur, significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. The cost of compliance with Section 404 of the Sarbanes-Oxley Act has required us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Although we expect to be a “smaller reporting company” and a “non-accelerated filer” as of December 31, 2022, we will still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense.

We have also previously taken advantage of the reduced disclosure requirements of the Jumpstart Our Business Startups Act applicable to emerging growth companies regarding executive compensation disclosures and exemption from the requirements of holding advisory “say-on-pay” votes on executive compensation. We are not currently eligible for such reduced disclosure requirements and exemptions and, as such, we are required to hold “say-on-pay” and “say-on-frequency” votes at our annual meetings of stockholders; however, we expect to be a smaller reporting company as of December 31, 2022, following which we will become eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures in 2023. We expect that the increased disclosure requirements will continue to require additional attention from management and will continue to result in increased costs to us, which could include higher legal fees, accounting fees, and fees associated with investor relations activities, among others.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.1†	First Amendment to the Tasly License Agreement					X
10.2†˄	License and Collaboration Agreement, dated June 27, 2022, by and between the Registrant and Astellas Pharma Inc.					X
10.3	First Amendment to the Loan and Security Agreement among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

† Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulations S-K.

˄Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUTRO BIOPHARMA, INC.

Date: August 8, 2022	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: August 8, 2022	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer