Form 10-Q
period 2022-09-30
SUTRO BIOPHARMA, INC.
filed 2022-11-08
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 57,475,466 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,779	$30,414
Marketable securities	190,560	130,343
Investment in equity securities	36,909	37,181
Accounts receivable	11,241	12,454
Prepaid expenses and other current assets	11,064	8,123
Total current assets	346,553	218,515
Property and equipment, net	24,281	22,550
Operating lease right-of-use assets	27,073	29,041
Marketable securities, non-current	-	68,775
Other non-current assets	1,921	1,655
Restricted cash	872	872
Total assets	$400,700	$341,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,443	$11,327
Accrued compensation	10,380	11,417
Deferred revenue - current	15,920	5,496
Operating lease liability - current	2,631	1,037
Debt - current	12,500	9,375
Other current liabilities	4,414	3,084
Total current liabilities	58,288	41,736
Deferred revenue - non-current	74,732	-
Operating lease liability - non-current	31,038	31,224
Debt - non-current	6,783	15,738
Other non-current liabilities	133	146
Total liabilities	170,974	88,844
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 54,631,360 and 46,327,131 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	55	46
Additional paid-in-capital	649,028	586,243
Accumulated other comprehensive loss	(1,336)	(314)
Accumulated deficit	(418,021)	(333,411)
Total stockholders’ equity	229,726	252,564
Total Liabilities and Stockholders’ Equity	$400,700	$341,408

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$25,147	$8,517	$59,140	$51,226
Operating expenses
Research and development	31,714	26,602	94,036	74,473
General and administrative	14,643	16,589	44,825	40,241
Total operating expenses	46,357	43,191	138,861	114,714
Loss from operations	(21,210)	(34,674)	(79,721)	(63,488)
Interest income	1,014	109	1,327	481
Unrealized gain (loss) on equity securities	3,496	4,483	323	(1,881)
Interest and other expense, net	(2,788)	(820)	(4,039)	(2,525)
Loss before provision for income taxes	(19,488)	(30,902)	(82,110)	(67,413)
Provision for income taxes	-	-	2,500	-
Net loss	$(19,488)	$(30,902)	$(84,610)	$(67,413)
Net loss per share, basic and diluted	$(0.37)	$(0.67)	$(1.74)	$(1.46)
Weighted-average shares used in computing basic and diluted loss per share	52,345,732	46,162,544	48,622,258	46,060,010

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net loss	$(19,488)	$(30,902)	$(84,610)	$(67,413)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	20	15	(1,022)	(159)
Comprehensive loss	$(19,468)	$(30,887)	$(85,632)	$(67,572)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	46,327,131	$46	$586,243	$(314)	$(333,411)	$252,564
Exercise of common stock options	32,497	—	180	—	—	180
Issuance of common stock under Employee Stock Purchase Plan	146,165	—	1,006	—	—	1,006
Vesting of restricted stock units	465,731	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(44,665)	—	(404)	—	—	(404)
Stock-based compensation expense	—	—	6,974	—	—	6,974
Net unrealized loss on available-for- sale securities	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(39,110)	(39,110)
Balances at March 31, 2022	46,926,859	$47	$593,998	$(1,152)	$(372,521)	$220,372
Exercise of common stock options	298	—	2	—	—	2
Vesting of restricted stock units	31,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(1,296)	—	(9)	—	—	(9)
Stock-based compensation expense	—	—	6,696	—	—	6,696
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $690	1,716,996	2	8,211	—	—	8,213
Net unrealized loss on available-for- sale securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(26,012)	(26,012)
Balances at June 30, 2022	48,674,232	$49	$608,898	$(1,356)	$(398,533)	$209,058
Exercise of common stock options	16,659	—	85	—	—	85
Issuance of common stock under Employee Stock Purchase Plan	124,351	—	607	—	—	607
Vesting of restricted stock units	76,875	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(7,606)	—	(50)	—	—	(50)
Stock-based compensation expense	—	—	6,782	—	—	6,782
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $902	5,746,849	6	32,706	—	—	32,712
Net unrealized gain on available-for- sale securities	—	—	—	20	—	20
Net loss	—	—	—	—	(19,488)	(19,488)
Balances at September 30, 2022	54,631,360	$55	$649,028	$(1,336)	$(418,021)	$229,726

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	45,752,116	$46	$559,746	$129	$(227,873)	$332,048
Exercise of common stock options	129,161	—	1,360	—	—	1,360
Issuance of common stock under Employee Stock Purchase Plan	93,346	—	873	—	—	873
Vesting of restricted stock units	147,349	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(18,366)	—	(407)	—	—	(407)
Stock-based compensation expense	—	—	3,952	—	—	3,952
Net unrealized loss on available-for- sale securities	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(30,359)	(30,359)
Balances at March 31, 2021	46,103,606	$46	$565,524	$—	$(258,232)	$307,338
Exercise of common stock options	40,902	—	452	—	—	452
Return and retirement of common stocks	(6,804)	—	—	—	—	—
Vesting of restricted stock units	3,750	—	—	—	—	—
Stock-based compensation expense	—	—	5,907	—	—	5,907
Net unrealized gain on available-for- sale securities	—	—	—	(45)	—	(45)
Net income	—	—	—	—	(6,152)	(6,152)
Balances at June 30, 2021	46,141,454	$46	$571,883	$(45)	$(264,384)	$307,500
Exercise of common stock options	15,911	—	160	—	—	160
Issuance of common stock under Employee Stock Purchase Plan	52,463	—	892	—	—	892
Vesting of restricted stock units	81,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(30,143)	—	(580)	—	—	(580)
Stock-based compensation expense	—	—	6,495	—	—	6,495
Net unrealized loss on available-for- sale securities	—	—	—	15	—	15
Net loss	—	—	—	—	(30,902)	(30,902)
Balances at September 30, 2021	46,261,060	$46	$578,850	$(30)	$(295,286)	$283,580

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(84,610)	$(67,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,162	3,529
Amortization of premium on marketable securities	810	1,982
Stock-based compensation	20,452	16,354
Noncash lease expenses	1,968	3,841
Realized gain on sale of equity securities	(30)	-
Unrealized (gain) / loss on equity securities	(323)	1,881
Remeasurement of liability awards	1	73
Other	143	406
Changes in operating assets and liabilities:
Accounts receivable	1,213	(6,771)
Prepaid expenses and other assets	(2,941)	(4,534)
Accounts payable	(288)	4,484
Accrued compensation	(1,037)	(336)
Other liabilities	1,329	629
Deferred revenue	85,156	(12,754)
Change in operating lease liability	1,408	(1,470)
Net cash provided by (used in) operating activities	27,413	(60,099)
Investing activities
Purchases of marketable securities	(114,498)	(226,109)
Maturities of marketable securities	88,460	106,750
Sales of marketable securities	32,764	14,049
Proceed from sale of equity securities	625	-
Purchases of equipment and leasehold improvements	(4,491)	(12,786)
Net cash provided by (used in) investing activities	2,860	(118,096)
Financing activities
Proceeds from At-The-Market sale, net of issuance costs	40,925	-
Payment of debt	(6,250)	-
Proceeds from exercise of common stock options	267	1,972
Taxes paid related to net shares settlement of restricted stock units	(463)	(987)
Proceeds from employee stock purchase plan	1,613	1,765
Net cash provided by financing activities	36,092	2,750
Net increase (decrease) in cash, cash equivalents and restricted cash	66,365	(175,445)
Cash, cash equivalents and restricted cash at beginning of period	31,286	207,024
Cash, cash equivalents and restricted cash at end of period	$97,651	$31,579
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,442	$1,536
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable	$1,775	$2,165
Financing component associated with program fees	$2,251	$561
Remeasurement of operating lease right-of-use assets for lease modification	$-	$4,227

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

At-The-Market Sales

During the three and nine months ended September 30, 2022, the Company sold an aggregate of 5,746,849 and 7,463,845 shares, respectively, of its common stock through its At-the-Market Facility (“ATM Facility”) pursuant to its Open Market Sales AgreementSM dated April 2, 2021 with Jefferies LLC (“Jefferies”), as sales agent (the “Sales Agreement”).

During the three and nine months ended September 30, 2022, the gross proceeds from these sales were approximately $33.6 million and $42.5 million, respectively, before deducting fees of approximately $0.9 million and $1.6 million, respectively, resulting in net proceeds of approximately $32.7 million and $40.9 million, respectively, to the Company.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of $418.0 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of September 30, 2022, the Company had unrestricted cash, cash equivalents and marketable securities of $287.3 million, which is available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents and marketable securities as of September 30, 2022 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2021 condensed balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that may be uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international customers, suppliers, service providers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from such estimates or assumptions.

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

	September 30,
	2022	2021
	(in thousands)
Cash and cash equivalents	$96,779	$30,707
Restricted cash	872	872
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$97,651	$31,579

Investments in Equity Securities

Vaxcyte common stock held by the Company is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, with any realized or unrealized gains and losses recorded in the Company’s condensed Statements of Operations.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$82,918	$82,918	$-	$-
Commercial paper	66,324	-	66,324	-
Corporate debt securities	28,940	-	28,940	-
Equity securities	36,909	36,909	-	-
Asset-backed securities	5,004	-	5,004	-
U.S. government securities	66,343	66,343	-	-
U.S. agency securities	16,530	-	16,530	-
Supranational debt securities	20,396	-	20,396	-
Total	$323,364	$186,170	$137,194	$-

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$29,451	$29,451	$-	$-
Commercial paper	22,580	-	22,580	-
Corporate debt securities	74,861	-	74,861	-
Equity securities	37,181	37,181	-	-
Asset-backed securities	32,957	-	32,957	-
U.S. government securities	47,420	47,420	-	-
Supranational debt securities	21,300	-	21,300	-
Total	$265,750	$114,052	$151,698	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of September 30, 2022 and December 31, 2021, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

Investments in Equity Securities

As of September 30, 2022 and December 31, 2021, the Company held 1,537,879 shares and 1,562,879 shares, respectively, of Vaxcyte common stock with an estimated fair value of $36.9 million and $37.2 million, respectively. Related to Vaxcyte common stock, the Company recognized an unrealized gain of $3.5 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively, and unrealized gain of $0.3 million and unrealized loss of $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company sold 25,000 shares and no shares of Vaxcyte common stock at their fair market value during the three and nine months ended September 30, 2022 and 2021, respectively. The Company recognized a gain of $30,000 and zero on the Vaxcyte common stock sold during the three and nine months ended September 30, 2022 and 2021, respectively. See “Note 12. Subsequent Events” for additional information on the Company's sale of Vaxcyte common stock.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	September 30, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$82,918	$-	$-	$82,918
Commercial paper	66,324	-	-	66,324
Corporate debt securities	29,334	-	(394)	28,940
Asset-based securities	5,038	-	(34)	5,004
U.S. government securities	67,015	-	(672)	66,343
U.S. agency securities	16,560	-	(30)	16,530
Supranational debt securities	20,602	-	(206)	20,396
Total	287,791	-	(1,336)	286,455
Less amounts classified as cash equivalents	(95,895)	-	-	(95,895)
Total marketable securities	$191,896	$-	$(1,336)	$190,560

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized (Losses)	Fair Value
	(in thousands)
Money market funds	$29,451	$-	$-	$29,451
Commercial paper	22,580	-	-	22,580
Corporate debt securities	75,012	-	(151)	74,861
Asset-based securities	32,975	-	(18)	32,957
U.S. government securities	47,504	-	(84)	47,420
Supranational debt securities	21,361	-	(61)	21,300
Total	228,883	-	(314)	228,569
Less amounts classified as cash equivalents	(29,451)	-	-	(29,451)
Total marketable securities	$199,432	$-	$(314)	$199,118

As of September 30, 2022 and December 31, 2021, zero and $68.8 million, respectively, of marketable securities had maturities of more than one year and less than two years and are classified as non-current assets.

There were $137.2 million and $176.5 million of investments in an unrealized loss position of $1.3 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022 and 2021, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after September 30, 2022 and 2021, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of September 30, 2022 and 2021. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of September 30, 2022 and December 31, 2021 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of September 30, 2022 and December 31, 2021.

In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Bristol Myers Squibb Company (“BMS”)	$4,343	$1,118	$8,774	$7,784
Merck Sharp & Dohme Corporation (“Merck”)	10,157	6,414	11,367	38,175
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	166	249	2,200	2,844
Astellas Pharma Inc. (“Astellas”)	4,985	-	4,985	-
Vaxcyte	1,496	736	2,814	2,423
BioNova Pharmaceuticals, Ltd. (“BioNova”)	4,000	-	4,000	-
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	-	-	25,000	-
Total revenue	$25,147	$8,517	$59,140	$51,226

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the nine months ended September 30, 2022:

Nine Months Ended
September 30, 2022
(in thousands)
Deferred revenue—December 31, 2021	$5,496
Additions to deferred revenue	95,256
Recognition of revenue in current period	(10,100)
Deferred revenue—September 30, 2022	$90,652

The Company’s balance of deferred revenue contains an upfront payment and an advance payment for an obligation from one of our supply agreements which remains partially unsatisfied. The Company expects to recognize approximately $15.9 million of the deferred revenue over the next twelve months.

There have been no material changes to the Company’s collaboration agreements in the three and nine months ended September 30, 2022, except as described below.

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

As of September 30, 2022 and December 31, 2021, there was no deferred revenue related to payments received by the Company under the BMS Agreement.

2018 BMS Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 BMS Master Services Agreement”) with BMS, wherein BMS requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of September 30, 2022 and December 31, 2021, there was $2.1 million and $0.6 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development services	$107	$249	$591	$762
Materials supply	4,236	869	8,183	7,022
Total revenue	$4,343	$1,118	$8,774	$7,784

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

In the second quarter of 2021, the Company earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration. The $15.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $65.0 million to $80.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the period ended December 31, 2021. As a result of the change in transaction price, the Company recognized substantially all of the $15.0 million contingent payment as a cumulative catch-up in revenue in the period ended December 31, 2021, with a remaining $0.3 million related to the Joint Steering Committee, ("JSC") performance obligation. This remaining $0.3 million related to the JSC performance obligation was recognized in the nine-month period ended September 30, 2022.

In September 2021, the Company entered into an amendment to the 2018 Merck Agreement (the “2021 Amendment”) to extend the research term for the first program in the 2018 Merck Agreement to discover and develop novel cytokine derivative therapeutics for cancer and autoimmune disorders. Under the terms of the 2021 Amendment, the Company received a payment of $2.5 million with an additional $7.5 million to be received upon the achievement of certain developmental milestones by Merck on a second molecule under the first cytokine-derivative program of the collaboration. Pursuant to ASC 606, the Company concluded that the 2021 Amendment constitutes a contract modification which is to be accounted for as a separate contract from the 2018 Merck Agreement. From the $2.5 million payment received, $1.9 million was recognized as revenue on a proportion of performance basis in the year ended December 31, 2021, related to the Company’s identified performance obligations under the 2021 Amendment. The remaining $0.6 million was recognized as revenue in the nine-month period ended September 30, 2022. Merck decided not to pursue further development of a second molecule under the first cytokine-derivative program of the collaboration and therefore allowed the option to extend the period for nomination of additional clinical candidates under the 2021 Amendment to expire in June 2022.

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

In July 2022, the first patient was dosed in a Phase 1 study of an investigational candidate resulting from the 2018 Merck Agreement for the development of a novel cytokine derivative therapeutic for the treatment of cancer. As a result of this achievement, the Company earned and received a $10.0 million contingent payment from Merck and recognized the revenue during the three months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, there was zero and $0.9 million, respectively, of deferred revenue related to the 2018 Merck Agreement and 2021 Amendment.

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

As of both September 30, 2022 and December 31, 2021, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$-	$3,506	$862	$30,889
Contingent payment earned	10,000	-	10,000	-
Research and development services	136	419	402	2,328
Financing component on unearned revenue	-	149	-	561
Materials supply	21	2,340	103	4,397
Total revenue	$10,157	$6,414	$11,367	$38,175

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

As of September 30, 2022 and December 31, 2021, there was no deferred revenue related to payments received by the Company under the MDA Agreement.

2019 EMD Serono Supply Agreement

In April 2019, the Company entered into an ADC Product Preclinical and Phase I Clinical Supply Agreement (the “2019 EMD Serono Supply Agreement”) with EMD Serono, wherein EMD Serono requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of September 30, 2022 and December 31, 2021, there was $0.5 million and zero deferred revenue, respectively, related to payments received by the Company under the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Contingent payment earned	$-	$-	$-	$2,000
Research and development services	78	214	494	503
Materials supply	88	35	1,706	341
Total revenue	$166	$249	$2,200	$2,844

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

Pursuant to the Astellas Agreement, the Company received from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million during the three months ended September 30, 2022. Under ASC 808 and ASC 606, the Company determined that both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the development program, and identified four performance obligations under the Astellas Agreement as: (1) performance of services related to the first target program; (2) performance of services related to the second target program; (3) performance of services related to the third target program; and (4) the Company’s estimated future services on the collaboration JSC. The transaction price of $90.0 million was allocated among the performance obligations using the Company’s best estimate of the standalone selling price, or SSP, for each of the associated performance obligations. Revenue allocated to the three target programs, which totaled $89.1 million, is being recognized on a proportion of performance basis, using FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of four years for each target program. As it pertains to the JSC performance obligation, the revenue allocated to such performance obligation was $0.9 million, and is being recognized on a proportion of performance basis using FTE cost as the basis of measurement, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the Astellas Agreement.

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $29.2 million as of September 30, 2022 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount will be recognized as interest expense and revenue over the estimated service period for the three target programs.

The Company is also eligible to receive up to $422.5 million in development, regulatory and commercial milestones for each product candidate, and tiered royalties ranging from low double-digit to mid-teen percentages on worldwide sales of any commercial products that may result from the collaboration, subject to customary deductions under certain circumstances. The Company can also elect to convert any product candidate into a cost and profit-sharing arrangement, for the United States only. In the event the Company makes such election, it will share commercialization costs and profits relating to such product candidate equally with Astellas in the United States, and no royalties will be due from Astellas for net sales of such product candidates in the United States.

The Astellas Agreement contains customary provisions for termination, including by Astellas for convenience upon 30 days’ written notice and by either party for cause, including for material breach (subject to cure). The Company has certain reversion rights as to product candidates in connection with certain termination events.

Revenues under the Astellas Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$1,925	$-	$1,925	$-
Research and development services	809	-	809	-
Financing component on unearned revenue	2,251	-	2,251	-
Total revenue	$4,985	$-	$4,985	$-

As of September 30, 2022 and December 31, 2021, there was $88.1 million and zero deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

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

For the three and nine months ended September 30, 2022, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $4.0 million and $10.2 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

For the three and nine months ended September 30, 2021, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $3.9 million and $4.9 million, respectively.

Revenues under the Vaxcyte Supply Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development services	$651	$247	$1,794	$716
Materials supply	845	489	1,020	1,707
Total revenue	$1,496	$736	$2,814	$2,423

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

The Company identified a combined performance obligation under the initial license option agreement, which consists of four interrelated promises: generating a recommended dose of STRO-001 for multiple myeloma and Non-Hodgkin’s lymphoma; providing licensed know-how and regulatory filings necessary to prepare an IND; providing initial clinical supply in the People’s Republic of China; and participating in the JSC. These promises are considered to be interdependent and not distinct from each other, representing a combined output. The transaction price at inception included the refundable payment of $4.0 million and was considered constrained at the inception of the agreement. During the three months ended September 30, 2022, the Company recognized the $4.0 million licensing option payment as revenue as the Company performed the combined performance obligation under the BioNova Option Agreement. BioNova will have the right to exercise the license option for an additional payment of $12.0 million. As of September 30, 2022, there was zero deferred revenue related to the payment received by the Company under the BioNova Option Agreement and BioNova had not yet exercised the license option.

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the condensed Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the three and nine months ended September 30, 2022, the Company did not recognize a reduction of research and development expenses under the Tasly License Agreement.

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

During the nine months ended September 30, 2022, the Company recognized the $25.0 million upfront payment as revenue after the payment, net of a withholding tax, was received by the Company from Tasly during the three months ended June 30, 2022. The withholding tax of $2.5 million was recorded as an income tax charge related to the upfront payment.

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

In June 2022, the Company entered into an amendment to the LSA with Oxford and SVB (the “LSA Amendment”). The LSA Amendment added a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million. The Company was in compliance with the financial covenant under the LSA Amendment as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company has classified $12.5 million and $9.4 million, respectively, of the outstanding debt balance as current and $6.8 million and $15.7 million, respectively, as non-current, which reflects the scheduled repayment terms under the February 2020 LSA.

As of September 30, 2022 and December 31, 2021, accrued interest expense was $0.1 million and $0.2 million, respectively.

During the three and nine months ended September 30, 2022, the Company recorded interest expense related to loans outstanding of $0.6 million and $1.8 million, respectively, with average interest rates of 8.63% and 8.26%, respectively, and interest related to the accretion of debt discount of $0.1 million and $0.4 million, respectively.

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$1,539	$2,266	$4,615	$6,396
Short-term lease cost	19	22	60	73
Variable lease cost	325	754	1,179	1,513
Total lease costs	$1,883	$3,042	$5,854	$7,982

During the three and nine months ended September 30, 2022, the Company recorded operating lease expense of $1.5 million and $4.6 million, respectively. As of September 30, 2022, the Company paid $1.2 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the condensed Statements of Cash Flows.

During the three and nine months ended September 30, 2021, the Company recorded operating lease expense of $2.3 million and $6.4 million, respectively. As of September 30, 2021, the Company paid $4.0 million, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the condensed Statements of Cash Flows.

As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease term was 5.0 years and 5.7 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of September 30, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2022	$418
2023	8,002
2024	9,219
2025	9,533
2026	8,994
Thereafter	8,289
Total lease payments	44,455
Less: imputed interest	(10,786)
Operating lease liabilities	33,669
Less: current portion	(2,631)
Total lease liabilities, non-current	$31,038

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

8. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	September 30,	December 31,
	2022	2021
Common stock options issued and outstanding	7,473,527	6,512,086
Common stock awards issued and outstanding	3,893,070	2,403,826
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,517,671	1,504,641
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	865,995	673,251
Warrants to purchase common stock	127,616	127,616
Total	13,877,879	11,221,420

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2022 and December 31, 2021.

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

9. Equity Incentive Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan, 2018 Equity Incentive Plan, 2021 Equity Inducement Plan and

Amended and Restated 2021 Equity Inducement Plan

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

In August 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”) and reserved an additional 750,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees as a material inducement to their acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

As of September 30, 2022, the Company had a total of 1,517,671 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2021	6,512,086	$13.86
Granted	1,352,500	7.16
Exercised	(49,454)	5.39
Canceled and forfeited	(341,605)	14.22
Stock options outstanding at September 30, 2022	7,473,527	12.69
Stock options exercisable at September 30, 2022	4,960,812	$13.13

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 2,407,000 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually and will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the nine months ended September 30, 2022 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2021	2,403,826	$18.43
Granted	2,407,000	7.70
Vested and released	(573,981)	17.84
Canceled and forfeited	(343,775)	14.89
Non-vested September 30, 2022	3,893,070	$12.19

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

As of September 30, 2022, 890,421 shares had been purchased and 865,995 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development expense:	$2,630	$1,933	$7,514	$4,882
General and administrative expense:	4,152	4,562	12,938	11,472
Total	$6,782	$6,495	$20,452	$16,354

As of September 30, 2022, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $18.7 million and $39.6 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.4 years and 2.9 years, respectively. As of September 30, 2022, there was $0.5 million of unrecognized stock-based compensation expense related to the ESPP.

As of September 30, 2021, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $28.1 million and $36.6 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.6 years and 3.4 years, respectively. As of September 30, 2021, there is $0.3 million of unrecognized stock-based compensation expense related to the ESPP.

10. Provision for Income Taxes

The Company recorded a foreign income tax charge of zero and $2.5 million during the three and nine months ended September 30, 2022, respectively, due to a withholding tax in China on its license revenue from Tasly. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(19,488)	$(30,902)	$(84,610)	$(67,413)
Denominator:
Shares used in computing net loss per share	52,345,732	46,162,544	48,622,258	46,060,010
Net loss per share, basic and diluted	$(0.37)	$(0.67)	$(1.74)	$(1.46)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the period ended September 30, 2022 and 2021, because including them would have been antidilutive:

	As of September 30,
	2022	2021
Common stock options issued and outstanding	7,473,527	6,533,772
Restricted stock units issued and outstanding	3,893,070	2,262,776
Warrants to purchase common stock	127,616	153,070
Employee stock purchase plan	23,346	6,663
Total	11,517,559	8,956,281

12. Subsequent Events

The Company sold 2,821,315 shares of its common stock under its ATM Facility pursuant to the Sales Agreement with Jefferies during the period from October 1, 2022 through November 7, 2022. Net proceeds were $15.3 million, after deducting issuance costs.

The Company sold 1,033,434 shares of Vaxcyte common stock at their fair market value during the period from October 1, 2022 through November 7, 2022, for net proceeds of $28.1 million.

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

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices (GMP) compliant manufacturing facility. We have the ability to manufacture our proprietary cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our two most advanced product candidates are wholly owned: STRO-002, an ADC directed against folate receptor-alpha, or FolRα, for patients with FolRα-expressing cancers, such as ovarian and endometrial cancers, and STRO-001, an ADC directed against CD74, for patients with B-cell malignancies, such as multiple myeloma and non-Hodgkin lymphoma, or NHL.

STRO-002 is designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+® platform. Our first Phase 1 trial for STRO-002 is an open-label study evaluating STRO-002 as a monotherapy for patients with ovarian and endometrial cancers. This trial is being conducted in two-parts, dose escalation and dose expansion. The primary objectives of the STRO-002 clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics and additional safety, tolerability and efficacy measures.

We are developing STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+® platform. The Phase 1 trial for STRO-001 is an open-label study evaluating STRO-001 as a monotherapy for patients with multiple myeloma and NHL. The trial is being conducted in two parts: dose escalation and dose expansion. The primary objectives of the trial are to determine the safety and tolerability profile of STRO-001, to determine the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics of STRO-001 and additional safety, tolerability and efficacy measures.

In March 2019, STRO-002 began enrolling patients in a Phase 1 trial focused on ovarian and endometrial cancers. The dose escalation portion of the STRO-002 Phase 1 trial has been completed and the dose expansion portion of the trial is ongoing to assess the efficacy, safety and tolerability of STRO-002. In May 2021, we reported data from the dose-escalation cohort. Based on such reported data, STRO-002 exhibited a manageable safety profile and promising preliminary efficacy data. In January 2022, we released initial results of the dose expansion portion of the STRO-002 Phase 1 trial. These data suggested that STRO-002 exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population. In August 2021, we were granted Fast Track designation for STRO-002 by the U.S. Food and Drug Administration, or FDA for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. We have initiated discussions with the FDA regarding an appropriate trial design for a registration-directed trial of STRO-002 to potentially support an accelerated approval; however, whether any trial is sufficient to receive FDA approval under the accelerated approval pathway will depend on the safety and efficacy results of such trial and will only be determined by the FDA upon review of a submitted biologics license application, or BLA. In December 2021, we entered into a licensing agreement with Tasly Biopharmaceuticals Co., Ltd, or Tasly, to grant Tasly an exclusive license to develop and commercialize STRO-002 in China, Hong Kong, Macau and Taiwan, referred to as Greater China, or the Tasly License Agreement, which agreement was amended in April 2022, or the Amendment. Pursuant to the Amendment, the initial nonrefundable upfront payment due from Tasly was amended to $25.0 million, and a $15.0 million payment will be placed in escrow by Tasly in the second half of 2022 and become payable to us upon achievement of certain regulatory milestones. The Amendment also added an additional regulatory milestone payment to the Tasly License Agreement, providing additional potential payments totaling up to $350.0 million related to development, regulatory and commercialization milestones, beyond the payments described above, and made certain other ministerial edits. On November 3, 2022, an abstract was published announcing an upcoming oral presentation at the 64th American Society of Hematology Annual Meeting and Exposition (ASH 2022) showing the anti-leukemic activity of STRO-002 for pediatric patients with relapsed/refractory CBF2AT3-GLIS2 acute myeloid leukemia, or AML treated under compassionate use.

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

Based on our proprietary XpressCF® and XpressCF+® platforms, we have also entered into multi-target, product-focused collaborations with leaders in the field of oncology, including an immunostimulatory antibody-drug conjugates collaboration with Astellas Pharma Inc., or Astellas, a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS; a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”); BioNova; and Tasly. Our XpressCF® and XpressCF+® platforms have also supported a spin-out company, Vaxcyte Inc., or Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In the first quarter of 2022, Vaxcyte announced initiation of a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults, and announced in October 2022 positive topline data from such study in adults aged 18-64.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck, EMD Serono, BioNova, Tasly and Astellas, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public offerings of common stock and debt proceeds.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $79.7 million and a net loss of $84.6 million for the nine months ended September 30, 2022, which net loss included the non-operating, unrealized gain of $0.3 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $63.5 million and net loss of $67.4 million, which net loss included the non-operating, unrealized loss of $1.9 million related to our holdings of Vaxcyte common stock, for the nine months ended September 30, 2021. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of September 30, 2022, we had an accumulated deficit of $418.0 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Impacts of the COVID-19 Pandemic

The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, impacts on our clinical studies, employee or industry events, and effects on our collaboration partners, suppliers, service providers and manufacturers, all of which are uncertain and cannot be predicted. The COVID-19 pandemic and its adverse effects had become prevalent in the locations where we, our CROs, suppliers or third-party business partners conduct business. We are experiencing the impact of the COVID-19 pandemic on our business through increased cost and modification to our activities. Additionally, the COVID-19 pandemic has had, and may continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. We may experience more pronounced and significant disruptions in our operations, liquidity, supply chain, facilities, and clinical trials in the future as well. We may in the future experience more significant delays in enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis that could materially adversely impact our business, results of operations, revenue earned from our collaboration partners, and overall financial performance in future periods. Specifically, we may experience impact from changes in how we and companies worldwide conduct business due to any change to the current status of the COVID-19 pandemic, or other infectious diseases, including but not limited to restrictions on travel and in-person meetings, the speed and breadth of mass vaccinations for COVID-19 and the efficacy of such vaccines, delays in site activations and enrollment of clinical trials, prioritization of hospital resources toward pandemic effort, delays in review by the FDA and comparable foreign regulatory agencies, limitations on employee resources that would otherwise be focused on the conduct of our research, preclinical studies, clinical trials and manufacturing operations, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions, and disruptions in our supply chain for our product candidates. Additionally, increased reliance on remote work by our employees as a result of the COVID-19 pandemic poses incremental increased cybersecurity risks as our employees’ home networks are inherently less secure than our corporate networks. As of the filing date of this Form 10-Q, the extent to which the COVID-19 pandemic may impact our financial condition, results of operations or guidance is uncertain. The effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See the section titled “Risk Factors” for further discussion of the possible impact of the ongoing COVID-19 pandemic on our business.

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck, EMD Serono, BioNova, Tasly and Astellas, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators and to Vaxcyte.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$8,924	$6,708	$25,378	$19,409
Process and product development	3,857	4,470	11,302	11,201
Manufacturing	9,132	7,579	27,101	23,313
Clinical development	2,452	1,709	6,492	3,662
Total internal costs	24,365	20,466	70,273	57,585
External Program Costs:
Research and drug discovery	793	379	1,862	1,069
Toxicology and translational science	210	357	712	963
Process and product development	69	104	337	286
Manufacturing	3,149	3,249	11,857	7,718
Clinical development	3,128	2,047	8,995	6,852
Total external program costs	7,349	6,136	23,763	16,888
Total research and development expenses	$31,714	$26,602	$94,036	$74,473

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

Interest and Other Expense, Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs including accretion of final payment. Additionally, we identified a financing component under the Astellas Agreement and recorded interest expense associated with the upfront payment. Other income (expense) includes changes in values attributable to the arrangement with our Call Option Plan whereby we granted certain employees options to purchase shares of Vaxcyte common stock, and realized gain (loss) on the sale of Vaxcyte common stock.

Income Taxes

We recorded a foreign income tax charge of zero and $2.5 million due to a withholding tax in China on an upfront license fee payment received from Tasly during the three and nine months ended September 30, 2022, respectively. All other income tax charges and benefits for the three and nine months ended September 30, 2022 and September 30, 2021, have been immaterial, primarily due to the net loss in each period. Our deferred tax assets continue to be fully offset by a valuation allowance.

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30,
	2022	2021	Change	Change (%)
	(in thousands)
Revenues	$25,147	$8,517	$16,630	195%
Operating expenses
Research and development	31,714	26,602	5,112	19%
General and administrative	14,643	16,589	(1,946)	(12)%
Total operating expenses	46,357	43,191	3,166	7%
Loss from operations	(21,210)	(34,674)	13,464	(39)%
Interest income	1,014	109	905	830%
Unrealized gain on equity securities	3,496	4,483	(987)	(22)%
Interest and other expense, net	(2,788)	(820)	(1,968)	240%
Loss before provision for income taxes	(19,488)	(30,902)	11,414	(37)%
Provision for income taxes	-	-	-	-
Net loss	$(19,488)	$(30,902)	$11,414	(37)%

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	September 30,
	2022	2021	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$4,343	$1,118	$3,225	288%
Merck Sharp & Dohme Corporation (“Merck”)	10,157	6,414	3,743	58%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	166	249	(83)	(33)%
Astellas Pharma Inc. (“Astellas”)	4,985	-	4,985	*
Vaxcyte	1,496	736	760	103%
BioNova Pharmaceuticals, Ltd. (“BioNova”)	4,000	-	4,000	*
Total revenue	$25,147	$8,517	$16,630	195%

*Percentage not meaningful

Total revenue increased by $16.6 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This was due primarily to revenue from Astellas of $5.0 million, of which $1.9 million was from the ongoing performance related to partially unsatisfied performance obligations, $2.3 million was from the financing component related to the Astellas Agreement, and $0.8 million was from research and development services, revenue from BioNova of $4.0 million from the satisfaction of the performance obligation under the BioNova Option Agreement, a $3.2 million increase in BMS revenue primarily due to an increase in materials supply and manufacturing activities supporting clinical trial supply, a $0.8 million increase in Vaxcyte revenue, and a $3.7 million increase from Merck related to a $10.0 million contingent payment earned in the third quarter of 2022 with the first patient dosed in a Phase 1 study of an investigational candidate resulting from the 2018 Merck Agreement for the development of a novel cytokine derivative therapeutic for the treatment of cancer, partially offset by a $3.5 million decrease from the 2021 completion of the performance obligations associated with the first and second target programs under the 2018 Merck Agreement, a $2.6 million decrease in research and development services and materials supply, and a $0.2 million decrease due to the absence in 2022 of the financing component related to the 2018 Merck Agreement. These increases were partially offset by a $0.1 million decrease in EMD Serono revenue.

Research and Development Expense

Research and development expense increased by $5.1 million, or 19%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The overall increase was due primarily to increases of $3.2 million in laboratory supplies and preclinical research and clinical development expenses and $2.9 million in personnel-related expenses due to higher headcount, partially offset by decreases of $0.9 million in facilities-related expenses and $0.1 million in consulting and outside services.

General and Administrative Expense

General and administrative expense decreased by $1.9 million, or 12%, during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was due primarily to decreases of $1.2 million in consulting and outside services and $1.0 million in facilities-related expenses, partially offset by a $0.3 million increase in equipment and office-related expenses.

Interest Income

Interest income increased by $0.9 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due primarily to an increase in the amortization of premiums on investments.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $3.5 million during the three months ended September 30, 2022 as compared to an unrealized gain of $4.5 million for the three months ended September 30, 2021. The unrealized gain on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, increased by $2.0 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due primarily to the increase of $2.3 million from the financing component related to the Astellas Agreement, partially offset by a decrease of $0.2 million due to the absence in 2022 of the financing component related to the 2018 Merck Agreement, and a decrease of $0.1 million in interest incurred on our outstanding loan.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,
	2022	2021	Change	Change (%)
	(in thousands)
Revenues	$59,140	$51,226	$7,914	15%
Operating expenses
Research and development	94,036	74,473	19,563	26%
General administrative	44,825	40,241	4,584	11%
Total operating expenses	138,861	114,714	24,147	21%
Loss from operations	(79,721)	(63,488)	(16,233)	26%
Interest income	1,327	481	846	176%
Unrealized gain (loss) on equity securities	323	(1,881)	2,204	(117)%
Interest and other expense, net	(4,039)	(2,525)	(1,514)	60%
Loss before provision for income taxes	(82,110)	(67,413)	(14,697)	22%
Provision for income taxes	2,500	-	2,500	*
Net loss	$(84,610)	$(67,413)	$(17,197)	26%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Nine Months Ended
	September 30,
	2022	2021	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$8,774	$7,784	$990	13%
Merck Sharp & Dohme Corporation (“Merck”)	11,367	38,175	(26,808)	(70)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	2,200	2,844	(644)	(23)%
Astellas Pharma Inc. (“Astellas”)	4,985	-	4,985	*
Vaxcyte	2,814	2,423	391	16%
BioNova Pharmaceuticals, Ltd. (“BioNova”)	4,000	-	4,000	*
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	25,000	-	25,000	*
Total revenue	$59,140	$51,226	$7,914	15%

Total revenue increased by $7.9 million, or 15%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was primarily due to an earned $25.0 million upfront payment under the Tasly License Agreement, revenue from Astellas of $5.0 million, of which $1.9 million was from the ongoing performance related to partially unsatisfied performance obligations, $2.3 million was from the financing component related to the Astellas Agreement, and $0.8 million was from research and development services, revenue from BioNova of $4.0 million from the satisfaction of the performance obligations under the BioNova Option Agreement, a $1.0 million increase in BMS revenue from materials supply and manufacturing activities supporting clinical trial supply, and a $0.4 million increase in Vaxcyte revenue. These increases were partially offset by a $26.8 million decrease from Merck, related to a $9.0 million decrease from the 2021 completion of the performance obligations associated with the first and second target programs under the 2018 Merck Agreement, full recognition of $6.0 million of revenue earned in the first quarter of 2021 associated with the contingent third target program upon the termination of the related performance obligation, recognition of a $15.0 million contingent payment earned in the second quarter of 2021 for the initiation of the first IND-enabling toxicology study under the first program in the collaboration, a decrease of $3.1 million in research and development services and materials supply, a decrease of $3.1 million in manufacturing activities supporting clinical trial supply, and a decrease of $0.6 million due to the absence in 2022 of the financing component related to the 2018 Merck Agreement, partially offset by a $10.0 million contingent payment earned in the third quarter of 2022 with the first patient dosed in a Phase 1 study of an investigational candidate resulting from the 2018 Merck Agreement for the development of a novel cytokine derivative therapeutic for the treatment of cancer. EMD Serono revenue decreased by $0.6 million primarily due to a $2.0 million contingent payment earned in the second quarter of 2021, partially offset by a $1.4 million increase in materials supply and manufacturing activities supporting clinical trial supply.

Research and Development Expense

Research and development expense increased by $19.6 million, or 26%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was due primarily to increases of $8.2 million in personnel-related expenses due to higher headcount, $6.5 million in laboratory supplies and preclinical research and clinical development expenses, $5.6 million in consulting and outside services, and $0.3 million in travel, equipment and office-related expenses, partially offset by a $1.0 million decrease in facilities-related expenses.

General and Administrative Expense

General and administrative expense increased by $4.6 million, or 11%, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was due primarily to increases of $3.7 million in personnel-related expenses due to higher headcount, $0.8 million in equipment and office-related expenses, $0.6 million in external services, and $0.2 million in travel-related expenses, partially offset by a $0.7 million decrease in facilities-related expenses.

Interest Income

Interest income increased by $0.8 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due primarily to an increase in the amortization of premiums on investments.

Unrealized Gain / (Loss) on Equity Securities

Unrealized gain on equity securities was $0.3 million during the nine months ended September 30, 2022 as compared to an unrealized loss of $1.9 million for the nine months ended September 30, 2021. The unrealized gain / (loss) on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Interest and Other Expense, Net

Interest and other expense, net, increased by $1.5 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due primarily to the increase of $2.3 million from the financing component related to the Astellas Agreement, partially offset by a decrease of $0.6 million due to the absence in 2022 of the financing component related to the 2018 Merck Agreement, and a decrease of $0.2 million in interest incurred on our outstanding loan.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $287.3 million, equity securities of $36.9 million, outstanding debt of $19.3 million and an accumulated deficit of $418.0 million.

At-The-Market Sales

During the nine months ended September 30, 2022, we sold an aggregate of 7,463,845 shares of our common stock through our ATM Facility pursuant to the Sales Agreement with Jefferies. The gross proceeds from these sales were approximately $42.5 million, before deducting fees of approximately $1.6 million, resulting in net proceeds of approximately $40.9 million.

2022 Upfront Payment from Astellas

In June 2022, we entered into a License and Collaboration Agreement with Astellas Pharma Inc., or Astellas, for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, to be identified by Astellas. Pursuant to the agreement with Astellas, we received from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million during the three months ended September 30, 2022.

2022 Upfront Payment from Tasly

During the nine months ended September 30, 2022, we earned a $25.0 million nonrefundable upfront payment from Tasly under the Tasly License Agreement to grant Tasly an exclusive license to develop and commercialize STRO-002 in Greater China. The upfront payment, net of a withholding tax of $2.5 million, resulted in a net payment to us of $22.5 million received in the second quarter of 2022.

Contingent Payments from Merck

In July 2022, the first patient was dosed in a Phase 1 study of an investigational candidate resulting from the 2018 Merck Agreement for the development of a novel cytokine derivative therapeutic for the treatment of cancer. As a result of this achievement, we earned and received a $10.0 million contingent payment from Merck during the three months ended September 30, 2022.

During the three months ended June 30, 2021, we earned and received a $15.0 million contingent payment from Merck for the initiation of an IND enabling toxicology study for the first program in its collaboration to develop novel cytokine derivative therapeutics for cancer and autoimmune disorders.

Vaxcyte, Inc. Equity Ownership

As of September 30, 2022, we held 1,537,879 shares of Vaxcyte common stock with an estimated fair value of $36.9 million. During the three months ended September 30, 2022, we sold 25,000 shares of Vaxcyte common stock for net proceeds of $0.6 million. See “Note 12. Subsequent Events” for additional information on our recent sale of Vaxcyte common stock.

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

In September 2020, we entered into a sublease agreement, or the Sublease, with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. We use the Premises as our new corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. The commencement date for the remaining 29,711 square feet of the Premises, or the Expansion Premises, is expected to be 24 months following the commencement date on the Initial Premises. However, we have the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of its obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our balance sheet as of September 30, 2022 and December 31, 2021.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$27,413	$(60,099)
Net cash provided by (used in) investing activities	2,860	(118,096)
Net cash provided by financing activities	36,092	2,750
Net increase (decrease) in cash, cash equivalents and restricted cash	$66,365	$(175,445)

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2022 was $27.4 million. Our net loss of $84.6 million included non-cash charges of $20.5 million for stock-based compensation, $4.2 million for depreciation and amortization, $2.0 million for noncash lease expense, $0.8 million for the amortization of premium on marketable securities, and $0.3 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock. Cash provided by operating activities also reflected a net change in operating assets and liabilities of $84.8 million, due to an increase of $85.2 million in deferred revenue primarily due to the upfront payment from Astellas, a decrease of $1.2 million in accounts receivable from our collaborators, an increase of $1.0 million in accounts payable and other liabilities due to timing of payments, and an increase of $1.4 million in our operating lease liability, partially offset by an increase of $2.9 million in prepaid expenses and other assets, and a decrease of $1.0 million in accrued compensation expense primarily due to bonuses paid in connection with certain company goal achievements.

Cash used in operating activities for the nine months ended September 30, 2021 was $60.1 million. Our net loss of $67.4 million included non-cash charges of $16.4 million for stock-based compensation, $3.8 million for noncash lease expenses, $3.5 million for depreciation and amortization, $2.0 million for the amortization of premium on our marketable securities, $1.9 million of unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, and $0.5 million in other non-cash charges. Cash used in operating activities also reflected a net change in operating assets and liabilities of $20.8 million, due to an a decrease of $12.8 million in our deferred revenue balance from revenue recognized under our collaboration agreements, an increase of $6.8 million in accounts receivable from our collaborators, an increase of $4.5 million in prepaid expenses and other assets, a decrease of $1.5 million in our operating lease liability, and a decrease of $0.3 million in accrued compensation expense, partially offset by an increase of $5.1 million in accounts payable and other liabilities due to timing of payments.

Cash Flows from Investing Activities

Cash provided by investing activities of $2.9 million for the nine months ended September 30, 2022 was primarily related to maturities and sales of marketable securities of $121.2 million and proceeds from sale of equity securities of $0.6 million, partially offset by purchases of marketable securities of $114.5 million and purchases of $4.5 million principally for laboratory equipment.

Cash used in investing activities of $118.1 million for the nine months ended September 30, 2021 was primarily related to purchases of marketable securities of $226.1 million and purchases of property and equipment of $12.8 million, principally for leasehold improvements to the premises under the Sublease, partially offset by maturities and sales of marketable securities of $120.8 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $36.1 million for the nine months ended September 30, 2022 was primarily related to $40.9 million of net proceeds from our ATM Facility sales of common stock, $1.6 million of net proceeds received from participants in our employee equity plans and $0.3 million of proceeds received from the exercise of common stock options, partially offset by debt repayment of $6.3 million and a $0.5 million tax payment related to the net shares settlement of vested restricted stock units.

Cash provided by financing activities of $2.8 million for the nine months ended September 30, 2021 was primarily related to $2.0 million of proceeds received from the exercise of common stock options and $1.8 million of net proceeds received from participants in our employee equity plans, partially offset by a $1.0 million tax payment related to the net shares settlement of vested restricted stock units.

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

We had cash, cash equivalents and marketable securities of $287.3 million and $229.5 million as of September 30, 2022 and December 31, 2021, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government agency securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $36.9 million as of September 30, 2022, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of September 30, 2022 would decrease the fair value by $3.7 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of September 30, 2022 and December 31, 2021, we had $19.3 million and $25.1 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. This debt matures on March 1, 2024 and was interest-only through March 1, 2022. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
The COVID-19 pandemic continues to impact our business, which has caused us to spend significant effort in modifying our activities, and it may have even more pronounced and significant impact on our activities in the future. While these effects have not yet impacted availability of preclinical or clinical materials, it is possible that such difficulties in the future may result in delays in initiating or conducting our clinical trials.
•
We will need substantial additional funds to advance development of our product candidates and failure to obtain sufficient funding, may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations. Continued unfavorable conditions in the capital markets may pose difficulties to us in accessing additional capital on reasonable, or even any, terms to continue our product and platform development or other operations. In addition, market volatility, high levels of inflation and interest rate fluctuations may increase our cost of capital or otherwise restrict our access to potential sources of future liquidity.
•
Our product candidates are in early stages of development and may fail, be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability. Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+® platforms and, in particular, our proprietary product candidates, STRO-001 and STRO-002.
•
If we do not achieve our development goals in the time frames we anticipate and project, the commercialization of our products may be delayed and, as a result, our stock price may decline.
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
•
If we are unable to develop, obtain regulatory approval for or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed. Changes in regulatory policy may render our strategies for obtaining regulatory approval less effective or completely ineffective, preventing us from obtaining regulatory approval for our product candidates on time or at all.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of September 30, 2022, had an accumulated deficit of $418.0 million. For the nine months ended September 30, 2022, and the year ended December 31, 2021, our net loss was $84.6 million and $105.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The COVID-19 pandemic continues to have an impact on our business, which has caused us to spend significant effort in modifying our activities.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities in whole or in part for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The COVID-19 pandemic has had, and may continue to have, an adverse impact on our operations, particularly as a result of preventive and precautionary measures that we, other businesses, and governments are taking. In response to the spread of COVID-19, we initially modified operations in our executive offices with our administrative employees primarily continuing their work outside of those offices, restricted on-site research, development and manufacturing staff to only those required to execute their job responsibilities on-site for prioritized activities, limited the number and proximity of staff in any given laboratory or in our manufacturing facility (except as necessary for particular activities), and implemented multiple work place safety, social distancing and disinfection protocols.

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

We continue to experience the impact of the COVID-19 pandemic on our business, including increased costs and modifications to our activities. As such, these impacts and any potential future impacts from the COVID-19 pandemic may adversely affect our or our partners’ research, development and/or manufacturing activities, which could negatively impact our business, financial condition, and operations.

As a result of any change to the current status of the COVID-19 pandemic, or similar pandemics in the future, we may experience disruptions that could severely impact our business, clinical trials and preclinical studies, including:

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
•
increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, or other infectious diseases, being forced to quarantine, losing insurance coverage or not accepting home health visits;
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
•
interruption of, or delays in receiving, supplies of our product candidates or precursor molecules or other raw materials and the manufacture or shipment of both drug substance and finished drug product for our product candidates from either us or contract manufacturing organizations due to staffing shortages, production slowdowns, stoppages and disruptions in delivery systems or reallocation of global manufacturing resources to therapeutic or prophylactic treatments for COVID-19, or other infectious diseases, resulting in reduced manufacturing capacity or shortages of raw materials;
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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates STRO-001 and STRO-002, and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2022, we had $287.3 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance STRO-001 and STRO-002 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration agreements, the sale of equity securities and debt financing. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control, including the factors impacting potential interest rates for any debt financings. Additional funds may not be available to us on acceptable terms or at all. Subject to limited exceptions, our Loan and Security Agreement with Oxford and SVB prohibits us from incurring indebtedness without the prior written consent of Oxford and SVB. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our current debt financing involves, and future debt financings, if available, are likely to involve, restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates are in early stages of development and may fail in development or be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our product candidates, STRO-001 is in the dose escalation phase and STRO-002 is in the dose expansion phase of their respective Phase 1 clinical trials. Also, enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for CC-99712, a BCMA ADC candidate resulting from our BMS collaboration; and a Phase 1 clinical trial was initiated in the first quarter of 2021 for M1231, a MUC1-EGFR bispecific ADC resulting from our EMD Serono collaboration. Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484 in July 2022, a product candidate resulting from our cytokine-derivative collaboration. In the first quarter of 2022, Vaxcyte announced that it had initiated a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults, and announced initial data in October 2022. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel, proprietary cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed Phase 1 clinical trial use of our product candidates STRO-001 and STRO-002 and our partner BMS’s CC-99712 product candidate, and our partner EMD Serono’s M1231 product candidate, and our partner Merck’s MK-1484 product candidate, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

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

We have entered into collaborations with other biotechnology companies to develop or commercialize several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. Substantially all of our revenue to date has been derived from our existing collaboration agreements with Astellas, Merck, BMS, EMD Serono, Vaxcyte, BioNova, and Tasly, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. BMS advanced a collaboration program, CC-99712, an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma, into a Phase 1 clinical trial in the third quarter of 2019. BMS has worldwide development and commercialization rights with respect to this BCMA ADC. EMD Serono has advanced a collaboration program, M1231, a MUC1-EGFR bispecific ADC, into a Phase 1 clinical trial in the first quarter of 2021. EMD Serono has worldwide rights to M1231 and sole discretion in the clinical development and commercialization of this product. Additionally, Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484, a cytokine derivative of IL-2 discovered and developed under our collaboration, in July 2022. Merck has worldwide rights to MK-1484 and sole discretion in the clinical development and commercialization for this product candidate. In December 2021, Merck did not extend the research term for another target program of the collaboration and that program reverted to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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
•
loss of an existing or future collaborator;
•
losses resulting from an inability to utilize reserved manufacturing capacity because of delays or difficulties encountered in the supply chain;
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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® and XpressCF+® platforms, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS,

GlaxoSmithKline PLC, Johnson & Johnson, Merck Sharp & Dohme LLC, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A., and companies focused on ADCs, such as BMS, Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, Eisai, Co., Ltd., ImmunoGen, Inc., Eli Lilly & Company, Pfizer, Exelixis, Inc., Seagen, Inc., Astellas Pharma Inc., Genentech, Inc., or Genentech, Gilead Sciences Inc., Mersana Therapeutics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology therapeutics include a range of biologic modalities with the top selling products by class spanning tumor targeting monoclonal antibodies, such as Johnson & Johnson’s Darzalex; to ADCs, such as Genentech’s Kadcyla; to immune checkpoint inhibitors, such as Merck’s Keytruda; to T cell-engager immunotherapies, such as Amgen, Inc.’s Blincyto; and to CAR-T cell therapies, such as Gilead’s Yescarta. In addition, numerous compounds are in clinical development for cancer treatment. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

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

As of September 30, 2022, we had 259 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We plan to use our current year operating losses to offset taxable income from any revenue generated from operations, including revenue from licensing and collaboration agreements and other similar transactions. To the extent that our taxable income exceeds any current year operating losses, we plan to use our net operating loss carryforwards from prior taxable years to offset income that would otherwise be taxable. Our net operating loss carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable U.S. tax law. Under the 2017 Tax Act, as modified by the CARES Act, our federal net operating losses generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the 2017 Tax Act or the CARES Act.

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

Our investment in Vaxcyte is subject to risk

As of September 30, 2022, we held Vaxcyte common stock with a fair value of $36.9 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic, rising interest rates, and inflation. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are also aware of an issued patent expected to expire in 2028, relating to methods for targeting maytansinoids to a selected population of cells with a cell-binding agent conjugated to a maytansinoid with a non-cleavable linker. We are further aware of a published patent application relating to certain conjugates comprising a genus of hemiasterlin derivatives that, if the claims were to issue as they are currently presented to the United States Patent and Trademark Office for examination, may be potentially relevant to products incorporating our hemiasterlin-derived linker-warhead. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for STRO-001 or STRO-002, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-001 or STRO-002. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Risks Related to Government Regulation

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. If we are unable to develop, obtain regulatory approval for and commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed. Changes in regulatory policy may render our strategies for obtaining regulatory approval less effective or completely ineffective, preventing us from obtaining regulatory approval for our product candidates on time or at all.

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

The 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, CMS published a final rule that would give states greater marketplaces, which may have the effect of relaxing essential health benefits required under the ACA for plans sold through such marketplaces.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Litigation was initiated with regard to this final rule, and the Biden Administration has defended the final rule. The litigation is ongoing.

Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The rule also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Biden administration until January 1, 2023 and subsequently delayed by the Inflation Reduction Act, or IRA, until January 1, 2032. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. It is unclear to what extent these new requirements will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability.

On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the IRA in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, and penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We expect that the ACA, the IRA and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.1	Amended and Restated 2021 Equity Inducement Plan	S-8	333-267194	8/31/2022	99.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: November 8, 2022	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: November 8, 2022	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer