Form 10-K
period 2022-12-31
SUTRO BIOPHARMA, INC.
filed 2023-03-30
CIK 1382101

w,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2022 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $5.21 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $250.7 million.

The number of shares of the registrant’s common stock outstanding as of March 27, 2023, was 60,160,551.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•
Our product candidates are in early stages of development and may fail, be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability. Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+® platforms and, in particular, our most advanced product candidate, STRO-002, or luveltamab tazevibulin or luvelta, and other product candidates.
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
•
We currently manufacture a portion of our product candidates internally and also rely on third-party manufacturing and supply partners to provide us with components of our product candidates and materials used for the manufacture of the product candidates. Our inability to manufacture sufficient quantities of our product candidates or such materials, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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

4

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

PART I

Item 1. Business

Overview

We are a clinical-stage oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs, enabled by our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site-specific conjugation platform, XpressCF+®. We aim to design and develop therapeutics using the most relevant and potent modalities, including ADCs, bispecific ADCs, immunostimulatory ADCs, or iADCs, dual conjugate ADCs, or ADC2s, and cytokine derivatives. Our molecules are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe that our platform allows us to accelerate the discovery and development of potential first-in-class and/or best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by creating medicines with improved therapeutic profiles for areas of unmet need.

Our most advanced product candidate is STRO-002, or luveltamab tazevibulin, or luvelta, an ADC directed against folate receptor-alpha, or FolRα, for patients with FolRα-expressing cancers, including ovarian cancer. In 2019, we began enrolling patients in a Phase 1 trial of luvelta that focused on ovarian and endometrial cancers. The dose escalation portion of the luvelta Phase 1 trial has been completed and the dose expansion portion of the trial to assess the efficacy, safety and tolerability of luvelta is ongoing. In January 2023 we reported preliminary final results from the dose-expansion cohort. The data from the dose-escalation and dose expansion cohorts suggested that luvelta exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population, as discussed in detail below. In August 2021, luvelta was granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. In mid-2022, we discussed with the FDA appropriate trial designs for a registration-directed trial of luvelta to potentially support accelerated approval. We expect to begin a registration-directed trial of luvelta for platinum-resistant ovarian cancer in the first half of 2023.

In addition, we have been offering compassionate use of luvelta to treat pediatric patients with relapsed/refractory CBFA2T3-GLIS2, or CBF/GLIS, acute myeloid leukemia, or AML, commonly known as RAM phenotype AML. Compassionate use data showed anti-leukemic activity of luvelta in pediatric patients with relapsed/refractory CBF/GLIS AML and was presented at the 64th American Society of Hematology Annual Meeting and Exposition (ASH 2022) in December 2022. The data showed that luvelta was well tolerated as a monotherapy agent and in combination with standard cancer therapies. Luvelta was granted Orphan Drug Designation by the FDA in December 2022 in this pediatric patient population.

Our next most advanced product candidate is STRO-001, an ADC directed against CD74, for patients with B-cell malignancies, such as multiple myeloma and non-Hodgkin lymphoma, or NHL. We have an ongoing Phase 1 trial of STRO-001 for the treatment of multiple myeloma and NHL. STRO-001 has been granted Orphan Drug Designation by the FDA for the treatment of multiple myeloma. Our most recent data update was provided in December 2020, as discussed in more detail below. Based on such reported data, STRO-001 has been generally well-tolerated. We have completed dose escalation in the STRO-001 Phase 1 trial following identification of the maximum tolerated dose. In October 2021, we granted BioNova Pharmaceuticals Limited, or BioNova, an option to exclusively license the right to develop and commercialize STRO-001 in Greater China, or the BioNova Option Agreement. In February 2023, BioNova announced that the first patient had been dosed in the Phase 1 clinical trial of STRO-001.

We also have a preclinical product candidate - STRO-003, which is a single homogeneous ADC directed against an anti-receptor tyrosine kinase-like orphan receptor 1, or ROR1, which we intend to develop for the treatment of solid tumors. Preparations are underway for IND-enabling studies for STRO-003, which we expect will be completed in the first quarter of 2024.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, including an immunostimulatory antibody-drug conjugates collaboration with Astellas Pharma Inc., or Astellas, a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS; a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”), or EMD Serono. Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, Inc., or Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In the fourth quarter of 2022, Vaxcyte announced positive topline data from a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults aged 18-64. Also in the fourth quarter of 2022, we entered into an agreement with Vaxcyte, granting it an option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

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

The benefits of our XpressCF® and XpressCF+® platforms have resulted in collaborations with leaders in the field of oncology, including Astellas, Merck, BMS and EMD Serono. In 2022, we entered into a License and Collaboration Agreement with Astellas, for the development of immunostimulatory antibody-drug conjugates for up to three biological targets. Our collaboration with Merck resulted in MK-1484, a selective IL-2 agonist that Merck is developing as a monotherapy and in combination with pembrolizumab for the treatment of solid tumors. We announced the dosing of the first patient with MK-1484 in a Phase I study in the third quarter of 2022. Our BMS collaboration yielded CC-99712, a novel ADC therapeutic directed against BCMA. BMS is studying CC-99712 in a Phase 1 trial initiated in 2019, both as a monotherapy and in combination with a gamma secretase inhibitor, in patients with relapsed and refractory multiple myeloma. CC-99712 has been granted orphan drug designation for the treatment of relapsed and refractory multiple myeloma. Finally, our collaboration with EMD Serono yielded a novel bispecific ADC product candidate targeting EGFR and MUC1, known as M1231, for which an IND submission was filed in 2020. Recently, EMD Serono decided to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations. Through December 31, 2022, we have received an aggregate of approximately $621 million in payments from all of our collaborations, which includes approximately $54 million in investments in our stock. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery, preclinical development and manufacturing capabilities for the creation of novel therapeutics.

As discussed above, we are developing luvelta for the treatment of ovarian and endometrial cancers. In addition to the development discussed above, an expansion cohort assessing the effects of administration of prophylactic pegfilgrastim in combination with luvelta opened for enrollment in the second quarter of 2022; interim results from this cohort were presented in January 2023.

Other studies ongoing for luvelta include a trial assessing the combination of luvelta with bevacizumab for treatment of ovarian cancer and an expansion cohort for FolRα-selected endometrial cancer that opened for enrollment in the fourth quarter of 2021. Additionally, luvelta was provided to pediatric patients with CBF/GLIS AML on a compassionate use basis. Translational work is also ongoing to support an investigational new drug, or IND, application for the initiation of a non-small cell lung cancer study, for which submission is planned in 2023.

In December 2021, we entered into the Tasly License Agreement, as amended in April 2022, to develop and commercialize luvelta in the Greater China territory. We believe that our collaboration with Tasly extends the opportunity to realize the potential value of luvelta through clinical development and commercialization in Greater China.

We have also been internally developing STRO-001, which we believe has the potential to be a first-in-class and best-in-class ADC directed against CD74, an antigen that is highly expressed in many B cell malignancies. We have completed enrollment for STRO-001 dose escalation in a Phase 1 trial for multiple myeloma and NHL. STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. The maximum tolerated dose of STRO-001 has been identified.

In October 2021, we entered into the BioNova Option Agreement. We believe that our collaboration with BioNova extends the opportunity to realize the potential value of STRO-001 through clinical development and commercialization in Greater China. In February 2023, BioNova announced that the first patient had been dosed in the Phase 1 clinical trial of STRO-001 in which BioNova will conduct further dose optimization.

We are also developing STRO-003, which we believe has the potential to be a first-in-class and best-in-class ADC targeting ROR1. Preclinical data suggest that STRO-003 has potent antitumor activity and potential for a differentiated safety profile. Preparations are underway for IND-enabling studies for STRO-003, which we expect will be completed in the first quarter of 2024.

Beyond these programs and collaborations, we are developing a broader pipeline of next-generation protein therapeutics using our XpressCF® and XpressCF+® platforms. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. We are also actively pursuing the discovery and development of other novel ADCs, including iADCs, bispecific ADCs, and ADC2s.

Our Strategy

Our goal is to use our proprietary XpressCF® platform to create product candidates primarily against clinically validated targets. Key elements of our strategy are to:

•
Advance luvelta through clinical development. We began enrolling patients in a luvelta Phase 1 trial focused on advanced ovarian and endometrial cancers in March 2019 and dosed the first patient in the dose expansion portion of the Phase 1 trial in January 2021. We reported updated dose-escalation data in December 2020 and May 2021 and reported dose-expansion data in January 2022 and January 2023. In December 2022, we announced that data was presented resulting from compassionate use of luvelta in pediatric patients with relapsed/refractory CBF/GLIS AML. Given that FolRα is a clinically validated target for ovarian cancer, along with luvelta’s homogeneous design, we believe it has the potential to be a best-in-class FolRα-targeted ADC and provide benefit to a broader patient population, as well as potentially greater activity, stability and safety as compared to other investigational agents in development.
•
Maintain worldwide rights or, where appropriate, U.S. rights to our core product candidates to the extent possible and collaborate with partners to develop or co-develop and commercialize or co-commercialize our core product candidates in certain territories. We have assembled a management team with extensive experience in the biopharmaceutical industry, including drug discovery and development through commercialization, and our plan is to independently pursue the development and commercialization of our product candidates. As we continue to advance our products, we may opportunistically pursue additional strategic partnerships that maximize the value of our pipeline, including relationships to potentially co-develop and co-commercialize one or more of our product candidates.
•
Develop a diverse pipeline of novel product candidates with optimal therapeutic profiles. We intend to build a broad pipeline of optimally designed, next-generation protein therapeutics, initially for cancer, using our XpressCF® platform. Our cell-free-based protein synthesis system enables the rapid and systematic evaluation of protein structure-activity relationships, which we believe will accelerate the discovery and development of molecules. We aim to take advantage of the most potent modalities, focusing primarily on ADCs, iADCs, bispecific ADCs and ADC2s, to create drugs that are directed primarily against clinically validated targets where the current standard of care is suboptimal.
•
Strategically pursue additional collaborations to broaden the reach of our XpressCF® platform. To maximize the value of our XpressCF® platform technology, we have entered into multi-target, product-focused collaborations with leaders in the field of oncology, including an iADC collaboration with Astellas, a cytokine derivatives collaboration with Merck, a BCMA ADC collaboration with BMS and a MUC1-EGFR ADC collaboration with EMD Serono. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery and manufacturing capabilities for the development of novel therapeutics. We intend to retain to the extent possible certain development and commercial rights to maximize the future potential value of product candidates discovered and developed using our XpressCF® platform.

Cancer Remains a Major Unmet Medical Need

Cancer is the second leading cause of mortality in the United States and is the leading cause of death for those under 65 years of age. The American Cancer Society estimated that there would be greater than 1.9 million new cases of cancer diagnosed and approximately 610,000 people would die of cancer in the United States in 2023.

Traditional Cancer Therapeutics

Cancer treatment has traditionally included chemotherapy, radiation, surgery, or a combination of these approaches. Chemotherapy agents and other small molecule targeted therapies can be effective in certain types of cancer, but they can also cause toxicities that may lead to life-threatening consequences, lower quality of life or early termination of treatment. Furthermore, these agents offer limited efficacy in many types of cancer.

Over the last twenty years, new paradigms of cancer research and treatment have emerged to address the limitations of existing treatments. Some of the most promising new approaches involve biologic therapies, including monoclonal antibodies. Monoclonal antibodies are proteins that bind to antigen targets on tumor cells and inhibit tumor growth, or block processes that provide nourishment for the tumor. As a drug class, monoclonal antibodies have transformed the treatment of oncology and represent some of the top selling therapies on the market, resulting in more than $67 billion in sales in 2021 across all oncology indications.

Despite the success of conventional monoclonal antibodies, they still have limitations. For example, the response seen with monoclonal antibodies can be variable, with some patients responding, while others do not. In addition, the response is often not durable, and many patients relapse or become refractory to treatment. Also, safety and tolerability concerns often limit the use of higher, potentially more efficacious doses. Additional modalities such as ADCs have shown promise over the last decade with fourteen approvals and over a hundred ADC candidates investigated in the clinic. ADCs use the foundation of monoclonal antibodies and small molecule drugs by targeting the delivery of chemotherapeutics to the tumor. They have shown clinical benefit in hematological and solid tumors, and often have a better safety profile than systemically delivered chemotherapeutics. We believe our XpressCF® platform will provide enhanced therapeutic approaches for treating cancer to address these unmet needs and are exploring next generation biologics, including ADCs, iADCs, and ADC 2 s. The expectation is that multiple therapeutic modalities will be used in novel combinations to treat patients and provide the most potent anti-cancer effect.

Antibody-Drug Conjugates (ADCs)

After more than two decades of industry efforts, several new modalities of highly potent monoclonal antibody-based therapies have emerged, including ADCs. The key components of ADCs include an antibody, a stable linker, and a cytotoxic agent (warhead). The antibody is used to target and deliver cytotoxic agents to tumor cells. ADCs can be mono, bispecific, or multi-specific. The intended result of this powerful and targeted approach is greater tumor cell death and less systemic tolerability issues as compared to traditional chemotherapy. The following diagram shows the component parts of an ADC.

Currently, there are more than 180 ADCs being explored in clinical development. Kadcyla and Adcetris were the first of the new generation of ADCs to be approved for the treatment of specific subsets of breast cancer and lymphoma, respectively. Several more ADCs are currently on the market in the U.S.: Besponsa, Mylotarg, Lumoxiti, Polivy, Zynlonta, and Zevalin were approved for the treatment of specific subsets of leukemia and lymphoma; Padcev was approved for the treatment of bladder and urinary tract cancers; Enhertu and Trodelvy were approved for the treatment of breast cancer; Tivdak was approved for the treatment of cervical cancer; and ELAHERE™ was approved for the treatment of ovarian cancer. All of these approved therapies demonstrate that ADCs have an emerging role in the armamentarium of cancer therapeutics.

Limitations to Current ADC Approaches

Despite the approvals of these ADCs, there have been challenges in achieving the full clinical potential of this modality. We believe these challenges are directly related to the following:

10

•
Heterogeneity as a Result of Imprecise and Variable Conjugation. Many ADCs, both those approved and those in development, use imprecise technologies that opportunistically attach the cytotoxic payload to naturally occurring amino acids within the antibody and result in a heterogeneous mixture. In these mixtures, the number and site location of the linker-warhead can vary significantly from antibody to antibody within the single ADC product. These many different forms in the final product are likely to perform differently, with some forms carrying insufficient cytotoxin to kill the tumor, and some forms carrying too high a load resulting in unintended toxicities. The overall performance of the heterogeneous ADC is therefore the average activity of the different species within the ADC mixture, which may limit both efficacy and tolerability. For these reasons, we believe this current class of ADCs, which are heterogeneous mixtures, are suboptimal for effective cancer treatment. The figure below compares homogeneous and heterogeneous ADCs.

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
•
Lack of Tumor Specificity Due to Linker Design. One of the major challenges in ADC technology has been to develop linking chemistries that ensure that warheads are only released from the antibody within the tumor microenvironment, and not released within the blood or healthy tissue as the ADC is delivered systemically and travels through the body. We believe that safer ADCs can be developed by utilizing non-natural amino acids that enable state-of-the-art chemistries to ensure that the warhead is not prematurely released. In addition, linker chemistries that rely on proteinases preferentially expressed in the tumor such as cathepsin and B-Glucuronidase, can provide more tumor specific release of the active catabolites and a resulting better safety profile.

11

•
Mechanism of Action of Cytotoxin Payloads. Beyond potent cytotoxic activity of ADC payloads, there are additional attributes that lead to better efficacy and more durable responses. Payloads that induce bystander activity which is dependent on the ADC target engagement, but also kills surrounding cells within the tumor, are thought to result in broader activity. Additionally, some payloads can induce immunogenic cell death pathways. These pathways not only cause potent tumor cell killing but also produce an immunological phenotype in the cancer cells that allow a secondary immune response and killing of the tumor.

Dual conjugations to enable iADC and ADC2 modalities

XpressCF® enables the incorporation of non-natural amino acids into antibody sequences and results in site specific conjugation of drug payloads. More recently, we have developed technology to enable incorporation of two different non-natural amino acids that allows for the site-specific conjugation of two different payloads, providing the opportunity to combine pharmacology into a single molecule. We believe this is the first use of dual conjugation combining a conventional cytotoxin with an immune stimulatory payload to drive not only direct killing of the tumor cells but an immune response against the tumor. These iADC molecules utilize immune agonists such as TLR 7, TLR 8 and STING to induce activation of innate immune cells within the tumor microenvironment and resulted in more complete responses and protective anti-tumor immune responses in preclinical tumor models. This dual conjugation approach is the basis for our research collaboration with Astellas that is focused on the discovery of iADC molecules for solid tumors. In addition to immune modulators, additional payloads can be incorporated into our dual conjugation approach. These ADC2 payloads are focused on targets that are upregulated tumors that do not respond well to existing therapies. Our goal is to provide more durable responses in hard-to-treat tumors by combining two payloads that may offset resistance mechanisms.

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

Certain cytokines play a central role in T cell function, contributing to the careful balance between helpful and harmful immune responses. These can be powerful activators of the immune system but can also suppress immune responses through certain specialized T cells that have suppressive functions. A previously approved cytokine therapeutic Proleukin® had shown therapeutic benefit in a small number of cancer patients, but its therapeutic use was limited due to toxicity. Scientists at other companies have focused research on finding ways to modify cytokines so as to reduce toxicity while maintaining therapeutic benefit. The observed efficacy of a modified cytokine, in combination with an immune checkpoint inhibitor, indicates the potential of this new approach. In light of these data and our prior research into cytokines, we commenced a cytokine-based research program using our XpressCF® and XpressCF+® platform technologies to engineer cytokines aimed at better exposure and tolerability profiles. Our collaboration with Merck focused on developing cytokine derivatives yielded an IL-2 derivative that entered Phase 1 in 2022. We believe that recent advances in immuno-oncology combined with new protein engineering technologies create opportunities to identify novel cytokine-based therapeutics with superior therapeutic indexes.

Our Proprietary XpressCF® Platform

While ADCs, iADCs, ADC2s and engineered cytokines hold significant promise, drug developers working with these complex biologics face significant design and development challenges. Optimizing these complex biological structures is a challenging, trial and error process that requires the refinement of several properties in tandem. This iterative process is cumbersome and fraught with significant limitations. As a result, the drug candidate nominated for development is often plagued by inefficient design properties, which then translates to a suboptimal therapeutic index when investigated in the clinic.

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

We first generate a cellular mass from our proprietary cell line from which we harvest the inner cellular machinery for making proteins. The cellular mass is generated from our highly engineered variant of Escherichia coli, or E.coli bacteria, and has been optimized to make extract that produces complex mammalian proteins. These cells are grown over the course of several days, harvested, broken apart, clarified, and stored as a cell mass for future production of our protein therapeutics. We refer to this proprietary cell mass as extract, or XtractCF®. The extract includes necessary components for energy production, transcription and translation and can be used to support cell-free protein synthesis. This extract can then be used agnostically to manufacture a wide variety of therapeutic proteins and protein fragments without the need to generate further cell lines.

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

Advantages of Our XpressCF® Platform

We believe the advantages of our cell-free-based protein synthesis technology platform include:

•
Ability to Rapidly Produce and Evaluate a Wide Variety of Protein Structures In-house. By decoupling the production of the cell-free extract from the production of the protein, we are able to stockpile large quantities of cell-free extract from which we are able to manufacture a wide variety of proteins without the need to generate individual cell lines, including cytokine-based immuno-oncology therapeutics, ADCs, iADCs and bispecific antibodies. Additionally, our dual conjugation ADC2 technology could enable “mixed payload” ADCs that combine two distinct small molecules with different pharmacologies onto a single antibody.
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

Our XpressCF® Solution for ADCs, iADCs, Bispecific ADCs, and ADC2 Therapeutics

As a result, we believe our technology enables new approaches to ADCs, iADCs, bispecific ADCs, and ADC2 drug discovery, development and manufacturing. Key attributes are:

•
Homogeneous Design. Our XpressCF+® platform enables precise and specific placement of non-natural amino acids in defined numbers and positions within our engineered proteins. These non-natural amino acids then serve as highly stable attachment sites, also known as conjugation sites, for chemical functional groups. For example, we attach linker-warheads to non-natural amino acids within our antibodies to create single-species, tumor-killing ADCs. Similarly, we can attach polyethylene glycol polymers onto non-natural amino acids within our cytokine-based therapeutics to create single-species immunotherapies designed for extended pharmacokinetics and safety.
•
Experimentally Defined Structure-Activity Relationships. Our cell-free technology enables rational design of protein therapeutics through a rapid, reiterative process that experimentally defines structure-activity relationship for cytokine-based therapeutics, ADCs, iADCs, bispecific ADCs and ADC2s. This approach allows us to explore a wide variety of structural features and formats in parallel as we optimize therapeutic candidates. For example, the precise location of chemical conjugation sites directly affects the activity of both ADCs and cytokine-based therapeutics. Our proprietary technology is key to our ability to define the best number and positions of non-natural amino acids for conjugation based on: conjugation efficiency; functional activity/pharmacological properties; and pharmacokinetics and safety. This design flexibility is also an important aspect of our discovery approach to other protein therapeutics. For example, we are able to make and directly compare a variety of pairings and structural formats for our ADC molecules to ensure that we have optimized sites of conjugation, the number of payloads on each antibody (DAR) and linker chemistry. We have examples where changing just one of these parameters can significantly impact the safety, efficacy and stability of the ADC.
•
Efficient Transition from Research Scale to Development Scale Protein Production. Protein therapeutics can encounter obstacles, or even fail, during the transition from research cell lines to cGMP cell lines appropriate for clinical development and commercialization. Our XpressCF® platform can rapidly produce different protein types from a single proprietary extract, which can be scaled for discovery, development and ultimately, we believe, commercialization of cytokine-based immuno-oncology therapeutics, ADCs, iADCs, bispecific ADCs and ADC2s.
•
Manufacturable Dual Conjugations. Our XpressCF+® platform allows us to manufacture antibodies that contain two different non-natural amino acids that are substrates for mutually orthogonal site-specific conjugation reactions. This advantage permits dual conjugation, resulting in homogenous iADC or ADC2 dual conjugate molecules with two different precisely placed payloads.

Accordingly, we use our XpressCF® platform to discover and develop cancer therapeutics by empirically determining the optimum structure-activity relationships for cytokine-based immuno-oncology therapeutics, ADCs, iADCs, bispecific ADCs and ADC2s and transitioning those products to cGMP compliant manufacturing.

Our Collaborations Validate Our Technology

Our XpressCF® platform has garnered the attention of leading pharmaceutical and biopharmaceutical companies and resulted in collaborations to discover and develop novel therapeutics. We have leveraged these strategic partnerships to extend our own capabilities and broaden the scope of our XpressCF® platform. Through December 31, 2022, all of our collaborations have provided us with an aggregate of approximately $621 million in payments, which includes approximately $54 million in investments in our stock. Our collaborations include:

•
Merck Programs. We have granted Merck the right to develop MK-1484, a selective IL-2 agonist in clinical studies as a monotherapy and in combination with pembrolizumab for the treatment of solid tumors.
•
BMS Programs. We have granted BMS the right to develop CC-99712, a novel ADC therapeutic directed against the target BCMA, which is currently under investigation for the treatment of relapsed and refractory multiple myeloma.
•
EMD Serono Programs. We have granted EMD Serono the right to develop the novel bispecific ADC targeting EGFR and MUC1, known as M1231, for the treatment of solid tumors.
•
Astellas Collaboration. We have entered into a collaboration and license agreement with Astellas for the discovery and development of immunostimulatory antibody-drug conjugates for up to three biological targets.
•
Vaxcyte Relationship. We have granted Vaxcyte the right to discover and develop vaccines for the prophylaxis and treatment of infectious diseases. Vaxcyte’s most advanced product candidate is VAX-24, a 24-valent pneumococcal conjugate vaccine candidate under investigation for the prevention of invasive pneumococcal disease in adults. In addition, we have granted Vaxcyte an option to obtain development and manufacturing rights for XtractCF® that, when exercised, would grant Vaxcyte the right to make and source our cell-free extract for research, development, and manufacture of vaccines for the prophylaxis and treatment of infectious disease.
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

15

•
Our Pipeline of Product Candidates and Discovery/Preclinical Programs

Our current product candidates and Discovery and Preclinical stage programs, all based on our proprietary XpressCF® platform, are summarized in the chart below:

(1)
EMD Serono is the biopharmaceutical business of Merck KGaA, Darmstadt Germany in the U.S.

Our Product Candidates

Luveltamab tazevibulin (luvelta), an ADC Directed Against the Target Folate Receptor-Alpha (FolRα)

Overview

We are developing luveltamab tazevibulin, or luvelta, an optimally designed ADC directed against the cancer target FolRα, initially focused on ovarian and endometrial cancers. Luvelta was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+® platform. Phase 1 trial enrollment, focused on ovarian and endometrial cancers, began in March 2019, with updated dose-escalation data presented in December 2020 and May 2021. We reported initial dose-expansion data in January 2022 and a near-final dataset in January 2023. Based on such reported data, Luvelta exhibited a manageable safety profile and promising preliminary efficacy data. Dose escalation in the Phase 1 trial has been fully enrolled and the dose-expansion portion of the trial is ongoing to assess the efficacy, safety, and tolerability of luvelta at dose levels of 4.3 and 5.2 mg/kg. For the dose-expansion portion of the Phase 1 trial, we dosed the first patient in January 2021 and have enrolled less heavily pre-treated ovarian cancer patients. Additionally, a combination cohort in ovarian cancer, assessing the combination of luvelta with bevacizumab, opened for enrollment in December 2021, and an expansion cohort for FolRa-selected endometrial cancer opened and began enrolling patients in the fourth quarter of 2021. An expansion cohort assessing the effects of administration of prophylactic pegfilgrastim in combination with luvelta opened for enrollment in the second quarter of 2022; interim results from this cohort were also presented in January 2023. In August 2021, we were granted Fast Track designation for luvelta by the FDA for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior lines of systemic therapy. In December 2021, we entered into a collaboration and exclusive license agreement with Tasly to develop and commercialize luvelta in Greater China.

Luvelta has been provided through compassionate use to pediatric patients with relapsed/refractory CBF/GLIS AML, which data were presented at ASH 2022. The data showed that luvelta was well tolerated as a monotherapy agent and in combination with standard cancer therapies. In December 2022, luvelta was granted Orphan Drug Designation by the FDA for this pediatric indication.

Ovarian Cancer Overview

Ovarian cancer is the most common cause of cancer death from gynecologic tumors in the United States, and the fifth most common cause of cancer death in women. In the United States alone, the American Cancer Society estimates that 19,000 new cases of ovarian cancer would be diagnosed in 2023, and approximately 13,270 women would die of this disease. Given that early stages of the disease cause minimal, nonspecific symptoms or are asymptomatic, approximately 75% of patients with ovarian cancer are diagnosed as stage III and IV, for which the prognosis is poor. Standard pre- or post-operative chemotherapy for ovarian cancer is combination therapy with a platinum compound and a taxane, for example, carboplatin and paclitaxel, with or without bevacizumab which achieves a complete or partial response in between 70% to 80% of patients. Increasingly, PARP inhibitors are being used in the maintenance setting. Patients who are refractory or resistant to platinum-based treatments are then treated with a host of additional palliative chemotherapeutic agents, each showing only marginal benefit with response rates to single agent chemotherapy of 10-12% and progression free survival of 3-4 months. This represents a significant unmet need.

Endometrial Cancer Overview

There is also a significant unmet need in the treatment of recurrent or metastatic endometrial cancer. In the United States alone, the American Cancer Society estimated 66,000 new cases of endometrial cancer in 2023, and that approximately 13,000 women would die of this disease. First-line treatment for stage III/IV disease is commonly paclitaxel/carboplatin. Recently, the combination of lenvatinib and pembrolizumab was approved for the treatment of patients with advanced, metastatic endometrial cancer who have disease progression following prior systemic therapy with a platinum doublet. With the lack of available therapies for patients who progress after standard of care therapies, long-term survival prospects are poor and novel treatments offering even a modest improvement in progression-free survival or overall survival may be considered for expedited regulatory approval.

Pediatric AML CBFA2T3-GLIS2 (CBF/GLIS) Phenotype Overview

There remains a significant unmet need in the treatment of CBF/GLIS AML in pediatric patients. The CBF/GLIS subtype of AML is a rare, aggressive form of AML that has never been found in adult AML patients, and typically affects pediatric patients with a median age of 1.5 years. The prevalence of CBF/GLIS AML is 1%-3% in childhood AML, and in recent studies the incidence was determined to be 1.3%-1.8% of pediatric AML patients. The prognosis for this disease is grim, with a 5-year overall survival of 15-30%. The first-line treatment for this disease is chemotherapy with a goal of reducing disease burden to the point that the patient can receive a bone marrow transplant. Patients who are refractory to primary chemotherapy or who relapse following bone marrow transplant have no additional treatment options and have very poor treatment outcomes. Given the lack of treatment options for these patients, a novel treatment that offers an opportunity for these patients to become eligible for bone marrow transplantation may be considered for expedited regulatory review.

Limitations to Current FolRα-Targeted Therapeutics

There have been a number of FolRα-targeted therapies in development, including naked antibodies, small molecule drug conjugates, ADCs, and T cell retargeting molecules. The most advanced clinically active agent targeting FolRα to date has been Immunogen’s ELAHERE™ (mirvetuximab soravtansine IMGN853), an ADC composed of a FolRα-binding antibody linked to the tubulin-disrupting maytansinoid, DM4, via a cleavable linker.

In November 2022, the FDA granted accelerated approval to Immunogen for ELAHERE™ for the treatment of adult patients with FRα-positive, platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior systemic treatment regimens. Patients are selected for therapy based on an FDA-approved test that defines FRα-positivity by 2+ and/or 3+ IHC staining in ≥75% of tumor cells.

BMS and Eisai Co., Ltd., or Eisai, are also co-developing a FolRα-targeted ADC for the treatment of cancers, including ovarian cancers, identified as MORAb-202. MORAb-202 is an ADC made from the anti-FolRα antibody farletuzumab conjugated to an average of four eribulin molecules via a cleavable linker. Public information about MORAb-202 development is limited, but a Phase II efficacy study of MORAb-202 was described as open and enrolling on the clinical trials.gov website in the fourth quarter of 2022. Also, Elucida Oncology is developing a nanoparticle C’Dot drug conjugate targeting FolRα.

Our Solution, luveltamab tazevibulin (luvelta)

Luvelta targets FolRα, a surface protein with limited expression on normal tissue and overexpressed in multiple cancers, including ovarian cancer, which makes FolRα a promising ADC approach.

Luvelta employs a cleavable linker that releases a cytotoxic drug inside tumor cells, while being stable and resistant to cleavage in general circulation. The cytotoxic drug used is our proprietary hemiasterlin moiety. From a safety perspective, we designed luvelta to have what we believe to be the optimal potency-to-safety ratio. We therefore rationally selected a homogenous ADC with an optimized DAR of four.

Based on preclinical findings, we believe our efficient homogeneous design of luvelta could provide anti-tumor activity, stability, and safety with the potential to minimize off-target damage and improve clinical benefit. We believe an improved therapeutic index could differentiate luvelta from conventional technology for the treatment of ovarian cancer and endometrial cancer. To test this, we have created a benchmark FolRα-targeting surrogate molecule based on conventional technology that has a heterogeneous ADC, with a similar DAR utilizing a DM4 linker-warhead. We have tested this benchmark molecule against luvelta in multiple preclinical models. However, additional preclinical and clinical testing will be needed to determine the safety and efficacy of luvelta and to obtain regulatory approval, if ever obtained.

Clinical Development Plan

Our first Phase 1 trial for luvelta is an open-label study evaluating luvelta as a monotherapy for patients with ovarian and endometrial cancers. This trial is being conducted in two-parts, dose escalation and dose expansion. We began enrolling ovarian cancer patients in March 2019, with updated data for the dose escalation cohort reported in December 2020 and May 2021. The primary objectives of the clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval, and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize human pharmacokinetics and additional safety, tolerability, and efficacy measures.

We initially enrolled adult patients with advanced and/or refractory ovarian cancer, for whom no suitable treatment exists. These patients are considered to have incurable disease and need repeated courses of life-prolonging and palliative treatment. The initial Phase 1 trial enrolled ovarian cancer patients regardless of their FolRα expression levels. These ovarian cancer patients were enrolled in a dose escalation cohort, with luvelta administered on day one of a 21-day cycle. Since anti-tumor activity was observed during the fully enrolled dose escalation portion of the Phase 1 trial, we initiated enrollment of patients in the dose expansion portion of this clinical study in January 2021 and are treating less heavily pre-treated ovarian cancer patients. The dose expansion portion of this Phase 1 study of luvelta is fully enrolled and currently ongoing.

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

The dose-escalation portion of the Phase 1 trial included 34 patients treated with clinically active dose levels, 2.9 mg/kg or higher, of which 31 patients had post-baseline scans and were evaluable for RECIST response. At the data cutoff of April 23, 2021, results out of 31 evaluable patients included:

•
10 patients (32%) met RECIST criteria for response, of which, one patient achieved a complete response, or CR, and nine patients achieved a partial response (four confirmed partial responses and five unconfirmed partial responses).
•
For the five confirmed responders (1 CR and 4 confirmed partial responses), the median duration of response, or DOR, was 5.8 months (95% CI: 2.0, not evaluable).
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

Based on the results of the dose escalation portion of the Phase 1 trial discussed above, we identified dose levels of 4.3 and 5.2 mg/kg to study in the dose-expansion portion of the Phase 1 trial. For the dose-expansion portion, we dosed the first patient in January 2021 and are treating less heavily pre-treated ovarian cancer patients. We reported initial dose-expansion data in January 2022 and preliminary final data in January 2023. We also initiated an exploratory dose expansion cohort of 15 patients to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim, and interim results from this cohort were also presented in January 2023.

The dose-expansion cohort for ovarian cancer fully enrolled 44 patients, who had experienced up to three prior lines of therapy and were randomized into dose levels starting at 4.3 mg/kg (N=23) and 5.2 mg/kg (n=21). 81% of the patients were platinum-resistant, and 66% and 82% of the patients had been treated previously with bevacizumab and PARP inhibitors, respectively.

The patients were also assessed for FolRα expression. Higher FolRα expression levels calculated using tumor proportion scores, or TPS, correlated with higher response rates. We have identified TPS as a potentially appropriate scoring algorithm for luvelta with respect to the biomarker enrichment strategy. Of the 44 patients in this cohort, 9 had a TPS score of less than or equal to 25%, while 35 had a TPS score of greater than 25%. Of these 35 patients, as of the data cutoff date of November 8, 2022, 32 had at least one post-baseline scan, and therefore were evaluable for RECIST v1.1 responses.

The results demonstrated that luvelta provided substantial clinical benefit in FolRα-selected patients, defined by TPS of >25%, with a 37.5% overall response rate (ORR), median DOR of 5.5 months, and median PFS of 6.1 months, regardless of starting dose. Results also demonstrated the higher starting dose of 5.2 mg/kg provided greater patient benefit compared to the lower starting dose of 4.3mg/kg. FolRα-selected patients account for approximately 80% of the patient population in advanced ovarian cancer, as represented in the patient stratification in the Phase 1 study.

In particular:

•
Patients who were FolRα-selected, defined by TPS >25%, regardless of starting dose, demonstrated an ORR of 37.5% (n=32) with a median DOR of 5.5 months (n=12) and a median PFS of 6.1 months (n=35).

•
Estimated targeted luvelta patient population is approximately 80% of advanced ovarian cancer patients based on pooled Phase 1 biomarker data.

•
Luvelta demonstrated a FolRα-dependent response, with patients who were unselected for FolRα (TPS ≤25%) demonstrating an 11.1% ORR (n=9) with a median DOR of 2.9 months (n=1) and a median PFS of 3.8 months (n=9).

•
FolRα-selected patients given the 4.3 mg/kg dose of luvelta demonstrated an ORR of 31.3% (n=16), a median DOR of 13 months (n=5) and a median PFS of 6.1 months (n=19).

•
Luvelta, when given to FolRα-selected patients at a starting dose of 5.2 mg/kg, provided greater patient benefit than a starting dose of 4.3 mg/kg, with the 5.2 mg/kg dose of luvelta demonstrating an ORR of 43.8% (n=16), a median DOR of 5.4 months (n=7) and a median PFS of 6.6 months (n=16)

Safety signals from the 44 patients at the 5.2 mg/kg and 4.3 mg/kg starting dose levels, were consistent with data from the dose-escalation cohort, including:

•
No qualitatively new safety signals were observed in the dose-expansion cohort, including the absence of meaningful ocular or lung toxicity signals or complications.
•
Neutropenia was the leading TEAE that resulted in a treatment delay or a dose reduction. The majority of the cases of neutropenia were generally asymptomatic and resolved with a one-week dose delay or, in other cases, with standard medical treatment, including the use of G-CSF.
•
Arthralgia was the second most common Grade 3 or higher, or Grade 3+, TEAE and second most common TEAE leading to dose reduction.
•
There were limited observed cases of febrile neutropenia, including one Grade 5 event at the 5.2 mg/kg starting dose level and one Grade 3 event at the 4.3 mg/kg starting dose level. The trial protocol was subsequently updated to require dose reduction for Grade 4 neutropenia.

In 2022 we initiated an exploratory cohort, or cohort C, of 15 patients to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023. Early results from these initial 10 patients in cohort C, when compared to patients who were not given prophylactic pegfilgrastim in the dose-expansion cohort at the 5.2 mg/kg dose (n=21) demonstrated substantial reductions in Grade 3+ neutropenia and instances of dose delays. In particular:

20

•
Grade 3+ neutropenia was reduced from 66.7% to 10.0%, resulting in an 85.0% decrease in Grade 3+ neutropenia rates at the first cycle of luvelta (p=0.006).
•
Instances of dose delays at the second cycle of luvelta were reduced by 60.6% (p=0.021).

Additionally, we opened for enrollment a Phase 1 trial to assess the combination of STRO-002 and bevacizumab for treatment of ovarian cancer in December 2021 and began enrolling patients in an expansion cohort for FolRα-selected endometrial cancer in the fourth quarter of 2021. We expect to present initial results from each of these studies in the second half of 2023. Further, we plan to submit an IND for the treatment of NSCLC with luvelta by the end of 2023 or in early 2024.

We are also seeking to develop luvelta for the treatment of CBF/GLIS AML in pediatric patients. Initial access to luvelta in this indication has been provided through compassionate use. Initial data on the anti-leukemic activity of luvelta in 17 pediatric patients with relapsed/refractory CBF/GLIS AML was presented at ASH 2022.

The ASH 2022 presentation included results from 17 patients treated with luvelta that were relapsed or refractory to standard of care treatments. The median age of the patients treated was two years old and the median number of prior therapies was two. Eight of the patients had previously undergone a stem cell transplant (SCT). Luvelta was well-tolerated as a monotherapy agent and in combination with standard of care therapies. In the 17 patients treated, Best Overall Response (BOR) included eight patients with complete remission (CR), of which seven patients were minimal residual disease (MRD) negative. 47% of the patients achieved complete remission and 53% of the patients achieved partial response or stable disease. Responders were observed in varying contexts, including those with or without prior stem cell transplant and in monotherapy or in combination with cytotoxic therapy.

We met with the FDA to discuss our clinical development plan for luvelta to treat pediatric CFB/GLIS AML in January 2023 and plan to submit an IND for this indication in the first half of 2023.

STRO-001, an ADC Directed Against the Cancer Target CD74

Overview

We are developing STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+® platform. We have completed enrollment for STRO-001 in a Phase 1 trial for multiple myeloma and NHL for which we reported updated data in December 2020. Based on such reported data, STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. The maximum tolerated dose of STRO-001 has been identified. We have paused further enrollment of patients in the STRO-001 Phase 1 trial following identification of the maximum tolerated dose. In October 2018, we were granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma. In October 2021, we entered into the BioNova Option Agreement.

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

B Cell Malignancies Overview and Current Limitations

B cell malignancy tumor subtypes include multiple myeloma and NHL, which includes mantle cell lymphoma, diffuse large B cell lymphoma, or DLBCL, and follicular lymphoma. In the United States alone in 2019, the prevalence of multiple myeloma and NHL was estimated at more than 920,000 cases, and the American Cancer Society estimated that there would be more than 116,000 new cases of multiple myeloma and NHL in 2023. Although several therapeutics have recently been approved for the treatment of specific B cell malignancies, including immunotherapies, targeted kinase inhibitors, ADC and CAR-T cell therapies, unmet need persists. Many of these therapeutics are typically used in combination with other agents to provide the most potent anti-cancer effect. While these new therapies have demonstrated improvements in survival, the majority of these patients ultimately relapse during treatment and some experience a resistance to therapy.

Our Solution, STRO-001

Our first internally developed product candidate is STRO-001, which we believe has the potential to be a first-in-class and best-in-class ADC directed against the cancer target CD74, an antigen that is highly expressed in many B cell malignancies and is an attractive target for an ADC therapeutic, given its rapid internalization by the cell. STRO-001 is an ADC targeting the CD74 protein antigen that was developed using our proprietary XpressCF® and XpressCF+® platforms. STRO-001 is composed of an antibody stably conjugated to a highly potent cytotoxic drug, a maytansinoid derivative, at two specific sites on the antibody using a non-cleavable linker. STRO-001 degrades inside of tumor cells to release very potent intracellular catabolites whose hydrophilic nature results in poor permeability into surrounding cells. We believe this decreases the potential of off-target effect in normal tissues. From a safety perspective, we designed STRO-001 to have an optimal potency to toxicity ratio. We rationally selected a homogeneous ADC with a drug-antibody ratio, or DAR, of two. Heterogeneous ADCs typically have DARs that range from zero to eight, with lower DARs generally being associated with less potency and higher DARs generally being associated with a negative impact on pharmacokinetics and toxicity. We chose a DAR of two after demonstrating that DARs of four or six did not increase the preclinical efficacy of STRO-001. In October 2018, we were granted orphan drug designation by the FDA, for STRO-001 for the treatment of multiple myeloma.

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

Our Phase 1 trial of STRO-001 has been enrolling adult patients with advanced and/or refractory multiple myeloma and NHL (including DLBCL, mantle cell lymphoma and follicular lymphoma) who are refractory to, or intolerant of, all established therapies known to provide clinical benefit for their condition. Multiple myeloma and NHL patients have been enrolled in two separate dose escalation cohorts, starting initially with an accelerated dose titration design. Treatment is currently scheduled on day one of a 21-day cycle.

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

We have reached the maximum tolerated dose for STRO-001 and have paused further enrollment of patients in the Phase 1 study. The next phase of development for STRO-001 includes further dose optimization by BioNova in the Greater China territory. BioNova announced in February 2023 the dosing of the first patient in a phase 1 clinical study of STRO-001 for the treatment of advanced NHL.

In October 2021, we entered into the BioNova Option Agreement to confer BioNova the option to obtain exclusive rights to develop and commercialize STRO-001 in Greater China. BioNova intends to pursue the clinical development, regulatory approval, and commercialization of STRO-001 in multiple indications, including NHL, multiple myeloma, and leukemia in the licensed territory. We will retain development and commercial rights of STRO-001 globally outside of Greater China, including the United States.

STRO-003, An ADC Directed Against ROR-1

We have recently progressed the development candidacy of STRO-003, a ROR1 ADC for the treatment of ROR1-expressing solid tumors, including triple negative breast cancer, or TNBC, NSCLC, and ovarian cancer. STRO-003 is an anti-ROR1 human IgG1 antibody conjugated using our XpressCF+® platform technology to a cleavable DBCO-PEGylated β-glucuronide-exatecan linker-payload, at a DAR of approximately 8. Currently, there are no therapeutics approved that specifically target ROR1, although there is one ROR1-targeting ADC, zilovertamab vedotin, or ZV (also known as MK-2140, VLS-101), in Phase 2 testing targeting DLBCL, mantle cell lymphoma, or MCL, NSCLC, and breast cancer. Based on preclinical in vitro and in vivo data, we believe that STRO-003 has the potential for an improved therapeutic index compared to ZV. We believe these features present a unique opportunity for clinical development of STRO-003 to address unmet medical needs in hematological malignancies, ovarian cancer, TNBC and NSCLC.

We believe STRO-003 has been precisely designed and optimized to provide the potential for a best-in-class ADC targeting ROR-1. Our proprietary non-natural amino acid, which provides the substrate for conjugation to our proprietary β-glucuronidase cleavable exatecan linker warhead, have been placed at what we believe are the optimal sites in the amino acid sequence of our high affinity anti-ROR1 antibody, resulting in enhanced performance and stability in preclinical in vitro and in vivo models. These models also suggest that our β-glucuronidase cleavable linkers may provide greater tumor specificity and enhanced tolerability relative to a protease-cleavable linker delivering an exatecan payload. In particular, in a non-human primate safety study, we did not observe neutropenia, ocular toxicity signals or lung toxicity signals even in the highest dose cohort for STRO-003. Finally, our preclinical testing has shown that the exatecan payload delivered by STRO-003 elicits potent tumor cell killing, bystander activity and immunogenic cell death, which we believe may provide meaningful clinical benefit to patients.

STRO-003 Business Opportunity

We believe ROR1 is a favorable target for an ADC due to its limited normal tissue expression, as well as its prevalence in solid tumors and B cell malignancies, including CLL, DLBCL, MCL, TNBC, NSCLC, and ovarian cancer. Its expression is correlated with poor prognosis in different cancers. Currently, there are no approved therapeutics that specifically target ROR1, but it is a target of increasing interest with several clinical-stage ADCs in development, including ZV (Phase 2), NBE-002 (Phase 1), and CS5001 (Phase 1). We have developed site-specific ADCs targeting ROR1 and have nominated STRO-003 for further development.

Additional Discovery Efforts

Our technology allows us to rapidly incorporate non-natural amino acids in varying numbers and positions, to identify the best cytokine modification for pharmacological activity, pharmacokinetics, and safety. Furthermore, our technology enables rapid preclinical development and transition to cGMP manufacturing, ensuring speed to clinic in a promising field. Our drug discovery teams are exploring novel immuno-oncology therapies, including cytokine-based therapies.

We are also actively researching to identify new ADCs to add to our pipeline. We have multiple ADC discovery programs ongoing using our XpressCF+® platform. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. We have also expanded our ADC technology platform to include iADCs. Our XpressCF+® platform has enabled a groundbreaking technology to engineer homogeneous, dually conjugated immunostimulant and cytotoxic warheads on a single ADC molecule. Our novel iADC design is intended to deliver two different drugs directly to the tumor, and not only kill tumor cells but also locally prime an immune response to the patient’s particular tumor cells. We believe that our iADC approach creates a new therapeutic opportunity by combining the best features of an ADC with the biology of a personalized vaccine.

In addition, development of our XpressCF+® platform to enable homogenous, dually-conjugated iADCs also enables us to discover, develop and manufacture ADC2 molecules. In these ADC2 molecules, two different linker-warheads are precisely conjugated at specific positions to deliver two different small molecule payloads to a single cancer cell. We are actively investigating different combinations of payloads to identify synergistic pairings with differentiated toxicity profiles. We believe such ADC2 molecules have the potential to provide the next generation of highly potent cancer therapeutics with acceptable safety and tolerability.

Our bispecific antibody drug discovery programs are focused on bispecific ADCs. We believe such compounds can provide improved specificity for tumors and could potentially spare healthy tissues expressing one, but not both, of the antigens targeted by the bispecific ADC.

Collaboration and License Agreements

Merck Collaboration

In July 2018, we entered into an Exclusive Patent License and Research Collaboration Agreement (the “2018 Merck Agreement”) with Merck to jointly develop up to three research programs focusing on cytokine derivatives for cancer and autoimmune disorders.

Under the 2018 Merck Agreement, we received from Merck a non-refundable, non-creditable, upfront payment of $60.0 million in August 2018 for access to our technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage us to continue these activities for a third program upon the payment of an additional amount. The option to expand activities to a third program expired in January 2021. In December 2021, Merck did not extend the research term for the second research program of the collaboration and that research program reverted to us. The first program of the collaboration is focused on MK-1484, a distinct cytokine derivative molecule for the treatment of cancer.

In March 2020, Merck exercised its option to extend the research term of the collaboration’s first cytokine-derivative program by one year, which, pursuant to the terms of the 2018 Merck Agreement, triggered a payment of $5.0 million to us. In the second quarter of 2021, we earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration. In September 2021, Merck agreed to extend the research term of this program for an additional two years to facilitate completion of preclinical research and development activities for a second candidate molecule in the program, which has a novel design and approach. In connection with the extension, we received an initial $2.5 million payment. Merck decided not to pursue further development of a second molecule under the first cytokine-derivative program of the collaboration and therefore allowed the option to extend the period for nomination of additional clinical candidates to expire in June 2022.

In July 2022, the first patient was dosed with MK-1484 in a Phase 1 study. As a result of this achievement, we received a $10.0 million contingent payment from Merck.

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

We are also eligible to receive aggregate contingent payments of up to approximately $0.5 billion for the target program selected by Merck, assuming the development and sale of the related therapeutic candidate and all possible indications identified under the collaboration. If one or more products from the target program is developed for non-oncology or a single indication, we will be eligible for reduced aggregate milestone payments. In addition, we are eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

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

In September 2014, we signed a Collaboration and License Agreement with BMS to discover and develop bispecific antibodies and/or ADCs, focused primarily on the field of immuno-oncology, using our proprietary integrated cell-free protein synthesis platform, XpressCF®. In August 2017, we entered into an amended and restated collaboration and license agreement with BMS to refocus the collaboration on four programs that were advancing through preclinical development, including an ADC program targeting B cell maturation antigen, or the BCMA ADC, CC-99712.

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

EMD Serono Collaboration

We signed a Collaboration Agreement and a License Agreement with EMD Serono in May 2014 and September 2014, respectively, which were entered into in contemplation of each other. The Collaboration Agreement was subsumed into the License Agreement (the “MDA Agreement”), which agreement is to develop ADCs for multiple cancer targets. Our collaboration with EMD Serono has yielded a novel bispecific ADC product candidate targeting EGFR and MUC1, known as M1231, for which an IND submission was filed in the second half of 2020. Recently, EMD Serono decided to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations.

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

Astellas Agreement

In June 2022, we entered into a license and collaboration agreement with Astellas, or the Astellas Agreement, for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, to be identified by Astellas. We will conduct research and pre-clinical development of any compound (as designated by Astellas) in each of the three programs in accordance with the terms of a research plan between us and Astellas. Astellas will have an exclusive worldwide license to develop and commercialize any such designated compound, subject to our rights to participate in cost and profit sharing in the United States, as described below.

Pursuant to the Astellas Agreement, we received from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million during the year ended December 31, 2022.

We are also eligible to receive up to $422.5 million in development, regulatory and commercial milestones for each product candidate, and tiered royalties ranging from low double-digit to mid-teen percentages on worldwide sales of any commercial products that may result from the collaboration, subject to customary deductions under certain circumstances. We can also elect to convert any product candidate into a cost and profit-sharing arrangement, for the United States only. In the event we make such election, we will share commercialization costs and profits relating to such product candidate equally with Astellas in the United States, and no royalties will be due from Astellas for net sales of such product candidates in the United States.

The Astellas Agreement contains customary provisions for termination, including by Astellas for convenience upon 30 days’ written notice and by either party for cause, including for material breach (subject to cure). We have certain reversion rights as to product candidates in connection with certain termination events.

Stanford License

In October 2007, we entered into an Amended and Restated Exclusive Agreement, or the Stanford License, with the Board of Trustees of the Leland Stanford Junior University (Stanford), that grants us an exclusive license, with the right to sublicense, under the patent rights owned by Stanford covering certain technology rights related to our XpressCF® expression system.

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

Vaxcyte (formerly known as SutroVax) Relationship

In 2013, we and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for Vaxcyte, Inc., or Vaxcyte, with which we have a license agreement, a supply agreement and an option agreement related to certain development and manufacturing rights. Under the license agreement, Vaxcyte has the right to use the XpressCF® and XpressCF+®platforms to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. The lead program for Vaxcyte is VAX-24, its 24-valent pneumococcal conjugate vaccine candidate. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF® and other materials to Vaxcyte. In the first quarter of 2022, Vaxcyte announced initiation of a Phase 1/2 clinical proof-of-concept study of VAX-24, under investigation for the prevention of invasive pneumococcal disease in adults and announced in October 2022 positive topline data from such study in adults aged 18-64.

In May 2018, we entered into a Supply Agreement with Vaxcyte, wherein Vaxcyte engaged us to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus arrangement.

In December 2022, we entered into a letter agreement (the “Vaxcyte Agreement”) with Vaxcyte and granted Vaxcyte an option to obtain development and manufacturing rights for XtractCF® that, when exercised, would grant Vaxcyte the right to make and source our cell-free extract for research, development, and manufacture of vaccines for the prophylaxis and treatment of infectious disease.

Pursuant to the Vaxcyte Agreement, we received a one-time, nonrefundable, non-creditable, upfront payment of $10.0 million in cash, and 167,780 shares of Vaxcyte common stock with a fair value of $7.5 million in December 2022. We will receive an additional nonrefundable, non-creditable payment of $5.0 million after we and Vaxcyte mutually agree in writing upon the Form Definitive Agreement that will become effective upon Vaxcyte’s exercise of the option. In the event that Vaxcyte elects to exercise the option, Vaxcyte will pay us $75.0 million in cash in two installments, and upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million. In the event that Vaxcyte undergoes a change of control, and subsequently exercises the option, a substantial majority of the milestone payments are accelerated.

We hold 0.7 million shares of common stock of Vaxcyte and are eligible for four percent royalties on worldwide net sales of any vaccine candidates for human health use under the license agreement. Also, we retain the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

Vaxcyte has the right to terminate the Vaxcyte license agreement for convenience upon prior written notice. Either party may terminate for the other party’s material uncured breach under certain circumstances.

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

Under the Tasly License Agreement, Tasly was obligated to make an initial payment to us of $40.0 million, with additional potential payments totaling up to $345.0 million related to development, regulatory and commercialization contingent payments and milestones. We will provide STRO-002 to Tasly under appropriate clinical and commercial supply service agreements. Upon commercialization, we will receive tiered royalties, ranging from low- to mid-teen percentages based on annual net sales of STRO-002 in Greater China for at least ten years following the first commercial sale of STRO-002 in Greater China. In February 2022, Tasly indicated that it would like to discuss and renegotiate the terms of the Tasly License Agreement.

In April 2022, we entered amendment No. 1, or the Tasly Amendment, to the Tasly License Agreement. Pursuant to the Tasly Amendment, the initial nonrefundable upfront payment due by Tasly was amended to $25.0 million, and a $15.0 million payment will become payable to us upon the achievement of certain regulatory milestones. The Tasly Amendment also added an additional regulatory milestone payment to the Tasly License Agreement, providing additional potential payments totaling up to $350.0 million related to development, regulatory and commercialization milestones, beyond the payments described above, and made certain other ministerial edits.

Tasly has the right to terminate the Tasly License Agreement for convenience or other reasons specified in the Tasly License Agreement, upon prior written notice.

BioNova Relationship

In October 2021, we entered into the BioNova Option Agreement to confer BioNova the right to obtain exclusive rights to develop and commercialize STRO-001 in Greater China and amended the BioNova Option Agreement with BioNova in the first quarter of 2023. BioNova will pursue the clinical development, regulatory approval, and commercialization of STRO-001 in multiple indications, including NHL, multiple myeloma, and leukemia in the licensed territory. We retain development and commercial rights of STRO-001 globally outside of Greater China, including the United States.

Under the BioNova Option Agreement, BioNova paid the Company an initial licensing option payment of $4.0 million, with potential payments totaling up to $199.0 million related to the initial payment, option exercise, development, regulatory, and commercial milestones, including the right to exercise the license option for a payment of $12.0 million. We will provide STRO-001 to BioNova under appropriate clinical and commercial supply service agreements. Upon commercialization, we will receive tiered royalties ranging from low- to mid-teen percentages based on annual net sales of STRO-001 in Greater China for at least ten years following the first commercial sale of STRO-001 in Greater China.

BioNova has the right to terminate the BioNova Option Agreement for convenience or other reasons specified in the BioNova Option Agreement, upon prior written notice.

Manufacturing

We have significant expertise in the production of therapeutic biologics. Our proprietary XpressCF® platform is a cell-free protein synthesis technology that enables rapid and systematic process development, streamlined scale-up and GMP manufacturing.

Extract and Reagents

We manufacture our cell-free extract and related reagents in our GMP manufacturing facility in San Carlos, California for our clinical trials and supply commitments. We have identified a contract manufacturing organization, or CMO, to serve as our strategic partner for the production of cell-free extract and have initiated technology transfer to this CMO. Similarly, we have identified a CMO to produce custom reagents used in our cell-free production and have initiated this technology transfer as well. We expect both technology transfers to be substantially complete in 2023.

Drug Substance and Drug Product

Our process development and manufacturing strategies are tailored to rapidly advance our product candidates, including the use of a supply chain of established CMOs to ensure successful execution. The production of antibodies will be done by either us or CMOs, depending on our internal cGMP production capacity. We have identified a CMO to produce the antibody component of our products at scale and technology transfer of the manufacturing process is underway. The production of all other necessary elements for the manufacture of our ADC product candidates, and the final manufacture of the ADC drug product, will be handled entirely by CMOs. Our XpressCF+® platform has been successfully used for manufacturing several antibodies containing non-natural amino acids and requires minimal process optimization to support early clinical phase manufacturing. We utilize industry established production steps for the purification of our antibodies. The CMOs we have selected have strong track records in cGMP manufacturing with expertise in clinical or commercial drug manufacturing for cytotoxic agents, large scale manufacture of antibodies, conjugation and fill-finish of therapeutic biologics. All activities from cell-free extract production to formulated drug product are performed to maintain aggressive timelines and minimize delays.

Competition

The biotechnology and biopharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition, and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary XpressCF® platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies, such as AstraZeneca PLC, BMS, GlaxoSmithKline PLC, Johnson & Johnson, Merck Sharp & Dohme LLC, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A., and companies focused on ADCs, such as BMS, Pfizer, GlaxoSmithKline PLC, Daiichi Sankyo Company, Limited, Eisai, Co., Ltd., ImmunoGen, Inc., Eli Lilly & Company, Pfizer, Exelixis, Inc., Seagen, Inc., Astellas Pharma Inc., Genentech, Inc., or Genentech, Gilead Sciences Inc., Mersana Therapeutics, Inc., and ADC Therapeutics SA, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

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

We also face substantial competition from biotechnology and biopharmaceutical companies developing products with FolRα-targeted therapies, including naked antibodies, small molecule drug conjugates, ADCs, and T cell retargeting molecules. The most advanced clinically active agent targeting FolRα to date has been Immunogen’s ELAHERE™ (mirvetuximab soravtansine IMGN853), an ADC composed of a FolRα-binding antibody linked to the tubulin-disrupting maytansinoid, DM4, via a cleavable linker. BMS and Eisai, are also co-developing a FolRα-targeted ADC for the treatment of cancers, including ovarian cancers, identified as MORAb-202.

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

A drug company’s ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers and other organizations. Even if one or more products are successfully brought to the market, these products may not be considered cost-effective, and the amount reimbursed for such products may be insufficient to allow them to be sold on a competitive basis. Increasingly, third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products.

Significant delays can occur in obtaining reimbursement for newly approved drugs or therapeutic biologics, and coverage may be more limited than the purposes for which the drug or therapeutic biologic is approved by the FDA or similar foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug or therapeutic biologic will be reimbursed in all cases or at a rate that covers a drug company’s costs, including research, development, manufacture, sale and distribution.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms, and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover, but is not limited to, our technology platforms, our product candidates, and components thereof, their methods of use and processes for their manufacture, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms, and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our XpressCF® platform and product candidates. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; to defend against and challenge the assertion by third parties of their purported intellectual property rights; and to operate without the unauthorized infringement on the valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our XpressCF® platform technology, platform, and product candidates. Our patent portfolio as of December 31, 2022, contained 26 U.S. issued patents and 235 patents issued in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore, and 42 U.S. pending applications, as well as 97 patent applications pending in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore owned solely by us. These patents and patent applications include claims relating to:

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

31

•
antibodies targeting receptors of interest, including CD74, FolRα, BCMA, ROR1 and EpCAM, and methods of treating therewith;
•
ADCs targeting receptors of interest, including CD74, FolRα, ROR1 and BCMA, and methods of treating therewith;
•
combination therapies with anti-Folα ADCs, and methods of treating therewith;
•
iADCs, and TLR7 and TLR7/8 agonists, and methods of treating therewith;
•
an exatecan linker-warhead that is used in our STRO-003 product candidate;
•
hemiasterlin, both as a cytotoxin and as a linker-warhead, which is used in our STRO-002 product candidate; and
•
para-azidomethylphenylalanine, or pAMF, and proteins comprising pAMF, our workhorse non-natural amino acid which is primarily used when we conjugate molecules to proteins produced with our XpressCF+® platform.

Our issued patents, and any patents that may issue from our pending patent applications, in our solely owned patent portfolio are expected to expire between January 2030 and November 2043, absent any patent term adjustments or extensions.

In addition, we have exclusively licensed the following patent portfolio from Stanford: 10 U.S. issued patents and 35 patents issued in ex-U.S. jurisdictions, including Europe, China, Canada, India, Australia, South Korea, Eurasia and Singapore. This patent portfolio includes claims relating to methods related to in vitro protein synthesis that we use in our XpressCF® platform when discovering, developing and manufacturing our product candidates.

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

The following table describes the material patents and patent applications owned or licensed by us.

Patent Relevance	Ownership	Type of Patent Protection	Expiration or Anticipated Expiration (Absent patent term extension or adjustment)	Pending Jurisdictions	Issued Jurisdictions
XpressCF® platform	In licensed from Stanford	Utility	2023	None	US, AU, CA, EP, JP
XpressCF® platform	Owned by Sutro	Utility	2033	CA	US, AU, CN, EP, IL, IN, JP, KR, SG
XpressCF® platform	Owned by Sutro	Utility	2034	US, CA, HK, SG	US, AU, CN, EP, IL, IN, JP, KR
XpressCF® platform	Owned by Sutro	Utility	2034	None	US, EP
XpressCF® platform	Owned by Sutro	Utility	2035	EP	US
XpressCF® platform	Owned by Sutro	Utility	2041	US, TW, PCT	None
XpressCF® platform	Owned by Sutro	Provisional	2043	US	None
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, EP, IN	US, AU, CN, EP, HK, IL, JP, KR, SG
STRO-001 and STRO-002	Owned by Sutro	Utility	2033	US, BR, CA, EP	US, AU, EP, CN, HK, IL, IN, JP, KR, SG
STRO-001	Owned by Sutro	Utility	2035	US, EP	US, EP
STRO-001	Owned by Sutro	Utility	2037	US, EP, HK	None
STRO-001	Owned by Sutro	Utility	2037	AU, BR, CA, IN, IL, JP, KR, MX, NZ, SG, ZA	CN, MO
STRO-001	Owned by Sutro	Utility	2038	US, EP	None
STRO-002	Owned by Sutro	Utility	2037	US, EP	None
STRO-002	Owned by Sutro	Utility	2038	US, AU, BR, CA, CN, EP, HK, IL, IN, JP, KR, MX, NZ, SG, ZA	US
STRO-002	Owned by Sutro	Utility	2036	US, BR, CA, CN, EP, KR	US, AU, EP, IL, IN, JP, SG
STRO-002	Owned by Sutro	Utility	2039	US, EP, JP	None
STRO-002	Owned by Sutro	Utility	2042	PCT, TW	None
STRO-002	Owned by Sutro	Utility	2042	PCT	None
STRO-002	Co-owned by Sutro	Provisional	2043	US	None
STRO-003	Owned by Sutro	Provisional	2043	US	None
STRO-003	Owned by Sutro	Provisional	2043	US	None

We continually assess and refine our intellectual property strategy as we develop new platform technologies and product candidates. To that end, we are prepared to file additional patent applications if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances relating to the new technologies that we develop. In addition to filing and prosecuting patent applications in the United States, we often file counterpart patent applications in the European Union and in additional countries where we believe such foreign filing is likely to be beneficial, including but not limited to any or all of Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, and Taiwan.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2030 to 2039, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2043, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and product candidates and the methods used to manufacture those platforms and product candidates. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented XpressCF® technology, platforms and product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our XpressCF® technology, platforms, and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our XpressCF® technology, platforms, and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and more comprehensive risks related to our proprietary technology, inventions, improvements, platforms, and product candidates, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. We have filed for trademark protection of the Sutro Biopharma marks, the XpressCF® mark and the XpressCF+® mark with the USPTO. Additionally, we filed for trademark protection of the ProteinSARTM mark, XpressPDF® mark, XpressRNAP® mark, XpressRS® mark, XpresstRNA® mark and

XtractCF® mark with the USPTO. XpressCF® refers to our cell-free protein synthesis technology as a whole, and XpressCF+® refers specifically to cell-free protein synthesis incorporating one or more non-natural amino acids. The Sutro Biopharma marks were registered by the USPTO in 2014 and 2018, the XpressCF® mark was registered by the USPTO in 2017, and XpressCF+® mark was registered by the USPTO in 2017. The XpressRNAP® mark, the XpressRS® mark, and the XpresstRNA® mark were registered in the USPTO in 2021. The XpressPDF® mark and the XtractCF® mark were registered in the USPTO in 2022.

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

Information Security

We seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Our Infosec Governance Committee, comprising senior executives and facilities and information technology employees, and under the supervision of our Audit Committee of our Board of Directors, is responsible for designing, implementing, monitoring and improving the security of our confidential and/or proprietary information. We conduct regular audits of our information security systems, including our on-site and cloud-based information systems and strive to continuously improve the robustness of our security and information recovery systems in the event of, for example, a cyberattack or natural disaster that compromises our data integrity. In addition, we conduct regular training and testing of our employees to identify, and report cyberattacks, including phishing and other forms of social engineering. We also maintain a limited insurance policy against cyberattacks that may provide a measure of compensation in the event that we are harmed by an information security attack. Although we have confidence in these individuals, organizations, and systems, our security measures have been breached in the past and may again be breached in the future, and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Biological product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $3,242,000 for Fiscal Year 2023. The applicant under an approved BLA is also subject to an annual program fee, currently exceeding $393,000 per prescription drug product for Fiscal Year 2023. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track biologic concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits, such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval trials, or confirm a clinical benefit during post-marketing trials, will allow the FDA to withdraw the biologic from the market on an expedited basis. All promotional materials for biologic candidates approved under accelerated regulations are subject to prior review by the FDA. The Food and Drug Omnibus Reform Act, or FDORA, was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the biological product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a product with particular principal molecular structural features to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. In the case of a biological product, the same drug is a drug that contains the same principal molecular features, Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA user fee.

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

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of products to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

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

Adverse event reporting and submission of periodic reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects' entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $441,000 for most PMAs for Fiscal Year 2023. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results between multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises, any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. Healthcare reform proposals recently culminated in the enactment of Inflation Reduction Act, or IRA, which will, among other things, allow the Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D (excluding drugs and biologics that are designated and approved for only one rare disease or condition), although only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. The IRA will also eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented.

Human Capital Resources

As of December 31, 2022, we had 278 full-time employees and 17 full-time contract employees. Of these employees, 72 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

We also recognize that maintaining continuity of management in the event of the departure of one or more of our senior executives is critical to the continued success of the organization. To this end, we have prepared a formal written succession plan for our senior executives and to provide guidance for the next generation of our leaders to ensure an orderly and smooth transition in the event of an executive departure. While senior management is primarily responsible for developing our succession plan, our Nominating and Corporate Governance Committee of our Board of Directors (with respect to the CEO) and Compensation Committee of our Board of Directors (with respect to other executives) oversee and guide our process and thinking.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 2003 under the name Fundamental Applied Biology, Inc. We subsequently changed our name to Sutro Biopharma, Inc. Our principal executive offices are located at 111 Oyster Point Boulevard, South San Francisco, California 94080, and our telephone number is (650) 881- 6500. Our website address is www.sutrobio.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this report.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of December 31, 2022, had an accumulated deficit of $452.6 million. For the years ended December 31, 2022, and December 31, 2021, our net loss was $119.2 million and $105.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, to manufacture extract and products, if any, which may be approved for commercial sale, to establish marketing and sales capabilities to commercialize our product candidates, and to provide support to our collaborators in the development of their products. In addition, we expect to continue to incur additional costs associated with operating as a public company.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates luvelta and STRO-001, and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of December 31, 2022, we had $302.3 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance luvelta, STRO-001 and STRO-003 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

45

•
the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs;
•
our efforts to enhance operational systems and hire and retain personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and
•
general economic, industry and market conditions, including market volatility, high levels of inflation and interest rate fluctuations.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We cannot provide assurance that anticipated collaborator payments will, in fact, be received. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration and other associated agreements, the sale of equity securities and debt financing. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control, including the factors impacting potential interest rates for any debt financings. Additional funds may not be available to us on acceptable terms or at all.

In addition, current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, SVB one of our banking partners and lenders, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Under the terms of our Loan and Security Agreement, we were required to keep substantially all of our cash and investments with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. While we were afforded full access to our cash and investments with SVB on March 13, 2023, and have since amended our Loan and Security Agreement to provide us with greater cash management flexibility, we may be impacted by other disruptions to the U.S. banking system, including potential delays in our ability to transfer funds whether held with SVB or otherwise and in the short-term potential delays in making payments to vendors while new banking relationships are established.

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

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our most advanced product candidate, luvelta, is in the dose expansion phase of its Phase 1 clinical trials. Also, enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for CC-99712, a BCMA ADC candidate resulting from our BMS collaboration. Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484 in July 2022, a product candidate resulting from our cytokine-derivative collaboration. In the first quarter of 2022, Vaxcyte announced that it had initiated a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults, and announced initial data in October 2022. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

47

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

Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+® platforms and, in particular, our proprietary product candidates, luvelta, STRO-001 and STRO-003. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, luvelta, STRO-001 and STRO-003. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of luvelta, STRO-001 and STRO-003. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The success of luvelta, STRO-001 and STRO-003 and our other future product candidates will depend on many factors, including the following:

•
successful enrollment of patients in, and the completion of, our clinical trials;

48

•
receiving required regulatory approvals for the development and commercialization of our product candidates;
•
establishing our commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•
establishing successful technology transfers and collaborations to develop our product candidates with licensees, including our licensees with rights to luvelta and STRO-001 in Greater China;
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

Additionally, we have in the past and may in the future create benchmark molecules for comparative purposes. For example, we have created a benchmark FolRα targeting antibody-drug conjugate, or ADC, using conventional technology that results in a heterogeneous ADC mixture. We have compared luvelta to this benchmark molecule in multiple preclinical models. We believe the results of these tests help us understand how the therapeutic index of luvelta compares to competitors’ product candidates. However, we cannot be certain that any benchmark molecule that we create is the same as the molecule we are attempting to recreate, and the results of the tests comparing any such benchmark molecule to any other potential or current product candidate may be different than the actual results of a head-to-head test of any such other potential or current product candidate against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of our potential or current product candidates, and to understand their therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

If we do not achieve our projected development goals in the time frames we anticipate and project, the commercialization of our products may be delayed and our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, commercial and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products maybe delayed or never achieved and, as a result, our stock price may decline.

For example, even with the approval of vaccines for COVID-19, the COVID-19 pandemic may further delay enrollment in trials due to prioritization of hospital resources toward the pandemic, restrictions on travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or

49

travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies, including unprecedented Immunostimulatory Antibody Drug Conjugate, or iADC, and dual Antibody Drug Conjugates, or ADC2 technology, that are unproven and may not result in marketable products.

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

To date, we have tested our first clinical stage product candidates, luvelta and STRO-001, our partner BMS has tested CC-99712, our partner Merck has tested MK-1484, and our partner EMD Serono has tested M1231 in a limited number of clinical trial patients. In addition, Vaxcyte has tested its lead product candidate, VAX-24, a 24-valent pneumococcal conjugate vaccine, in a limited number of clinical trial patients. We may ultimately discover that our XpressCF® and XpressCF+® platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+® platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® and XpressCF+® platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+® platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval.

We presented updated data from the dose escalation portion of our STRO-001 Phase 1 trial in December 2020. As of October 30, 2020, most treatment emergent adverse events were grade 1 or 2, with the most common grade 1-2 treatment emergent adverse events, or TEAEs, of nausea, fatigue, chills, anemia, headache, dyspnea, abdominal pain, vomiting, decreased appetite and pyrexia, and no ocular or neuropathy toxicity signals have been observed. Two grade 3 and no grade 4 treatment emergent adverse events were observed, one instance each of anemia and dyspnea. Subsequent to a previously announced protocol amendment in 2019 requiring pre-treatment screening imaging for patients at risk for thromboses, no thromboembolic events have been observed. We have completed phase 1 dose escalation in the STRO-001 Phase 1 trial following identification of the maximum tolerated dose.

We presented updated data from the dose escalation portion of our luvelta Phase 1 trial in May 2021. Based on data from the trial through April 23, 2021, luvelta was generally well tolerated and was mostly associated with mild adverse events. Eighty-six percent (86%) of observed adverse events were grade 1 or grade 2. The most common Grade 3 and 4 TEAEs were reversible neutropenia (64%). Grade 3 arthralgia (13%), fatigue (10%), and neuropathy (8%) were observed and managed with standard medical treatment, including dose reductions or delays.

We released preliminary final results of the dose-expansion portion of our luvelta Phase 1 trial in January 2023. Safety signals from this portion of the trial were consistent with data from the dose-escalation cohort. Neutropenia was the leading TEAE that resulted in a treatment delay or dose reduction. Arthralgia was the second most common Grade 3+ TEAE and second most common TEAE leading to dose reduction. There were also limited observed cases of febrile neutropenia, including one Grade 5 event at the 5.2 mg/kg starting dose level and one Grade 3 event at the 4.3 mg/kg starting dose level. The trial protocol was subsequently updated to require dose reduction for Grade 4 neutropenia. We also initiated an exploratory cohort C to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023. Early results from these initial 10 patients in cohort C, when

50

compared to patients who were not given prophylactic pegfilgrastim in the dose-expansion cohort at the 5.2 mg/kg dose (n=21) demonstrated substantial reductions in Grade 3+ neutropenia and instances of dose delays.

If product candidates based on our XpressCF® and XpressCF+® platforms are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC, iADC or ADC2 development and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our XpressCF® ADC product candidates contain cleavable or non-cleavable linker-warhead combinations or novel warheads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF® platform prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial patients. In addition, results from compassionate use of our product candidates, such as luvelta to treat pediatric CFB/GLIS AML, my not be confirmed in Company-sponsored trials and/or may negatively impact the prospects for marketing approval for our product candidates. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

Interim, top-line, or preliminary data from our clinical trials that we announce may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we have publicly disclosed, and in the future will disclose, preliminary or top-line data from our preclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Therefore, final results from the studies may differ from the top-line results initially reported, and the final results may indicate different conclusions once additional data have been evaluated. As such, top-line

51

data should be viewed with caution until the final data are available. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive data, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the final results differ from the interim, top-line, or preliminary data, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and to commercialize, our product candidates may be harmed, which may negatively affect our business, financial condition, results of operations, and prospects.

Moreover, from time to time, we have publicly disclosed, and in the future may disclose, interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the outcomes may materially change as patient enrollment continues and more data become available. Adverse differences between top-line, preliminary, or interim data, on the one hand, and final data, on the other, could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses, or may interpret or weigh the importance of data differently, which could negatively affect the approvability or commercialization of the particular product candidate.

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

52

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

iADC and ADC2 are novel technologies, which makes it difficult to predict the time, risks and cost of development and of subsequently obtaining regulatory approval of these potential product candidates.

Certain of our preclinical product candidates are based on our proprietary iADC and ADC2 technology. Some of our future success depends on the successful development of this technology and products based on it. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using our novel and unprecedented iADC or ADC2 technology. We may never receive approval to market and commercialize any potential iADC or ADC2 product candidate.

If we uncover any previously unknown risks related to our iADC and ADC2 technology, or if we experience unanticipated or unsolvable problems or delays in developing our iADC or ADC2 product candidates, we may be unable to complete our preclinical studies and clinical trials, meet the obligations of our collaboration and license agreements or commercialize our product candidates on a timely or profitable basis. If serious adverse events or unacceptable side effects are observed in preclinical studies or clinical trials of a product candidate based on our iADC or ADC2 technology, or if iADCs or ADC2s were shown to have limited efficacy, our ability to develop other product candidates based on our iADC or ADC2 technology would be adversely affected.

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

53

•
collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities, for example, recently, EMD Serono decided to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations;
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

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel, proprietary cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed Phase 1 clinical trial use of our product candidates luvelta and STRO-001, and our partner BMS’s CC-99712 product candidate, and our partner EMD Serono’s M1231 product candidate, and our partner Merck’s MK-1484 product candidate, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

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

We have entered into collaborations with other biotechnology companies to develop or commercialize several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. A substantial portion of our revenue to date has been derived from our existing collaboration agreements with Astellas, Merck, BMS, EMD Serono, Vaxcyte, BioNova, and Tasly, and a significant portion of our future revenue and cash resources is expected to be derived from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, recently, EMD Serono decided to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations. BMS advanced a collaboration program, CC-99712, an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma, into a Phase 1 clinical trial in the third quarter of 2019. BMS has worldwide development and commercialization rights with respect to this BCMA ADC. Additionally, Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484, a cytokine derivative of IL-2 discovered and developed under our collaboration, in July 2022. Merck has worldwide rights to MK-1484 and sole discretion in the clinical development and commercialization for this product candidate. In December 2021, Merck did not extend the research term for another target program of the collaboration and that program reverted to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

We currently manufacture a portion of our product candidates internally and also rely on third-party manufacturing and supply partners to supply components of our product candidates and materials used to manufacture our product candidates. Our inability to manufacture sufficient quantities of our product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Manufacturing is a vital component of our business strategy. To ensure timely and consistent product supply we currently use a hybrid product supply approach wherein certain elements of our product candidates are manufactured internally at our manufacturing facilities in San Carlos, California, and other elements are manufactured at qualified third-party CMOs. Since our own manufacturing facilities may be limited or unable to manufacture certain of our preclinical and clinical trial product materials and supplies, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborator’s needs. For example, we have entered into a manufacturing agreement with EMD Millipore Corporation to provide manufacturing services for certain linker-warhead materials used in our STRO-001 product candidate and to perform conjugation of the applicable linker-warhead with the antibody component of our luvelta and STRO-001 product candidates. We have also entered into agreements with Capua Bioservices, S.p.A. and with AGC Biologics GmbH for the manufacture of certain reagents used in the manufacture of our products with our XpressCF® and XpressCF+® platforms. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

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

58

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

We, or third-party manufacturers, may be unable to successfully scale-up manufacturing of our product candidates or materials used to manufacture components of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates, or materials used in manufacturing components of our product candidates, in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Our product candidates are considered to be biologics and the process of manufacturing biologics and materials used to manufacture components of our products can be complex, time-consuming, highly regulated and subject to multiple risks. We and our contract manufacturers must comply with cGMPs, regulations and guidelines for the manufacturing of biologics used in clinical trials and, if approved, marketed products. To date, we and our contract manufacturers have limited experience in the manufacturing of cGMP batches of our product candidates and materials used to manufacture components of our product candidates.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF® and XpressCF+® platforms. Luvelta is our most advanced clinical stage program and STRO-001 is our next most advanced clinical stage program, and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. For example, as we are developing luvelta for treatment of patients having ovarian cancer with elevated FolRα expression levels, we are likely to be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of luvelta, to test for elevated FolRα expression. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We have entered into an agreement to develop diagnostic assays suitable for use as a companion diagnostic for luvelta. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization. Similarly, if we use a diagnostic test to determine which patients are most likely to benefit from STRO-001 for the treatment of multiple myeloma and NHL by designing our pivotal trial or trials of STRO-001 in that indication to require that clinical trial patients have elevated CD74 expression as a criterion for enrollment, then we will likely be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of STRO-001, to test for elevated CD74 expression; we may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic. In addition, our partner BMS may be required to develop and obtain regulatory clearance for a companion diagnostic to assess BCMA expression in patients in connection with their development of CC-99712.

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

We are aware of several companies that are developing ADCs, cytokine derivatives, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same target as luvelta. For example, Immunogen recently received approval for a folate receptor α targeted ADC, ELAHERE™. BMS and Eisai are also collaborating on development of a similarly targeted ADC, known as MORAb-202. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

As of December 31, 2022, we had 278 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

For example, the COVID-19 pandemic has resulted in a significant percentage of our employees working remotely from time to time, which has amplified certain risks to our business. For example, the increase in remote work has increased demand on our information technology resources and systems, increased phishing and other malicious activity as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, which has led to an increase in the number of points of potential exposure, such as laptops and mobile devices, that need to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business. The COVID-19 pandemic has also had an adverse effect on our ability to attract, recruit, interview and hire at the pace we would typically expect to support our rapidly expanding operations. Additionally, we have incurred increased costs as a result of COVID-19, including increased expenses to implement additional measures to ensure the health and safety of our workforce, such as reimbursing for periodic COVID-19 testing and providing face masks.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information health information, and personal information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data security incident (which may include, for example: data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, third-party vendors, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our CROs or other contractors or consultants we may utilize to mitigate a data security incident and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We have incurred successful phishing attempts in the past, although we believe that these attempts were detected and neutralized without any compromise to our data and prior to any significant impact to our business. We have also implemented measures to prevent such attacks, but we may still be subject to similar attacks in the future. We are also aware of publicly disclosed security breaches at certain third-parties on which we rely, although we have not been informed of any resulting breach to our data. If such an event were to occur, whether to us or a third-party on which we rely, and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, if we are unable to generate or maintain access to essential patient samples or data for our research and development and manufacturing activities for our programs, our business could be materially adversely affected.

Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. Such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, regulations promulgated by the Federal Trade Commission and state breach notification laws. We also may be subject to European privacy laws, such as the General Data Protection Regulation, or GDPR. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information that may result in regulatory scrutiny, fines, private right of action settlements, and other consequences. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight. Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue.

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

The Loan and Security Agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the Loan and Security Agreement, the lenders will be able to declare all obligations immediately due and payable and take control of our collateral, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. The Loan and Security Agreement previously included a covenant requiring us to keep substantially all of our cash and investments with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. In March 2023, we amended our Loan and Security Agreement to allow us to hold cash and investments at multiple financial institutions and we began the process of moving cash and investments into accounts at other financial institutions. Further, if we are liquidated, the rights of Oxford and SVB to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford, acting as collateral agent for the lenders, could declare a default under the Loan and Security Agreement upon the occurrence of any event that Oxford and SVB interpret as a material adverse change as defined under the Loan and Security Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the collateral agent of an event of default could significantly harm our business, financial condition, results of operations and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Our current operations are in two cities in the San Francisco Bay Area, and we, or the third parties upon whom we depend, may be adversely affected by earthquakes, other natural disasters, pandemics, including any significant resurgence of the COVID-19 pandemic, or other catastrophic events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in our facilities in South San Francisco and San Carlos, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, epidemic, pandemic or contagious disease, including any significant resurgence of the COVID-19 pandemic, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, epidemics, pandemics or contagious diseases, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage, epidemics, pandemics or contagious disease, or other events occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our investment in Vaxcyte is subject to risk

As of December 31, 2022, we held Vaxcyte common stock with a fair value of $32.0 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic, rising interest rates, and inflation. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

Our cash and investments could be adversely affected if the financial institutions in which we hold our cash and investments fail.

We regularly maintain cash balances at third-party financial institutions, including with SVB, in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.

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

Our success depends in part on our, our licensor’s and our collaborators’ ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We, our licensors and collaborators may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all, including delays as a result of the COVID-19 pandemic impacting our or our licensors’ operations. Further, we, our licensors and collaborators may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we, our licensors and collaborators will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is also possible that we, our licensors, and our collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. Also, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we, our licensors or collaborators were the first to make the inventions claimed in our patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such patents rights may otherwise become invalid. Composition of matter patents for biological and pharmaceutical therapeutic candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our therapeutic candidates will be considered patentable by the United States Patent and Trademark Office (USPTO) or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our therapeutics for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

No earlier than June 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our therapeutics.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our therapeutic candidates in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our therapeutics. We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the U.S. can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our therapeutics or the use of our therapeutics. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our therapeutics.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our therapeutics are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

We, our licensors or collaborators, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. For example, one of our European patents related to technology auxiliary to our XpressCF® platform is involved in an opposition proceeding at the European Patent Office, or EPO, and was revoked by the EPO in 2021. In April 2022, an appeal was filed and oral proceedings for the appeal is scheduled for October 27, 2023. This may prevent us from asserting this patent against our competitors practicing otherwise infringing methods in relevant European countries where this patent has been granted. There are many issued and pending patents that might claim aspects of our product candidates and modifications that we may need to apply to our product candidates. There are also many issued patents that claim antibodies, portions of antibodies, cytokines, half-life extending polymers, linkers, cytotoxins, or other warheads that may be relevant for the products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be delayed or may not be able to market products or perform research and development or other activities covered by these patents which could have a material and adverse effect on our business, financial condition, results of operations and prospects. We are obligated under certain of our license and collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by use. For example, we are obligated under the Stanford Agreement to indemnify and hold harmless Stanford for damages arising from intellectual property infringement by us resulting from exercise of the license from Stanford. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are also aware of an issued patent expected to expire in 2028, relating to methods for targeting maytansinoids to a selected population of cells with a cell-binding agent conjugated to a maytansinoid with a non-cleavable linker. We are further aware of a published patent application relating to certain conjugates comprising a genus of hemiasterlin derivatives that, if the claims were to issue as they are currently presented to the United States Patent and Trademark Office for examination, may be potentially relevant to products incorporating our hemiasterlin-derived linker-warhead. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for luvelta or STRO-001, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of luvelta or STRO-001. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We commenced a Phase 1 clinical trial of STRO-001, an ADC directed against CD74, for certain cancers in April 2018 and commenced a luvelta Phase 1 trial focused on ovarian and endometrial cancers in March 2019. Additionally, in the fourth quarter of 2021, we initiated a new cohort of the Phase 1 study of luvelta for endometrial cancer and an additional Phase 1 study for the treatment of ovarian cancer with luvelta in combination with bevacizumab. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission with the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We or our collaborators may experience delays in completing our preclinical studies and initiating or completing clinical trials of our product candidates. We do not know whether planned preclinical studies and clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, have patients enrolled on time or be completed on schedule, if at all. We or our collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval to commercialize our product candidates. Our development programs may be delayed for a variety of reasons, including delays related to:

•
the FDA, EMA or other regulatory authorities requiring us or our collaborators to submit additional data or imposing other requirements before permitting us to initiate a clinical trial;
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

80

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

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

Separately, in response to the COVID-19 pandemic, for a period of time, the FDA temporarily postponed most inspections of foreign manufacturing facilities along with routine surveillance inspections of domestic manufacturing facilities. The FDA has since developed a rating system to determine what categories of regulatory activity can take place in a given geographic region. As of May 2021, the FDA is either continuing, on a case-by-case basis, to conduct “mission-critical” inspections (foreign and domestic) or, where possible to do so safely, resuming prioritized domestic inspections, which generally include preapproval, pre-license, surveillance, and for-cause inspections. In February 2022, the FDA stated that limited staff resources and increased workload associated with COVID-19 impacted its ability to meet user fee performance goals. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. U.S. federal government agencies also currently face potentially significant spending reductions, which may further impact healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A joint select committee on deficit reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2032, unless additional Congressional action is taken. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. These initiatives recently culminated in the enactment of the IRA in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although this will only apply to high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs). The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA also penalizes drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We maintain a quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials, and are subject to US and international laws and regulations governing the privacy and security of such information. Each of these laws is subject to varying interpretations and constantly evolving. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. In contrast, the EU and United Kingdom (“UK”) GDPR, which applies extraterritorially, imposes several strict requirements for controllers and processors of personal information. These include higher standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information) and pseudonymized (i.e., key-coded) data, and heightened transfer requirements of personal information from the European Economic Area/UK/Switzerland to countries not deemed to have adequate data protections laws (e.g., the U.S. is one such country as of January 1, 2023, although active treaty negotiations between the U.S. and the EU may change that status in 2023). The GDPR also provides that countries in the European Economic Area may establish their own laws and regulations further restricting the processing of certain personal information, including genetic data, biometric data, and health data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (approximately $22.6 million) or 4 percent of the annual global revenues of the noncompliant company, whichever is greater.

In the United States, in addition to HIPAA, various federal (for example, the Federal Trade Commission) and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international, or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, California, which continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act (the “CCPA”), later amended by ballot measure through the California Privacy Rights Act (the “CPRA”). The CPRA took effect in January 2023 and enforcement will begin on July 1, 2023, subject to regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency (“CPPA”). Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the CPPA and California Attorney General through its investigative authority. Notably, comparable consumer privacy laws are set to take effect in 2023 in other states including the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act and the Connecticut Data Privacy Act (both effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). Compliance with this new privacy legislation may result in additional costs and expense of resources to maintain compliance. There is also discussion in the U.S. of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

We cannot provide assurance that (i) current or future legislation will not prevent us from generating or maintaining personal information, or (ii) that patients will consent to the use of their personal information (as necessary). Either of these circumstances may prevent us from undertaking or publishing essential research and development, manufacturing, and commercialization, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Federal, state, and foreign government requirements include obligations of companies to notify regulators and/or individuals of security breaches or other similar reportable incidents experienced by us, or our vendors, contractors, or organizations with whom we had specific contractual obligations to protect our data. Further, the improper access to, use of, or disclosure of our data or a third-party’s personal information could subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state, and local regulatory entities in the United States and by international regulatory entities. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight.

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. It is possible that if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, operating results, reputation, and financial condition. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us to comply with any applicable federal, state, or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties, or judgments. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

92

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

While we have been granted a Fast Track Designation by the FDA for luvelta, it may not lead to a faster development or regulatory review or approval process.

We have been granted a Fast Track Designation for luvelta for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. As part of our business strategy, we may also seek Fast Track Designation for other of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for luvelta, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program, which may happen in connection with luvelta or other of our product candidates if granted Fast Track Designation.

While we have been granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma and for STRO-002 for the treatment of Pediatric (CBF/GLIS) AML, if we decide to seek Orphan Drug Designation for some of our other product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for orphan drug exclusivity.

We have been granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma and for luvelta for the treatment of Pediatric CBF/GLIS AML and our collaborator BMS was granted Orphan Drug Designation by the FDA for CC-99712. As part of our business strategy, we may seek Orphan Drug Designation for our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening disease or condition that provides a meaningful advantage over available therapies based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would do so on the basis that there is no available therapy for that disease or condition or that our product candidate provides a benefit over available therapy. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biologic for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur without a showing of benefit over available therapy. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. We have initiated discussions with the FDA regarding an appropriate trial design for a registration-directed trial of luvelta to potentially support an accelerated approval; however, whether any trial is sufficient to receive FDA approval under the accelerated approval pathway will depend on the safety and efficacy results of such trial and will only be determined by the FDA upon review of a submitted BLA.

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

In addition, the FDA may terminate the accelerated approval program or change the standards under which accelerated approvals are considered and granted in response to public pressure or other concerns regarding the accelerated approval program. Changes to or termination of the accelerated approval program could prevent or limit our ability to obtain accelerated approval of any of our clinical development programs. Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called “dangling” or delinquent accelerated approvals, where confirmatory studies have not been completed or where results did not confirm benefit, but for which marketing approval continues in effect, and some companies have subsequently voluntarily requested withdrawal of approval of their products. In addition, the Oncology Center of Excellence has recently announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies. In addition, the recent enactment of The Food and Drug Omnibus Reform Act, or FDORA, included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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
•
any adverse impact of the COVID-19 pandemic, including on our clinical trials and clinical trial operations;

97

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

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We became a “smaller reporting company” as of December 31, 2022, meaning that the market value of our stock held by non-affiliates was less than $560.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10‑K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures in 2023. As a smaller reporting company and a “non-accelerated filer”, we still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense.

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

Holders of Record

As of March 27, 2023, there were approximately 72 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain future earnings, if any, for use in the operation of our business and to fund future growth. We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

The following graph shows the total stockholder’s return on an investment of $100 in cash at market close on September 27, 2018 (the first day of trading of our common stock), through December 31, 2022 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder return.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Trade Date	Sutro Biopharma (STRO)	Nasdaq Composite Index (IXIC)	Nasdaq Biotech Index (^NBI)
9/27/2018	100.00	100.00	100.00
12/31/2018	59.34	82.51	79.47
3/29/2019	74.93	96.11	91.71
6/28/2019	74.87	99.56	89.51
9/30/2019	59.80	99.47	81.67
12/31/2019	72.37	111.57	98.87
3/31/2020	67.11	95.75	88.57
6/30/2020	51.05	125.08	112.21
9/30/2020	66.12	138.87	111.15
12/31/2020	142.83	160.26	124.26
3/31/2021	149.74	164.72	123.37
6/30/2021	122.30	180.35	134.42
9/30/2021	124.28	179.66	132.78
12/31/2021	97.89	194.54	123.48
3/31/2022	54.08	176.83	108.78
6/30/2022	34.28	137.14	97.88
9/30/2022	36.51	131.51	98.37
12/31/2022	53.16	130.15	110.01

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

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

Overview

We are a clinical-stage oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs, enabled by our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site specific conjugation platform, XpressCF+®. We aim to design and develop therapeutics using the most relevant and potent modalities, including ADCs, bispecific ADCs, immunostimulatory ADCs, or iADCs, dual conjugate ADCs, or ADC2s, and cytokine derivatives. Our molecules are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe that our platform allows us to accelerate the discovery and development of potential first-in-class and/or best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by creating medicines with improved therapeutic profiles for areas of unmet need.

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices, or cGMP, compliant manufacturing facility. We have the ability to manufacture our proprietary cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our most advanced product candidate is STRO-002, or luveltamab tazevibulin, or luvelta, an ADC directed against folate receptor-alpha, or FolRα, for patients with FolRα-expressing cancers, including ovarian cancer.

Luvelta was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+® platform. Our first Phase 1 trial for luvelta is an open-label study evaluating luvelta as a monotherapy for patients with ovarian and endometrial cancers. This trial is being conducted in two-parts, dose escalation and dose expansion. The primary objectives of the clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics and additional safety, tolerability and efficacy measures.

Our next most advanced product candidate is STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+® platform. The Phase 1 trial for STRO-001 is an open-label study evaluating STRO-001 as a monotherapy for patients with multiple myeloma and NHL. The trial is being conducted in two parts: dose escalation and dose expansion. The primary objectives of the trial are to determine the safety and tolerability profile of STRO-001, to determine the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics of STRO-001 and additional safety, tolerability and efficacy measures.

In 2019, we began enrolling patients in a Phase 1 trial of luvelta that focused on ovarian and endometrial cancers. The dose escalation portion of the luvelta Phase 1 trial has been completed and the dose expansion portion of the trial to assess the efficacy, safety and tolerability of luvelta is ongoing. In January 2023, we reported preliminary final results from the dose-expansion cohort. The data from the dose-escalation and dose expansion cohorts suggested that luvelta exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population. In August 2021, Luvelta was granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. In mid-2022, we discussed with the FDA appropriate trial designs for a registration-directed trial of luvelta to potentially support accelerated approval. We expect to begin a registration-directed trial of luvelta for platinum-resistant ovarian cancer in the first half of 2023.

In addition, we have been offering compassionate use of luvelta to treat pediatric patients with relapsed/refractory CBF/GLIS AML, commonly known as RAM phenotype AML. Compassionate use data showed anti-leukemic activity of luvelta in pediatric patients with relapsed/refractory CBF/GLIS AML and was presented at the 64th American Society of Hematology Annual Meeting and Exposition (ASH 2022). The data showed that luvelta was well tolerated as a monotherapy agent and in combination with standard cancer therapies. Luvelta was granted Orphan Drug Designation by the FDA in December 2022 in this pediatric patient population.

We have completed enrollment for STRO-001 dose escalation in a Phase 1 trial for multiple myeloma and NHL. STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. We have completed dose escalation in the STRO-001 Phase 1 trial following identification of the maximum tolerated dose. In October 2021, we granted BioNova, an option to exclusively license the right to develop and commercialize STRO-001 in Greater China, or the BioNova Option Agreement. In February 2023, BioNova announced that the first patient had been dosed in the Phase 1 clinical trial of STRO-001.

We also have a preclinical product candidate - STRO-003, which is a single homogeneous ADC directed against an anti-Receptor tyrosine kinase-like orphan receptor 1, or ROR1, which we intend to develop for the treatment of solid tumors. Preparations are underway for IND enabling studies for STRO-003, which we expect will be completed in the first quarter of 2024. We expect to begin Phase 1 safety studies of STRO-003 in 2024.

Enabled through our proprietary XpressCF® and XpressCF+®platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, including an immunostimulatory antibody-drug conjugates collaboration with Astellas, a cytokine derivatives collaboration with Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with BMS; a MUC1-EGFR ADC collaboration with EMD Serono; BioNova; and Tasly. Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In the fourth quarter of 2022, Vaxcyte announced positive topline data from a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults aged 18-64. Also in the fourth quarter of 2022, we entered into an agreement with Vaxcyte, granting it an option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck, Astellas, EMD Serono, Vaxcyte, BioNova, and Tasly, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public offerings of common stock, sales of our common stock through our ATM Facility, and debt proceeds.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $128.9 million and a net loss of $119.2 million for the year ended December 31, 2022, which net loss included the non-operating, unrealized gain of $12.1 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $98.5 million and net loss of $105.5 million, which net loss included the non-operating, unrealized loss of $4.5 million related to our holdings of Vaxcyte common stock, for the year ended December 31, 2021. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of December 31, 2022, we had an accumulated deficit of $452.6 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2020 is included in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck, Astellas, EMD Serono, Vaxcyte, BioNova and Tasly, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators.

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

	Year ended December 31,
	2022	2021
	(in thousands)
Internal costs:
Research and drug discovery	$34,571	$25,908
Process and product development	15,708	15,514
Manufacturing	39,613	31,336
Clinical development	9,159	6,009
Total internal costs	99,051	78,767
External Program Costs:
Research and drug discovery	2,759	1,518
Toxicology and translational science	862	1,227
Process and product development	642	314
Manufacturing	20,758	12,822
Clinical development	13,099	9,752
Total external program costs	38,120	25,633
Total research and development expenses	$137,171	$104,400

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

Interest and Other Income (Expense), Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs, including accretion of the final payment. Additionally, we identified a financing component under the Astellas Agreement and recorded interest expense associated with the upfront payment. Other income (expense) includes changes in values attributable to the arrangement with our Call Option Plan whereby we granted certain employee options to purchase shares of Vaxcyte common stock, and realized gain (loss) on the equity securities.

Income Taxes

We recorded a foreign income tax charge of $2.5 million due to a withholding tax in China on an upfront license fee payment received from Tasly for the year ended December 31, 2022. All other income tax charges and benefits during the years ended December 31, 2022 and 2021 have been immaterial, primarily due to the net loss in each year.

Our deferred assets continue to be subject to full valuation allowance for the tax years ended December 31, 2022 and 2021. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, future tax rates, projected future taxable income, tax-planning strategies, and results of recent operations.

Comparison of the Years Ended December 31, 2022 and 2021

	Year ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Revenue	$67,772	$61,880	$5,892	10%
Operating expenses:
Research and development	137,171	104,400	32,771	31%
General and administrative	59,544	56,004	3,540	6%
Total operating expenses	196,715	160,404	36,311	23%
Loss from operations	(128,943)	(98,524)	(30,419)	31%
Interest income	3,455	577	2,878	499%
Unrealized gain (loss) on equity securities	12,130	(4,454)	16,584	(372)%
Interest and other income (expense), net	(3,346)	(3,137)	(209)	7%
Loss before provision for income taxes	(116,704)	(105,538)	(11,166)	11%
Provision for income taxes	2,500	-	2,500	*
Net loss	$(119,204)	$(105,538)	$(13,666)	13%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Bristol-Myers Squibb Company ("BMS")	$9,752	$11,483	$(1,731)	(15)%
Merck Sharp & Dohme Corporation ("Merck")	11,600	42,780	(31,180)	(73)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	2,695	4,576	(1,881)	(41)%
Astellas Pharma Inc. (“Astellas”)	10,897	-	10,897	*
Vaxcyte	3,828	3,041	787	26%
BioNova Pharmaceuticals, Ltd. (“BioNova”)	4,000	-	4,000	*
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	25,000	-	25,000	*
Total revenue	$67,772	$61,880	$5,892	10%

*Percentage not meaningful

Total revenue increased by $5.9 million, or 10%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. This was primarily due to an earned $25.0 million upfront payment under the Tasly License Agreement, revenue from Astellas of $10.9 million, of which $3.9 million was from the ongoing performance related to partially unsatisfied performance obligations, $5.1 million was from the financing component related to the Astellas Agreement, and $1.9 million was from research and development services, revenue from BioNova of $4.0 million from the satisfaction of the performance obligation under the BioNova Option Agreement, and a $0.8 million increase in Vaxcyte revenue. These increases were partially offset by a $31.2 million decrease from Merck, related to a $13.3 million decrease from the 2021 completion of the performance obligations associated with the first and second target programs under the 2018 Merck Agreement, full recognition of $6.0 million of revenue earned in the first quarter of 2021 associated with the contingent third target program upon the termination of the related performance obligation, recognition of a $15.0 million contingent payment earned in the second quarter of 2021 for the initiation of the first IND-enabling toxicology study under the first program in the collaboration, a decrease of $3.2 million in research and development services and materials supply, a decrease of $3.1 million in manufacturing activities supporting clinical trial supply, and a decrease of $0.6 million due to the absence in 2022 of the financing component related to the 2018 Merck Agreement, partially offset by a $10.0 million contingent payment earned in the third quarter of 2022 with the first patient dosed in a Phase 1 study of an investigational candidate under the first program in the collaboration. EMD Serono revenue decreased by $1.9 million primarily due to a $2.0 million contingent payment earned in the second quarter of 2021, partially offset by a $0.1 million increase in 2022 materials supply and manufacturing activities supporting clinical trial supply. BMS revenue decreased by $1.7 million primarily due to a decrease of $3.7 million in research and development services and materials supply, partially offset by a $2.0 million increase in manufacturing activities supporting clinical trial supply.

Research and Development Expense

Research and development expense increased by $32.8 million, or 31%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The overall increase was due primarily to increases of $11.6 million in personnel-related expenses due to higher headcount, $11.0 million in laboratory supplies and preclinical research and clinical development expenses, $10.5 million in consulting and outside services, and $0.5 million in travel, equipment and office-related expenses, partially offset by a $0.8 million decrease in facilities-related expenses.

General and Administrative Expense

General and administrative expense increased by $3.5 million, or 6%, during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase was due primarily to increases of $2.2 million in personnel-related expenses due to higher headcount, $1.3 million in external services, $1.2 million in equipment and office-related expenses, and $0.3 million in travel-related expenses, partially offset by a $1.5 million decrease in facilities-related expenses.

Interest Income

Interest income increased by $2.9 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, due primarily to higher average investment balances and higher average rates of return in 2022.

Unrealized Gain / (Loss) on Equity Securities

Unrealized gain on equity securities was $12.1 million during the year ended December 31, 2022 as compared to an unrealized (loss) of $4.5 million for the year ended December 31, 2021. The unrealized gain (loss) on equity securities in each period was entirely due to the remeasurement of the estimated fair value of our investment in Vaxcyte common stock.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $0.2 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, due primarily to the increase of $5.1 million from the financing component related to the Astellas Agreement, partially offset by a recognized gain of $4.1 million on equity securities during the year ended December 31, 2022, a decrease of $0.6 million due to the absence of the financing component in the year ended December 31, 2022 related to the 2018 Merck Agreement, and a decrease of $0.2 million in interest incurred on our outstanding loan.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred significant net losses to date. We have also incurred negative cash flows from operations in the years prior to 2022. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of December 31, 2022, we had $302.3 million in cash, cash equivalents and marketable securities, equity securities of $32.0 million, outstanding debt of $16.3 million and an accumulated deficit of $452.6 million.

At-The-Market Sales

During the year ended December 31, 2022, we sold an aggregate of 10,285,160 shares of our common stock through our ATM Facility pursuant to the Sales Agreement with Jefferies. The gross proceeds from these sales were approximately $58.3 million, before deducting fees of approximately $2.0 million, resulting in net proceeds of approximately $56.3 million.

Upfront Payment from Astellas

In June 2022, we entered into a License and Collaboration Agreement with Astellas, for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, to be identified by Astellas. Pursuant to the agreement with Astellas, we received from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million during the year ended December 31, 2022.

Upfront Payment from Tasly

During the year ended December 31, 2022, we earned a $25.0 million nonrefundable upfront payment from Tasly under the Tasly License Agreement to grant Tasly an exclusive license to develop and commercialize luvelta in Greater China. The upfront payment, net of a withholding tax of $2.5 million, resulted in a net payment to us of $22.5 million received during the year ended December 31, 2022.

Upfront Payment from Vaxcyte and Vaxcyte Equity Ownership

In December 2022, we entered into a letter agreement (the “Vaxcyte Agreement”) with Vaxcyte under which the Company granted to Vaxcyte (i) authorization to enter into an agreement with an independent alternate contract manufacturing organization, or CMO, to source cell-free extract solely for the products it licensed from the us, allowing Vaxcyte to have direct oversight over financial and operational aspects of the relationship with the CMO, and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract for use in connection with the exploitation of certain vaccine compositions (the “Option”).

Pursuant to the Vaxcyte Agreement, we received from Vaxcyte a one-time, nonrefundable, non-creditable, upfront payment of $10.0 million in cash, and 167,780 shares of Vaxcyte’s common stock with a fair value of $7.5 million at the date of the transaction in December 2022.

As of December 31, 2022, we held 667,780 shares of Vaxcyte common stock, which include the 167,780 shares received from Vaxcyte under the Vaxcyte Agreement. The estimated fair value of Vaxcyte common stock was $32.0 million as of December 31, 2022. During the year ended December 31, 2022, we sold 1,058,434 shares of Vaxcyte common stock for net proceeds of $28.7 million.

Contingent Payments from Merck

In July 2022, the first patient was dosed in a Phase 1 study of an investigational candidate resulting from the 2018 Merck Agreement for the first program in our collaboration to develop novel cytokine derivative therapeutics for cancer. As a result of this achievement, we earned and received a $10.0 million contingent payment from Merck during the year ended December 31, 2022.

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

In June 2022, we entered into an amendment to the LSA with Oxford and SVB (the “LSA Amendment”). The LSA Amendment added a financial covenant that requires us to maintain a minimum unrestricted cash balance of $10.0 million. We were in compliance with the financial covenant under the LSA Amendment as of December 31, 2022.

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

The Term A Loan matures on March 1, 2024, or the Maturity Date, and was interest-only through March 1, 2022, followed by 24 equal monthly payments of principal and interest. The Term A Loan will bear interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.

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

The Loan and Security Agreement contains customary affirmative and restrictive covenants, including covenants regarding incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, protection of intellectual property rights, dispositions of property, business combinations or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The Loan and Security Agreement provides that an event of default will occur if, among other triggers, there occurs any circumstances that could reasonably be expected to result in a material adverse change in our business, or operations or condition (financial or otherwise) or a material impairment of the prospect of us to repay any portion of our obligations under the Loan and Security Agreement. The Loan and Security Agreement previously included a covenant requiring us to keep substantially all of our cash and investments with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. In March 2023, we amended our Loan and Security Agreement to allow us to hold cash and investments at multiple financial institutions and we began the process of moving cash and investments into accounts at other financial institutions. The Loan and Security Agreement also includes customary representations and warranties, other events of default and termination provisions.

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

In September 2020, we entered into a sublease agreement, or the Sublease with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. The commencement date for the remaining 29,711 square feet of the Premises, or the Expansion Premises, is expected to be 24 months following the commencement date on the Initial Premises. However, we have the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of its obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our balance sheet as of December 31, 2022 and 2021.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash provided by (used in) operating activities	$3,549	$(81,679)
Cash used in investing activities	(35,022)	(97,315)
Cash provided by financing activities	48,313	3,256
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,840	$(175,738)

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2022 was $3.5 million. Our net loss of $119.2 million included non-cash charges of $26.3 million for stock-based compensation, $12.1 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $5.7 million for depreciation and amortization, $4.1 million for the realized gain on equity securities, $2.6 million for noncash lease expenses, $0.4 million for the accretion of discount on our marketable securities and $0.3 million in other non-cash charges. Cash provided by operating activities also reflected a net change in operating assets and liabilities of $104.4 million, due to an increase of $93.6 million in our deferred revenue balance primarily due to the upfront payment from Astellas, a decrease of $5.3 million in accounts receivable from our collaborators, an increase of $5.3 million in accounts payable, accrued expenses and other liabilities due to timing of payments, an increase of $1.7 million in accrued compensation due to increased headcount, and an increase of $1.9 million in our operating lease liability, which were partially offset by an increase of $3.5 million in prepaid expenses and other assets.

Cash used in operating activities for the year ended December 31, 2021 was $81.7 million. Our net loss of $105.5 million included non-cash charges of $23.2 million for stock-based compensation, $4.9 million for noncash lease expenses, $4.8 million for depreciation and amortization, $4.5 million of unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $2.8 million for the amortization of premiums on our marketable securities, and $1.2 million in other non-cash charges. Cash used in operating activities also reflected a net change in operating assets and liabilities of $17.6 million, due to a decrease of $15.2 million in our deferred revenue balance from revenue recognized under our collaboration agreements, an increase of $6.9 million in accounts receivable from our collaborators, an increase of $4.0 million in prepaid expenses and other assets and a decrease of $2.7 million in our operating lease liability, which were partially offset by an increase of $8.6 million in accounts payable, accrued expenses and other liabilities due to timing of payments and an increase of $2.6 million in accrued compensation due to increased headcount.

Cash Flows from Investing Activities

Cash used in investing activities of $35.0 million for the year ended December 31, 2022 was primarily related to purchases of marketable securities of $216.7 million and purchases of property and equipment of $7.9 million, principally for laboratory equipment, partially offset by maturities and sales of marketable securities of $160.8 million and proceeds from sale of Vaxcyte equity securities of $28.7 million.

Cash used in investing activities of $97.3 million for the year ended December 31, 2021 was primarily related to purchases of marketable securities of $248.7 million and purchases of property and equipment of $15.3 million, principally for leasehold improvements to the Premises under the Sublease, partially offset by maturities and sales of marketable securities of $166.7 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $48.3 million for the year ended December 31, 2022 was primarily related to $56.3 million of net proceeds from our ATM Facility sales of common stock, $1.6 million of net proceeds received from participants in our employee equity plans and $0.3 million of proceeds received from the exercise of common stock options, partially offset by debt repayment of $9.4 million and a $0.5 million tax payment related to the net share settlement of certain vested restricted stock units.

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

Revenue Recognition

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck, Astellas, EMD Serono, Vaxcyte, BioNova, Tasly, and to a lesser extent, from manufacturing, supply and services and materials we provide to our collaborators.

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

Collaboration revenue: We derive revenue from collaboration arrangements, under which we may grant licenses to our collaboration partners to further develop and commercialize our proprietary product candidates.

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

At the inception of each agreement, we determine the arrangement transaction price, which includes variable consideration, based on the assessment of the probability of achievement of future milestones and contingent payments and other potential consideration. We recognize revenue over time by measuring the progress towards the complete satisfaction of the relevant performance obligation using an appropriate input or output method based on the nature of the service promised to the customer.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards, including restricted stock units, stock options, and the ESPP, to employees, consultants and nonemployee directors based on the estimated fair value of the awards on the grant date. The fair value of stock options and purchase rights under the ESPP are estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires use of assumptions and judgments about the variables used in the calculations, including the expected term, the expected volatility of the underlying stock, the related risk-free interest rate for the expected term of the award and the expected dividends.

Stock-based compensation expense for restricted stock units and stock options is generally recognized on a straight line basis over the requisite service period. Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the offering period. We account for forfeitures of stock-based awards as they occur.

The closing sale price per share of our common stock as reported on the Nasdaq Global Market on the date of grant is used to determine the exercise price per share of our stock-based awards to purchase common stock.

Income Taxes

As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of $246.4 million and federal general business credits from research and development expenses totaling $32.5 million, as well as state NOL carryforwards of $118.5 million and state research and development credits of $21.3 million. If not utilized, the federal NOL carryforwards will expire at various dates beginning in 2036, and the federal credits will expire at various dates beginning in 2023. The state NOL carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Tax Reform Act of 1986, or the Tax Reform Act, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization. We have performed a Section 382 study for the period of June 16, 2003 through December 31, 2021 and concluded that it is more likely than not that we experienced an ownership change on November 20, 2019. This change does not limit our ability to use our existing NOLs within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. We may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. If there is a subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

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

We had cash, cash equivalents and marketable securities of $302.3 million and $229.5 million as of December 31, 2022 and 2021, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-backed securities, U.S. government securities, U.S. agency securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $32.0 million as of December 31, 2022, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of December 31, 2022 would decrease the fair value by $3.2 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of December 31, 2022 and 2021, we had $16.3 million and $25.1 million, respectively, in debt outstanding, net of debt discount and accretion of final payment. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. This debt matures on March 1, 2024 and was interest-only through March 1, 2022. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 8. Financial Statements and Supplementary Data

SUTRO BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sutro Biopharma, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Accounting for the License and Collaboration agreement with Astellas Pharma, Inc.
Description of the Matter

As described in Note 5, during 2022 the Company entered into a License and Collaboration Agreement (the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”), which resulted in the recognition of $3.9 million of revenue for the year ended December 31, 2022 and $86.1 million of deferred revenue at December 31, 2022.

Auditing the Company’s accounting for the Astellas Agreement was complex and required the Company to apply significant judgement, including the determination of performance obligations, transaction price and the estimation of standalone selling price for each identified performance obligation. Estimates of the standalone selling price require management judgement and assumptions, which may include forecasted full-time equivalents (FTEs) and development timelines. Changes to these assumptions can have a material effect on the allocation of the transaction price to the performance obligations and can impact the amount and timing of revenue recognized.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, obtaining and reading the Astellas Agreement and evaluating the completeness of the performance obligations identified by management. We also evaluated management’s estimates of the standalone selling price for each performance obligation. We evaluated the forecasted FTEs used by the Company in developing estimates of the standalone selling price by evaluating management’s budget process and performing cross-functional inquiries of individuals within research and development functions to understand the nature of the activities under the Astellas Agreement. Additionally, we compared the forecasted FTEs to the Astellas Agreement. We also performed a sensitivity analysis to evaluate the impact that changes in the forecasted FTEs used to develop the estimates of standalone selling price would have on each performance obligation. We also obtained an external confirmation from Astellas of the terms of the Astellas Agreement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

San Mateo, California

March 30, 2023

SUTRO BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$47,254	$30,414
Marketable securities	255,090	130,343
Investment in equity securities	32,020	37,181
Accounts receivable	7,122	12,454
Prepaid expenses and other current assets	11,667	8,123
Total current assets	353,153	218,515
Property and equipment, net	24,621	22,550
Operating lease right-of-use assets	26,443	29,041
Marketable securities, non-current	-	68,775
Other non-current assets	1,855	1,655
Restricted cash	872	872
Total assets	$406,944	$341,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,797	$6,009
Accrued compensation	13,142	11,417
Deferred revenue-current	16,759	5,496
Operating lease liability-current	4,585	1,037
Debt-current	12,500	9,375
Accrued expenses and other current liabilities	14,764	8,402
Total current liabilities	66,547	41,736
Deferred revenue, non-current	89,885	-
Operating lease liability-non-current	29,574	31,224
Debt-non-current	3,771	15,738
Other non-current liabilities	119	146
Total liabilities	189,896	88,844
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of December 31, 2022 and 2021; 0 shares issued and outstanding as of December 31, 2022 and 2021	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of December 31, 2022 and 2021; 57,499,541 and 46,327,131 shares issued and outstanding as of December 31, 2022 and 2021, respectively	58	46
Additional paid-in-capital	670,223	586,243
Accumulated other comprehensive loss	(618)	(314)
Accumulated deficit	(452,615)	(333,411)
Total stockholders’ equity	217,048	252,564
Total Liabilities and Stockholders’ Equity	$406,944	$341,408

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$67,772	$61,880	$42,722
Operating expenses
Research and development	137,171	104,400	76,961
General and administrative	59,544	56,004	36,818
Total operating expenses	196,715	160,404	113,779
Loss from operations	(128,943)	(98,524)	(71,057)
Interest income	3,455	577	1,508
Unrealized gain (loss) on equity securities	12,130	(4,454)	41,498
Interest and other income (expense), net	(3,346)	(3,137)	(3,974)
Loss before provision for income taxes	(116,704)	(105,538)	(32,025)
Provision for income taxes	2,500	-	103
Net loss	$(119,204)	$(105,538)	$(32,128)
Net loss per share, basic and diluted	$(2.35)	$(2.29)	$(0.99)
Weighted-average shares used in computing basic and diluted net loss per share	50,739,185	46,119,089	32,573,469

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(119,204)	$(105,538)	$(32,128)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(304)	(443)	(36)
Comprehensive loss	$(119,508)	$(105,981)	$(32,164)

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balances at December 31, 2019	23,098,969	$23	$293,346	$165	$(195,745)	$97,789
Exercise of common stock options	171,354	-	1,861	-	-	1,861
Issuance of common stock under Employee Stock Purchase Plan	195,992	-	1,285	-	-	1,285
Vesting of restricted stock units	151,976	-	-	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(30,461)	-	(314)	-	-	(314)
Stock-based compensation expense	-	-	11,917	-	-	11,917
Issuance of common stock warrants in connection with debt refinancing	-	-	619	-	-	619
Issuance of common stock in connection with public offerings, net of issuance costs of $15,686	19,550,000	20	227,232	-	-	227,252
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $777	2,614,286	3	23,800	-	-	23,803
Net unrealized loss on available-for-sale securities	-	-	-	(36)	-	(36)
Net Loss	-	-	-	-	(32,128)	(32,128)
Balances at December 31, 2020	45,752,116	46	559,746	129	(227,873)	332,048
Exercise of common stock options and common stock warrants	246,678	-	2,485	-	-	2,485
Return and retirement of common stock	(7,687)	-	(7)	-	-	(7)
Issuance of common stock under Employee Stock Purchase Plan	145,809	-	1,765	-	-	1,765
Vesting of restricted stock units	238,724	-	-	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(48,509)	-	(987)	-	-	(987)
Stock-based compensation expense	-	-	23,241	-	-	23,241
Net unrealized loss on available-for-sale securities	-	-	-	(443)	-	(443)
Net Loss	-	-	-	-	(105,538)	(105,538)
Balances at December 31, 2021	46,327,131	46	586,243	(314)	(333,411)	252,564
Exercise of common stock options	49,654	-	268	-	-	268
Issuance of common stock under Employee Stock Purchase Plan	270,516	-	1,613	-	-	1,613
Vesting of restricted stock units	620,647	1	(1)	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(53,567)	-	(463)	-	-	(463)
Stock-based compensation expense	-	-	26,304	-	-	26,304
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $2,026	10,285,160	11	56,259	-	-	56,270
Net unrealized loss on available-for-sale securities	-	-	-	(304)	-	(304)
Net Loss	-	-	-	-	(119,204)	(119,204)
Balances at December 31, 2022	57,499,541	$58	$670,223	$(618)	$(452,615)	$217,048

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(119,204)	$(105,538)	$(32,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,690	4,844	4,297
(Accretion of discount) amortization of premium on marketable securities	(364)	2,781	490
Stock-based compensation	26,304	23,241	11,917
Noncash lease expenses	2,598	4,929	-
Realized gain on equity securities	(4,074)	-	-
Unrealized (gain) loss on equity securities	(12,130)	4,454	(41,498)
Remeasurement of liability awards	(2)	(12)	19
Other	326	1,242	587
Changes in operating assets and liabilities:
Accounts receivable	5,341	(6,895)	739
Prepaid expenses and other assets	(3,544)	(3,959)	(80)
Accounts payable	(1,225)	2,708	(1,141)
Accrued compensation	1,725	2,594	2,806
Accrued expenses and other liabilities	6,562	5,866	216
Deferred rent	-	-	931
Deferred revenue	93,648	(15,207)	(14,957)
Change in operating lease liability	1,898	(2,727)	-
Net cash provided by (used in) operating activities	3,549	(81,679)	(67,802)
Investing activities
Purchases of marketable securities	(216,671)	(248,727)	(130,741)
Maturities of marketable securities	127,960	148,250	116,385
Sales of marketable securities	32,799	18,476	22,000
Proceeds from sale of equity securities, net	28,739	-	-
Purchases of equipment and leasehold improvements	(7,858)	(15,323)	(7,129)
Proceeds from exercise of options for Vaxcyte shares	9	9	89
Net cash (used in) provided by investing activities	(35,022)	(97,315)	604
Financing activities
Proceeds from sales of common stock, net of issuance costs	56,270	-	251,415
Proceeds from debt refinancing	-	-	25,000
Payments of debt	(9,375)	-	(10,000)
Proceeds from exercise of common stock options	268	2,485	1,861
Taxes paid related to net share settlement of restricted stock units	(463)	(987)	(314)
Return and retirement of common stock	-	(7)	-
Proceeds from employee stock purchase plan	1,613	1,765	1,285
Net cash provided by financing activities	48,313	3,256	269,247
Net increase (decrease) in cash, cash equivalents and restricted cash	16,840	(175,738)	202,049
Cash, cash equivalents and restricted cash at beginning of year	31,286	207,024	4,975
Cash, cash equivalents and restricted cash at end of year	$48,126	$31,286	$207,024
Supplemental disclosure of cash flow information
Cash paid for interest	$1,869	$2,046	$1,675
Income tax paid	$-	$103	$-
Supplemental Disclosures of Non-cash Investing and Financing Information
Purchase of property and equipment included in accounts payable	$280	$370	$546
Remeasurement of operating lease right-of-use assets for lease modification	$-	$4,227	$-
Offering costs included in accounts payable	$-	$-	$361
Financing component associated with program fees	$5,079	$610	$1,852
Value of 167,780 shares of Vaxcyte common stock received under the Vaxcyte Agreement	$7,500	$-	$-
Warrants issued to lenders	$-	$-	$619

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

At-The-Market Sales

During the year ended December 31, 2022, the Company sold an aggregate of 10,285,160 shares of its common stock through its At-the-Market Facility (“ATM Facility”) pursuant to its Open Market Sales AgreementSM dated April 2, 2021 with Jefferies LLC (“Jefferies”), as sales agent (the “Sales Agreement”).

During the year ended December 31, 2022, the gross proceeds from these sales were approximately $58.3 million, before deducting fees of approximately $2.0 million, resulting in net proceeds of approximately $56.3 million, to the Company.

Liquidity

The Company has incurred significant losses to date and had negative cash flows from operations in the years prior to the year ended December 31, 2022. As of December 31, 2022, there was an accumulated deficit of $452.6 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of December 31, 2022, the Company had unrestricted cash, cash equivalents and marketable securities of $302.3 million and equity securities of $32.0 million, consisting solely of common stock of Vaxcyte, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, marketable securities and equity securities as of December 31, 2022 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

There were no new accounting pronouncements issued since our filing of the Annual Report on Form 10-K for the year ended December 31, 2021, which would have a significant effect on our financial statements.

Prior Period Reclassifications

The prior period presentation of interest and other income (expense), net and provision for income taxes have been updated to conform to current period presentation. The reclassifications had no effect on prior years' net loss.

The prior period presentation of accounts payable and accrued expenses and other current liabilities have been updated to conform to current period presentation. Accordingly, adjustments have been made to the Balance Sheets and Statements of Cash Flows. The reclassifications had no effect on prior years' net loss.

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

The Company evaluates, on a quarterly basis, its marketable securities for potential impairment. For marketable securities in an unrealized loss position, the Company assesses whether such declines are due to credit loss based on factors such as changes to the rating of the security by a ratings agency, market conditions and supportable forecasts of economic and market conditions, among others. If a credit loss exists, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable security before recovery of its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to fair value and is recognized through interest and other income (expense), net.

If neither condition is met, declines as a result of credit losses, if any, are recognized as an allowance for credit loss, limited to the amount of unrealized loss, through interest and other income (expense), net. Any portion of unrealized loss that is not a result of a credit loss, is recognized in other comprehensive income (loss).

The Company invests in money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, U.S. agency securities and supranational debt securities with high credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities, with the objectives of maintaining safety and liquidity while maximizing yield.

Under certain agreements, the Company has pledged cash and cash equivalents as collateral. As of December 31, 2022 and 2021, restricted cash related to such agreements was $0.9 million and $0.9 million, respectively.

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Balance Sheets to the amount reported within the accompanying Statements of Cash Flows was as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$47,254	$30,414	$206,152
Restricted cash	872	872	872
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$48,126	$31,286	$207,024

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

Investments in Equity Securities

Vaxcyte common stock held by the Company is measured at fair value at each reporting period based on the closing price of Vaxcyte’s common stock on the last trading day of each reporting period, with any realized or unrealized gains and losses recorded in the Company’s Statements of Operations.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, leasehold improvements and right-of-use assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when the estimated, undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured at the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The Company did not recognize any impairment charges during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022 and 2021, management believes that no revision to the remaining useful lives or write down of the remaining long-lived assets is required.

Leases

The Company adopted ASU 2016-02 (Topic 842), Leases (Accounting Standards Codification, or “ASC”, 842) on July 1, 2021, effective as of January 1, 2021. The Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. The Company is required to classify leases as either finance or operating leases and to record a ROU asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter, if modified. The Company does not have material finance leases.

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

Revenue Recognition

When the Company enters into collaboration agreements, it assesses whether the arrangements fall within the scope of ASC 808, Collaborative Arrangements ("ASC 808") based on whether the arrangements involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company assesses whether the payments between the Company and its collaboration partner fall within the scope of other accounting literature. If it concludes that payments from the collaboration partner to the Company represent consideration from a customer, such as license fees and contract research and development activities, the

Company accounts for those payments within the scope of Accounting Standards Update (ASU) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”).

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. However, if the Company concludes that its collaboration partner is not a customer for certain activities and associated payments, such as for certain collaborative research, development, manufacturing and commercial activities, the Company presents such payments as a reduction of research and development expense or general and administrative expense, based on where the Company presents the underlying expense.

The Company has no products approved for commercial sale and has not generated any revenue from commercial product sales. The total revenue to date has been generated principally from collaboration and license agreements and to a lesser extent, from manufacturing, supply and services and materials the Company provides to its collaboration partners.

Collaboration Revenue: The Company derives revenue from collaboration arrangements, under which the Company may grant licenses to its collaboration partners to further develop and commercialize its proprietary product candidates. The Company may also perform research and development activities under the collaboration agreements. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and other contingent payments, and royalties based on net sales of approved products. Additionally, the collaborations may provide options for the customer to acquire from the Company materials and reagents, clinical product supply or additional research and development services under separate agreements.

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

Stock-Based Compensation

The Company maintains a stock-based compensation plan as a long-term incentive for employees, consultants, and members of the Company’s Board of Directors. The plan allows for the issuance of restricted stock units, non-statutory and incentive stock options to employees and non-statutory stock options to nonemployees. The Company also maintains an employee stock purchase plan.

The Company measures and recognizes compensation expense for all stock-based awards, including restricted stock units, stock options, and the ESPP, to employees, consultants and nonemployee directors based on the estimated fair value of the awards on the grant date. The fair value of stock options and purchase rights under the ESPP are estimated using the Black-Scholes option-pricing model. The Black-Scholes model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term, the expected volatility of the underlying stock over the expected term of the award, the related risk-free interest rate for the expected term of the award and the expected dividends.

Stock-based compensation expense for restricted stock units and stock options is generally recognized on a straight line basis over the requisite service period. Stock-based compensation expense for the ESPP is recognized on a straight-line basis over the offering period. The Company accounts for forfeitures of stock-based awards as they occur.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$36,486	$36,486	$-	$-
Commercial paper	87,140	-	87,140	-
Corporate debt securities	36,429	-	36,429	-
Equity securities	32,020	32,020	-	-
Asset-backed securities	14,016	-	14,016	-
U.S. government securities	91,251	91,251	-	-
U.S. agency securities	16,607	-	16,607	-
Supranational debt securities	16,481	-	16,481	-
Total	$330,430	$159,757	$170,673	$-

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$29,451	$29,451	$-	$-
Commercial paper	22,580	-	22,580	-
Corporate debt securities	74,861	-	74,861	-
Equity securities	37,181	37,181	-	-
Asset-backed securities	32,957	-	32,957	-
U.S. government securities	47,420	47,420	-	-
Supranational debt securities	21,300	-	21,300	-
Total	$265,750	$114,052	$151,698	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of December 31, 2022 and 2021, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

Investments in Equity Securities

As of December 31, 2022 and 2021, the Company held 667,780 and 1,562,879 shares, respectively, of Vaxcyte common stock with an estimated fair value of $32.0 million and $37.2 million, respectively. The Company recognized an unrealized gain (loss) of $12.1 million, $(4.5) million and $41.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company sold 1,058,434 shares and zero shares of Vaxcyte common stock at their fair market value during the years ended December 31, 2022 and 2021, respectively. The Company recognized a gain of $4.1 million on equity securities during the year ended December 31, 2022 which is recorded under interest and other income (expense), net, in the Statements of Operations.

During the year ended December 31, 2022, the Company received 167,780 shares of Vaxcyte common stock pursuant to a letter agreement (the “ Vaxcyte Agreement”) with Vaxcyte, as a non-cash consideration with a fair value of $7.5 million at the date of the transaction. Please refer to note 5 for additional information.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$36,486	$-	$-	$36,486
Commercial paper	87,140	-	-	87,140
Corporate debt securities	36,554	2	(127)	36,429
Asset-based securities	14,026	-	(10)	14,016
U.S. government securities	91,619	8	(376)	91,251
U.S. agency securities	16,646	-	(39)	16,607
Supranational debt securities	16,555	-	(74)	16,481
Total	299,026	10	(626)	298,410
Less: amounts classified as cash equivalents	(43,318)	(2)	-	(43,320)
Total marketable securities	$255,708	$8	$(626)	$255,090

	December 31, 2021
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$29,451	$-	$-	$29,451
Commercial paper	22,580	-	-	22,580
Corporate debt securities	75,012	-	(151)	74,861
Asset-based securities	32,975	-	(18)	32,957
U.S. government securities	47,504	-	(84)	47,420
Supranational debt securities	21,361	-	(61)	21,300
Total	228,883	-	(314)	228,569
Less: amounts classified as cash equivalents	(29,451)	-	-	(29,451)
Total marketable securities	$199,432	$-	$(314)	$199,118

As of December 31, 2022 and 2021, zero and $68.8 million, respectively, of marketable securities had maturities of more than one year and are classified as long-term assets.

There were $139.5 million and $176.5 million of investments in an unrealized loss position of $0.6 million and $0.3 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized gains and losses on the portfolio after December 31, 2022, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of December 31, 2022. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of December 31, 2022 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the year then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company has not experienced credit losses from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of December 31, 2022 and 2021.

In accordance with its agreements, the Company recognized revenue as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Bristol-Myers Squibb Company ("BMS")	$9,752	$11,483	$11,407
Merck Sharp & Dohme Corporation ("Merck") (1)	11,600	42,780	26,075
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	2,695	4,576	5,042
Astellas Pharma Inc. (“Astellas”)	10,897	-	-
Vaxcyte, Inc. ('Vaxcyte") (2)	3,828	3,041	198
BioNova Pharmaceuticals, Ltd. (“BioNova”)	4,000	-	-
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	25,000	-	-
Total revenue	$67,772	$61,880	$42,722

(1)
Merck was a related party until the closing of the Company's public offering on May 14, 2020.
(2)
Vaxcyte was a related party until the closing of its initial public offering on June 16, 2020.

The following table presents the changes in the Company’s deferred revenue balance from its agreements during the year ended December 31, 2022:

Year ended
December 31, 2022
(in thousands)
Deferred revenue—December 31, 2021	$5,496
Additions to deferred revenue	113,717
Recognition of revenue in current period	(12,569)
Deferred revenue—December 31, 2022	$106,644

The Company’s balance of deferred revenue contains upfront payments and an advance payment for an obligation from one of our supply agreements which remains partially unsatisfied. The Company expects to recognize approximately $16.8 million of the deferred revenue over the next twelve months.

There have been no material changes to the Company’s agreements during the year ended December 31, 2022, except as described below.

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

As of December 31, 2022 and 2021, there was no balance of deferred revenue related to payments received by the Company under the BMS Agreement.

2018 BMS Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 BMS Master Services Agreement”) with BMS, wherein BMS requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of December 31, 2022 and 2021, there was $3.1 million and $0.6 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$-	$-	$2,974
Research and development services	700	940	646
Materials supply	9,052	10,543	7,787
Total revenue	$9,752	$11,483	$11,407

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

In the second quarter of 2021, the Company earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration. The $15.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $65.0 million to $80.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the initial allocation upon inception of the 2018 Merck Agreement, with any adjustments recorded as a cumulative catch-up in the period ended December 31, 2021. As a result of the change in transaction price, the Company recognized substantially all of the $15.0 million contingent payment as a cumulative catch-up in revenue in the period ended December 31, 2021, with a remaining $0.3 million related to the Joint Steering Committee, ("JSC") performance obligation. This remaining $0.3 million related to the JSC performance obligation was recognized during the year ended December 31, 2022.

In September 2021, the Company entered into an amendment to the 2018 Merck Agreement (the “2021 Amendment”) to extend the research term for the first program in the 2018 Merck Agreement to discover and develop novel cytokine derivative therapeutics for cancer and autoimmune disorders. Under the terms of the 2021 Amendment, the Company received a payment of $2.5 million with an additional $7.5 million to be received upon the achievement of certain developmental milestones by Merck on a second molecule under the first cytokine-derivative program of the collaboration. Pursuant to ASC 606, the Company concluded that the 2021 Amendment constitutes a contract modification which is to be accounted for as a separate contract from the 2018 Merck Agreement. From the $2.5 million payment received, $1.9 million was recognized as revenue on a proportion of performance basis in the year ended December 31, 2021, related to the Company’s identified performance obligations under the 2021 Amendment. The remaining $0.6 million was recognized as revenue during the year ended December 31, 2022. Merck decided not to pursue further development of a second molecule under the first cytokine-derivative program of the collaboration and therefore allowed the option to extend the period for nomination of additional clinical candidates under the 2021 Amendment to expire in June 2022.

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

In July 2022, the first patient was dosed in a Phase 1 study of an investigational candidate resulting from the 2018 Merck Agreement for the development of a novel cytokine derivative therapeutic for the treatment of cancer. As a result of this achievement, the Company earned and received a $10.0 million contingent payment from Merck and recognized the revenue during the year ended December 31, 2022.

As of December 31, 2022 and 2021, there was zero and $0.9 million, respectively, of deferred revenue related to the 2018 Merck Agreement and 2021 Amendment.

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

As of both December 31, 2022 and 2021, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$862	$35,098	$18,474
Contingent payment earned	10,000	-	-
Research and development services	577	2,666	5,485
Financing component on unearned revenue	-	610	1,852
Materials supply	161	4,406	264
Total revenue	$11,600	$42,780	$26,075

Collaboration with EMD Serono

EMD Serono Agreements

The Company signed a Collaboration Agreement and a License Agreement with EMD Serono in May 2014 and September 2014, respectively, which were entered into in contemplation of each other and therefore treated as a single agreement for accounting purposes. The Collaboration Agreement was subsumed into the License Agreement (the “MDA Agreement”), which agreement is to develop ADCs for multiple cancer targets. Recently, EMD Serono decided to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations.

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

As of both December 31, 2022 and 2021, there was no deferred revenue related to payments received by the Company under the MDA Agreement.

2019 EMD Serono Supply Agreement

In April 2019, the Company entered into an ADC Product Preclinical and Phase I Clinical Supply Agreement (the “2019 EMD Serono Supply Agreement”) with EMD Serono, wherein EMD Serono requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of December 31, 2022 and 2021, there was no deferred revenue related to payments received by the Company under the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Contingent payment earned	$-	$2,000	$1,000
Research and development services	510	851	1,316
Materials supply	2,185	1,725	2,726
Total revenue	$2,695	$4,576	$5,042

Astellas License and Collaboration Agreement

In June 2022, the Company entered into a License and Collaboration Agreement (the “Astellas Agreement”) with Astellas for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, to be identified by Astellas. The Company will conduct research and pre-clinical development of any compound (as designated by Astellas) in each of the three programs in accordance with the terms of a research plan between the Company and Astellas. Astellas will have an exclusive worldwide license to develop and commercialize any such designated compound, subject to the Company’s rights to participate in cost and profit sharing in the United States, as described below.

Pursuant to the Astellas Agreement, the Company received from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million during the year ended December 31, 2022. Under ASC 808 and ASC 606, the Company determined that both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the development program, and identified four performance obligations under the Astellas Agreement as: (1) performance of services related to the first target program; (2) performance of services related to the second target program; (3) performance of services related to the third target program; and (4) the Company’s estimated future services on the collaboration JSC. The transaction price of $90.0 million was allocated among the performance obligations using the Company’s best estimate of the standalone selling price, or SSP, for each of the associated performance obligations. Revenue allocated to the three target programs, which totaled $89.1 million, is being recognized on a proportion of performance basis, using FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of four years for each target program. As it pertains to the JSC performance obligation, the revenue allocated to such performance obligation was $0.9 million, and is being recognized on a proportion of performance basis using FTE cost as the basis of measurement, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the Astellas Agreement.

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $32.6 million as of December 31, 2022 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount will be recognized as interest expense and revenue over the estimated service period for the three target programs.

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

Revenues under the Astellas Agreement were as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$3,940	$-	$-
Research and development services	1,878	-	-
Financing component on unearned revenue	5,079	-	-
Total revenue	$10,897	$-	$-

As of December 31, 2022 and 2021, there was $86.1 million and zero deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

Collaboration with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of December 31, 2022 and 2021, there was $4.8 million and $2.3 million in such accruals related to the Vaxcyte Supply Agreement.

For the year ended December 31, 2022 and 2021, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $12.4 million and $8.9 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

Revenues under the Vaxcyte Supply Agreement were as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Research and development services	$2,356	$1,131	$184
Materials supply	1,472	1,910	14
Total revenue	$3,828	$3,041	$198

Vaxcyte Agreement

In December 2022, the Company entered into a letter agreement (the “Vaxcyte Agreement”) with Vaxcyte under which the Company granted to Vaxcyte (i) authorization to enter into an agreement with an independent alternate CMO to source cell-free extract solely for the products it licensed from the Company, allowing Vaxcyte to have direct oversight over financial and operational aspects of the relationship with the CMO (“CMO Relationship Rights”), and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract for use in connection with the exploitation of certain vaccine compositions (the “Option”). The Option is exercisable for five years following the effective date of the Vaxcyte Agreement (the “Option Period”), subject to potential acceleration in the event of a change of control of Vaxcyte.

Pursuant to the Vaxcyte Agreement, the Company received a one-time, nonrefundable, non-creditable, upfront payment of $10.0 million in cash, and 167,780 shares of Vaxcyte common stock with a fair value of $7.5 million in December 2022. The Company will receive an additional nonrefundable, non-creditable payment of $5.0 million after the Company and Vaxcyte mutually agree in writing upon the Form Definitive Agreement that will become effective upon Vaxcyte’s exercise of the Option. In the event Vaxcyte elects to exercise the Option, Vaxcyte will pay the Company $75.0 million in cash in two installments, and upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million. In the event that Vaxcyte undergoes a change of control, and subsequently exercises the Option, a substantial majority of the milestone payments will be accelerated.

The Company evaluated the terms of the Vaxcyte Agreement and concluded that the Vaxcyte Agreement is considered a new standalone contract and distinct from the previously existing agreements with Vaxcyte. Under ASC 606, the Company determined that Vaxcyte is a customer for this arrangement and identified the promised goods and services under the Vaxcyte Agreement as: (1) the Option; (2) the Form Definitive Agreement; (3) CMO Relationship Rights; and (4) Joint steering committee participation. The Company concluded that the promises within the contract are interrelated and interdependent of one another. As such, these are not considered distinct but are combined as a single performance obligation. This single performance obligation is considered a material right as it provides Vaxcyte with the right to acquire additional goods at a price it would not have received without having entered into the Vaxcyte Agreement. Other than the upfront cash and stock payments received, all other payment provisions in the Vaxcyte Agreement were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of December 31, 2022. Revenue for the single performance obligation was deferred and will be eligible to begin to be recognized at the earlier of when the Option is exercised or expires.

As of December 31, 2022 and 2021, there was $17.5 million and zero deferred revenue, respectively, related to the upfront cash and stock payments received by the Company under the Vaxcyte Agreement.

BioNova Option Agreement

In October 2021, the Company entered into an agreement with BioNova granting BioNova the option to obtain exclusive rights to develop and commercialize STRO-001 in China, Hong Kong, Macau and Taiwan (“Greater China”) and amended the BioNova Option Agreement with BioNova in the first quarter of 2023. BioNova will pursue the clinical development, regulatory approval, and commercialization of STRO-001 in multiple indications, including non-Hodgkin's lymphoma, multiple myeloma, and leukemia in the licensed territory. The Company will retain development and commercial rights of STRO-001 globally outside of Greater China, including the United States.

Under the BioNova Option Agreement, BioNova paid the Company an initial licensing option payment of $4.0 million, with potential payments totaling up to $199.0 million related to the initial licensing option payment, option exercise, development, regulatory, and commercial milestones. The Company will provide STRO-001 to BioNova under appropriate clinical and commercial supply service agreements. Upon commercialization, the Company is eligible to receive tiered royalties ranging from low- to mid-teen percentages based on annual net sales of STRO-001 in Greater China for at least ten years following the first commercial sale of STRO-001 in Greater China. In February 2023, BioNova announced that the first patient has been dosed in the phase 1 clinical study of STRO-001.

The Company identified a combined performance obligation under the initial license option agreement, which consists of four interrelated promises: generating a recommended dose of STRO-001 for multiple myeloma and Non-Hodgkin’s lymphoma; providing licensed know-how and regulatory filings necessary to prepare an IND; providing initial clinical supply in the People’s Republic of China; and participating in the JSC. These promises are considered to be interdependent and not distinct from each other, representing a combined output. The transaction price at inception included the refundable initial licensing option payment of $4.0 million and was considered constrained at the inception of the agreement. During the year ended December 31, 2022, the Company recognized the $4.0 million licensing option payment as revenue after the Company performed the combined performance obligation under the BioNova Option Agreement. BioNova has the right to exercise the license option for an additional payment of $12.0 million. As of December 31, 2022, there was no deferred revenue under the BioNova Option Agreement and BioNova had not yet exercised the license option.

Tasly License Agreement

In December 2021, the Company entered into a license agreement with Tasly to grant Tasly an exclusive license to develop and commercialize STRO-002, or luveltamab tazevibulin, or luvelta, in Greater China (the

“Tasly License Agreement”). Tasly will pursue the clinical development, regulatory approval, and commercialization of luvelta in multiple indications, including ovarian cancer, non-small cell lung cancer, triple-negative breast cancer, and other indications in Greater China. The Company will retain development and commercial rights of luvelta globally outside of Greater China, including the United States.

Under the Tasly License Agreement, Tasly was obligated to make to the Company an initial nonrefundable upfront payment of $40.0 million, with additional potential payments totaling up to $345 million related to development, regulatory and commercialization contingent payments and milestones. The Company will provide luvelta to Tasly under appropriate clinical and commercial supply service agreements. Upon commercialization, the Company will receive tiered royalties, ranging from low- to mid-teen percentages based on annual net sales of luvelta in Greater China for at least ten years following the first commercial sale of luvelta in Greater China.

The Company determined that the Tasly License Agreement falls within the scope of ASC 808, as both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the commercialization of indications for luvelta in Greater China. The Company concluded that the Tasly License Agreement contained the following units of account: i) licensed know-how and Sutro patents, license to trademark rights, and initial regulatory data and information necessary to prepare an IND; and ii) collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support.

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the year ended December 31, 2022 and 2021, the Company did not recognize a reduction of research and development expenses under the Tasly License Agreement.

On December 24, 2021, the effective date of the Tasly License Agreement, the Company satisfied its only performance obligation related to the $40.0 million upfront payment by delivering to Tasly the license, know-how and data required under the Tasly License Agreement. Following the satisfaction of such performance obligation, under the Tasly License Agreement, Tasly was obligated to pay the Company the $40.0 million upfront payment. In February 2022, Tasly indicated to the Company that it would like to discuss and renegotiate the terms of the Tasly License Agreement. As any renegotiation could affect the amount and timing of Tasly’s obligations under the terms of the Tasly License Agreement, including the upfront payment, the Company concluded that it would not recognize the $40.0 million upfront payment as revenue as of December 2021.

In April 2022, the Company entered into amendment No. 1 (the “Tasly Amendment”) to the Tasly License Agreement with Tasly. Pursuant to the Tasly Amendment, the initial nonrefundable upfront payment due by Tasly was amended to $25.0 million, and a $15.0 million payment will become payable to the Company upon the achievement of certain regulatory milestones. The Tasly Amendment also added an additional regulatory milestone payment to the Tasly License Agreement, providing additional potential payments totaling up to $350.0 million related to development, regulatory and commercialization milestones, beyond the payments described above, and made certain other ministerial edits.

During the year ended December 31, 2022, the Company recognized the $25.0 million upfront payment as revenue after the payment, net of a withholding tax, was received by the Company from Tasly. The withholding tax of $2.5 million was recorded as an income tax charge related to the upfront payment.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2022	2021
	(in thousands)
Computer equipment and software	$1,536	$1,353
Furniture and office equipment	247	237
Laboratory equipment	35,843	30,231
Leasehold improvements	23,215	23,649
Construction in progress	1,685	506
Total	62,526	55,976
Less accumulated depreciation and amortization	(37,905)	(33,426)
Total property and equipment, net	$24,621	$22,550

Depreciation and amortization expense amounted to $5.7 million, $4.8 million and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

In June 2022, the Company entered into an amendment to the Loan and Security Agreement with Oxford and SVB (the “LSA Amendment”). The LSA Amendment added a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million. The Company was in compliance with the financial covenant under the LSA Amendment as of December 31, 2022. See “Note 14. Subsequent Events” for additional information on the amendment to the Loan and Security Agreement.

The Company’s obligations under the Loan and Security Agreement are secured by all assets of the Company, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Loan and Security Agreement.

The Term A Loan matures on March 1, 2024 (the “Maturity Date”) and was interest-only through March 1, 2022, followed by 24 equal monthly payments of principal and interest. The Term A Loan will bear interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%.

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

As of December 31, 2022 and 2021, accrued interest expense was $0.1 million and $0.2 million, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded interest expense related to loans outstanding of $2.4 million, $2.6 million and $2.3 million, respectively, with average interest rates of 8.72%, 8.07% and 8.08%, respectively, which includes interest related to the accretion of debt discount of $0.5 million, $0.6 million and $0.5 million, respectively.

Long-term debt and net premium balances are as follows:

	December 31,
	2022	2021
	(in thousands)
Principal amount of debt outstanding	$15,625	$25,000
Net premium associated with accretion of final payment and other debt issuance costs	646	113
Debt, current and non-current	16,271	25,113
Less: Debt, current portion	(12,500)	(9,375)
Debt, non-current portion	$3,771	$15,738

Future minimum payments of principal and estimated payments of interest on the Company’s Loan and Security Agreement as of December 31, 2022 are as follows:

Year Ending December 31:	Amount
(in thousands)

2023	$13,312
2024	4,126
Total future maturities	17,438
Less: amount representing interest	(855)
Less: final payment	(958)
Total principal amount of debt outstanding	$15,625

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

In September 2020, the Company entered into a sublease agreement (the “Sublease”) with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, in a building located in South San Francisco, California (the “Premises”). The Company uses the Premises as its corporate headquarters and to conduct (or expand) research and development activities. The Company commenced making monthly payments for the first 85,755 square feet of the Premises (“Initial Premises”) in July 2021, with occupancy of such space commencing in August 2021. The Company was provided early access to the Initial Premises commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The commencement date for the remaining 29,711 square feet of the Premises (the “Expansion Premises”) is expected to be 24 months following the commencement date on the Initial Premises, although the Company has the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods. Additionally, the Company posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on the Company’s Balance Sheets as of December 31, 2022 and 2021.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Statements of Operations, were as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Operating lease cost	$6,154	$8,355
Short-term lease cost	82	117
Variable lease cost	1,610	2,089
Total lease cost	$7,846	$10,561

During the years ended December 31, 2022 and 2021, the Company recorded operating lease expense of $6.2 million and $8.4 million, respectively, and paid $1.7 million and $6.2 million, respectively, of operating lease payments related to the lease liabilities, which the Company includes in net cash provided by (used in) operating activities in the Statements of Cash Flows. Under the historical guidance of ASC 840, rent expense was $4.7 million for the year ended December 31, 2020.

As of December 31, 2022 and 2021, the weighted-average remaining lease term was 4.8 years and 5.7 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both years.

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
2023	$8,002
2024	9,219
2025	9,533
2026	8,994
2027	8,289
Thereafter	-
Total lease payments	44,037
Less: imputed interest	(9,878)
Operating lease liabilities	34,159
Less: current portion	(4,585)
Total lease liabilities, non-current	$29,574

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

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$4,830	$2,286
CMO-related accrual	3,900	1,102
Clinical trials-related accrual	2,954	2,264
Other	3,080	2,750
Total accrued expenses and other current liabilities	$14,764	$8,402

10. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

As of December 31, 2022 and 2021, the Company had reserved common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2022	2021
Common stock options issued and outstanding	7,310,611	6,512,086
Common stock awards issued and outstanding	3,958,478	2,403,826
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,541,706	1,504,641
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	865,995	673,251
Warrants to purchase common stock	127,616	127,616
Total	13,804,406	11,221,420

Preferred Stock

As of December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001. No shares of preferred stock were outstanding as of December 31, 2022 and 2021.

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

11. Equity Incentive Plans, Equity Inducement Plans, Employee Stock Purchase Plan and Stock-Based Compensation

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

Additionally, in February 2023, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”) and reserved an additional 500,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees as a material inducement to their acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The total number of shares reserved for issuance pursuant to the Amended and Restated 2021 Plan is 2,000,000 shares.

As of December 31, 2022, the Company had 1,541,706 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activities under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2021	6,512,086	$13.86	7.39	$14,955
Granted	1,376,500	7.16
Exercised	(49,654)	5.40
Canceled/Forfeited	(528,321)	13.54
Balances at December 31, 2022	7,310,611	$12.68	6.66	$2,187
Exercisable at December 31, 2022	5,201,489	$13.05	5.88	$991

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2022 and the exercise prices, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2022. For the years ended December 31, 2022, 2021 and 2020, the aggregate intrinsic value of stock options exercised was $0.1 million, $2.8 million and $1.2 million, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option pricing model with assumptions as follows:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.3-6.1	5.3-6.1	3.1-7.0
Expected volatility	81.8%-83.5%	80.9%-84.9%	73.2%-87.4%
Risk-free interest rate	1.7%-4.2%	0.6%-1.3%	0.2%-1.6%
Expected dividend	-	-	-

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

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the years ended December 31, 2022, 2021 and 2020 was $5.03, $14.24 and $5.59 per share, respectively.

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

A summary of the status and activity of non-vested RSUs for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2021	2,403,826	$18.43
Granted	2,688,000	7.62
Released	(620,647)	17.80
Canceled	(512,701)	14.44
Non-vested December 31, 2022	3,958,478	$11.70

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2022, 2021 and 2020, the fair value of ESPP shares was estimated using the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.5	0.5	0.5
Expected volatility	65.9-88.1%	65.9-111.4%	63.0%-111.4%
Risk-free interest rate	0.1%-3.8%	0.1%	0.1%-1.9%
Expected dividend	-	-	-

During the years ended December 31, 2022, 2021 and 2020, 270,516, 145,809, and 195,992 shares, respectively, had been purchased. As of December 31, 2022, 865,995 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Research and development expense:
Stock options	$2,287	$2,208	$1,405
Restricted stock units	7,227	4,280	770
ESPP	592	638	512
Subtotal	10,106	7,126	2,687
General and administrative expense:
Stock options	10,261	11,045	7,098
Restricted stock units	5,781	4,920	2,021
ESPP	156	150	111
Subtotal	16,198	16,115	9,230
Total	$26,304	$23,241	$11,917

As of December 31, 2022, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $15.5 million and $36.2 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years and 2.7 years, respectively. As of December 31, 2022, there is $0.2 million of unrecognized stock-based compensation expense related to the ESPP.

12. Income Taxes

Current provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
State	$-	$-	$103
Foreign	2,500	-	-
Total current provision for income taxes	$2,500	$-	$103

The Company recorded a foreign income tax charge of $2.5 million during the year ended December 31, 2022, due to a withholding tax in China on its license revenue from Tasly. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State tax	-	-	(0.1)
Change in valuation allowance	(26.2)	(24.7)	(34.7)
Tax credits	5.1	3.7	9.3
Stock compensation	(3.2)	(0.2)	(1.9)
Foreign withholding	(2.1)	-	-
Other	3.3	0.2	6.1
Total	(2.1)%	0%	(0.3)%

The components of the Company’s deferred tax assets consist of the following:

	December 31
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$60,952	$67,719
Research and development credits	40,396	31,864
Capatalized research and development expenditure	24,481	-
Accruals and other	3,849	3,973
Operating lease liability	7,471	7,266
Stock based compensation	4,562	3,910
Fixed asset basis	663	1,008
Total deferred tax assets	142,374	115,740
Less: valuation allowance	(131,228)	(100,646)
Gross deferred tax assets	11,146	15,094
Deferred tax liabilities:
Operating lease right-of-use asset	(5,783)	(6,716)
Vaxcyte investment	(5,363)	(8,378)
Total deferred tax liabilities	(11,146)	(15,094)
Total net deferred tax assets	$-	$-

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the recognition of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the years ended December 31, 2022, 2021 and 2020, the net increase in the valuation allowance was $30.6 million, $26.2 million and $11.1 million, respectively.

As of December 31, 2022, the Company had federal net operating loss carryforwards of $246.4 million and federal general business credits from research and development expenses totaling $32.5 million, as well as state net operating loss carryforwards of $118.5 million and state research and development credits of $21.3 million.

The federal net operating loss carryforwards will expire at various dates beginning in 2036, and the federal credits will expire at various dates beginning in 2023, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year testing period. Such limitations may result in limitations upon the Company’s ability to utilize the losses in future periods. The Company has performed a Section 382 study for the period of June 16, 2003 through December 31, 2021, and concluded that it is more likely than not that the Company experienced an ownership change on November 20, 2019. This change does not limit the Company’s ability to use its existing net operating losses within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. However, if there is subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2021 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $8.6 million, $6.4 million and $4.9 million as of December 31, 2022, 2021 and 2020, respectively. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company believes that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31
	2022	2021	2020
	(in thousands)
Gross unrecognized tax benefit at January 1	$6,409	$4,902	$3,783
Additions for tax positions taken in the current year	2,255	1,492	1,090
Additions / (Reductions) for tax positions of prior years	(15)	15	29
Gross unrecognized tax benefit at December 31	$8,649	$6,409	$4,902

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(119,204)	$(105,538)	$(32,128)
Denominator:
Shares used in computing net loss per share	50,739,185	46,119,089	32,573,469
Net loss per share, basic and diluted	$(2.35)	$(2.29)	$(0.99)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the years ended December 31, 2022, 2021 and 2020 because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Common stock options issued and outstanding	7,310,611	6,512,086	5,439,295
Restricted stock units issued and outstanding	3,958,478	2,403,826	666,375
Warrants to purchase common stock	127,616	127,616	153,070
Shares to be issued under ESPP	150,532	54,759	55,299
Total	11,547,237	9,098,287	6,314,039

14. Subsequent Events

The Company sold 1,641,374 shares of its common stock under its ATM Facility pursuant to the Sales Agreement with Jefferies during the period from January 1, 2023 through March 27, 2023. Net proceeds were $10.9 million, after deducting issuance costs.

The Loan and Security Agreement previously included a covenant requiring the Company to keep substantially all of the cash and investments with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. In March 2023, the Loan and Security Agreement was amended to allow the Company to hold cash and investments at multiple financial institutions and the Company began the process of moving cash and investments into accounts at other financial institutions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement with respect to our 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

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

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Sutro Biopharma, Inc.	10-Q	001-38662	3.1	11/14/2018

3.2	Amended and Restated Bylaws of Sutro Biopharma, Inc.	8-K	001-38662	3.1	2/24/2023

4.1	Third Amended and Restated Investors’ Rights Agreement, dated May 24, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	4.2a	8/29/2018

4.2	Omnibus Amendment Agreement, dated July 26, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-227103	4.2b	8/29/2018

4.3	Form of Warrant to Purchase Shares of Common Stock.	S-1	333-227103	4.3	8/29/2018

4.5	Description of Registrant’s Securities.	10-K	001-38662	4.5	3/16/2020

4.6	Form of Warrant to Oxford Finance LLC pursuant to the Loan and Security Agreement.	10-K	001-38662	10.21	3/16/2020

4.7	Form of Warrant to Silicon Valley Bank pursuant to the Loan and Security Agreement.	10-K	001-38662	10.22	3/16/2020

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1/A	333-227103	10.1	9/17/2018

10.2‡	2018 Equity Incentive Plan and form of award agreements thereunder.	S-1/A	333-227103	10.4	9/17/2018
10.3‡	Amended Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.1	11/8/2019

10.4‡	Amended Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.2	11/8/2019

10.6‡	2018 Employee Stock Purchase Plan and form of award agreements thereunder.	S-1/A	333-227103	10.5	9/17/2018

10.7‡	2004 Stock Plan, as amended, and forms of award agreements.	S-1	333-227103	10.2	8/29/2018

10.9†	Exclusive Patent License and Research Collaboration Agreement, dated July 23, 2018, by and between the Registrant and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ.	S-1/A	333-227103	10.15	9/17/2018

10.12‡	Offer Letter, dated December 29, 2008, by and between the Registrant and William J. Newell, as amended.	S-1	333-227103	10.6	8/29/2018

10.14‡	Offer Letter, dated November 12, 2010, by and between the Registrant and Trevor Hallam, as amended.	S-1	333-227103	10.8	8/29/2018

10.16	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated May 18, 2011, by and between the Registrant and Lydia Tseng and/or Alemany Plaza LLC, as amended.	S-1	333-227103	10.10	8/29/2018

10.17†	Amended and Restated Collaboration and License Agreement, dated August 2, 2017, by and among Celgene Corporation, Celgene Alpine Investment Company II, LLC, and the Registrant, as amended.	S-1/A	333-227103	10.11	9/17/2018

10.18†	License Agreement, dated September 16, 2014, by and between Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”) and the Registrant, as amended.	S-1	333-227103	10.12	8/29/2018

10.19†	Amended and Restated Exclusive Agreement, dated October 3, 2007, between The Board of Trustees of The Leland Stanford Junior University and Fundamental Applied Biology, Inc., as amended.	S-1/A	333-227103	10.13	9/17/2018
10.20	Loan and Security Agreement, dated February 28, 2020, among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.	10-K	001-38662	10.20	3/16/2020

10.23	Sublease Agreement, dated September 3, 2020, by and between the Company and Five Prime Therapeutics, Inc.	10-Q	001-38662	10.1	11/5/2020

10.24‡	Severance and Change in Control Plan of the Company	10-K	001-38662	10.24	3/18/2021

10.25	Third Amendment to Lease 888-894 Industrial Road, San Carlos, CA.	10-Q	001-38662	10.2	8/9/2021

10.26‡	2021 Equity Inducement Plan Document.	S-8	333-258603	99.1	8/9/2021

10.27	Second Amendment to the Exclusive Patent License and Research Collaboration Agreement.	10-Q	001-38662	10.2	11/10/2021

10.28	Option Agreement, dated October 9, 2021, by and between the Registrant and BioNova Pharmaceuticals Limited.	10-K	001-38662	10.28	2/28/2022

10.29	License Agreement, dated December 24, 2021. by and between the Registrant and Tasly Biopharmaceuticals Co., Ltd.	10-K	001-38662	10.29	2/28/2022

10.30	Offer Letter, dated May 23, 2021, by and between the Registrant and Jane Chung.	10-K	001-38662	10.30	2/28/2022

10.31†	First Amendment to the Tasly License Agreement dated April 18, 2022.	10-Q	001-38662	10.1	8/8/2022

10.32†˄	License and Collaboration Agreement, dated June 27, 2022, by and between the Registrant and Astellas Pharma Inc.	10-Q	001-38662	10.2	8/8/2022

10.33	First amendment to the Loan and Security Agreement among Oxford Finance LLC, Silicon Valley Bank, and the Registrant.	10-Q	001-38662	10.3	8/8/2022

10.34‡	Amended and Restated 2021 Equity Inducement Plan.	S-8	333-267194	99.1	8/31/2022

10.35	Letter Agreement, dated December 19, 2022, by and between the Registrant and Vaxcyte, Inc.					X

10.36‡	Amended and Restated 2021 Equity Inducement Plan.	S-8	333-267194	99.5	2/27/2023

21.1	Subsidiaries of the Registrant.	S-1	333-227103	21.1	8/29/2018

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

SUTRO BIOPHARMA, INC.

Date: March 30, 2023	By:	/s/ William J. Newell
	Name:	William J. Newell
	Title:	Chief Executive Officer

Date: March 30, 2023	By:	/s/ Edward C. Albini
	Name:	Edward C. Albini
	Title:	Chief Financial Officer

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

/s/ William J. Newell	President, Chief Executive Officer and Director	March 30, 2023
William J. Newell	(Principal Executive Officer)
/s/ Edward C. Albini	Chief Financial Officer and Corporate Secretary	March 30, 2023
Edward C. Albini	(Principal Financial and Accounting Officer)
/s/ Michael Dybbs, Ph.D.	Director	March 30, 2023
Michael Dybbs, Ph.D.
/s/ John G. Freund, M.D.	Director	March 30, 2023
John G. Freund, M.D.
/s/ Heidi Hunter	Director	March 30, 2023
Heidi Hunter
/s/ Joseph M. Lobacki	Director	March 30, 2023
Joseph M. Lobacki
/s/ Connie Matsui	Director	March 30, 2023
Connie Matsui
/s/ James Panek	Director	March 30, 2023
James Panek
/s/ Daniel H. Petree	Director	March 30, 2023
Daniel H. Petree
/s/ Shalini Sharp	Director	March 30, 2023
Shalini Sharp
/s/ Jon M. Wigginton, M.D.	Director	March 30, 2023
Jon M. Wigginton, M.D.

