Form 10-Q
period 2023-03-31
SUTRO BIOPHARMA, INC.
filed 2023-05-15
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 60,416,916 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$62,472	$47,254
Marketable securities	188,994	255,090
Investment in equity securities	25,028	32,020
Accounts receivable	9,873	7,122
Prepaid expenses and other current assets	17,696	11,667
Total current assets	304,063	353,153
Property and equipment, net	24,029	24,621
Operating lease right-of-use assets	25,802	26,443
Other non-current assets	3,250	1,855
Restricted cash	872	872
Total assets	$358,016	$406,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,058	$4,797
Accrued compensation	6,356	13,142
Deferred revenue - current	17,186	16,759
Operating lease liability - current	5,251	4,585
Debt - current	13,242	12,500
Accrued expenses and other current liabilities	12,393	14,764
Total current liabilities	59,486	66,547
Deferred revenue - non-current	85,046	89,885
Operating lease liability - non-current	28,071	29,574
Debt - non-current	-	3,771
Other non-current liabilities	-	119
Total liabilities	172,603	189,896
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 60,161,801 and 57,499,541 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	60	58
Additional paid-in-capital	688,125	670,223
Accumulated other comprehensive loss	(107)	(618)
Accumulated deficit	(502,665)	(452,615)
Total stockholders’ equity	185,413	217,048
Total Liabilities and Stockholders’ Equity	$358,016	$406,944

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$12,674	$5,897
Operating expenses
Research and development	39,399	29,990
General and administrative	15,512	15,039
Total operating expenses	54,911	45,029
Loss from operations	(42,237)	(39,132)
Interest income	2,560	116
Unrealized (loss) gain on equity securities	(6,992)	563
Interest and other income (expense), net	(2,986)	(657)
Loss before provision for income taxes	(49,655)	(39,110)
Provision for income taxes	395	-
Net loss	$(50,050)	$(39,110)
Net loss per share, basic and diluted	$(0.85)	$(0.84)
Weighted-average shares used in computing basic and diluted loss per share	58,723,432	46,499,602

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(50,050)	$(39,110)
Other comprehensive loss:
Net unrealized income (loss) on available-for-sale securities	511	(838)
Comprehensive loss	$(49,539)	$(39,948)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	57,499,541	$58	$670,223	$(618)	$(452,615)	$217,048
Exercise of common stock options	53,060	—	314	—	—	314
Issuance of common stock under Employee Stock Purchase Plan	239,060	—	1,097	—	—	1,097
Vesting of restricted stock units	801,769	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(73,003)	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	6,021	—	—	6,021
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $308	1,641,374	2	10,921	—	—	10,923
Net unrealized income on available-for- sale securities	—	—	—	511	—	511
Net loss	—	—	—	—	(50,050)	(50,050)
Balances at March 31, 2023	60,161,801	$60	$688,125	$(107)	$(502,665)	$185,413

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	46,327,131	$46	$586,243	$(314)	$(333,411)	$252,564
Exercise of common stock options	32,497	—	180	—	—	180
Issuance of common stock under Employee Stock Purchase Plan	146,165	—	1,006	—	—	1,006
Vesting of restricted stock units	465,731	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(44,665)	—	(404)	—	—	(404)
Stock-based compensation expense	—	—	6,974	—	—	6,974
Net unrealized loss on available-for- sale securities	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(39,110)	(39,110)
Balances at March 31, 2022	46,926,859	$47	$593,998	$(1,152)	$(372,521)	$220,372

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net loss	$(50,050)	$(39,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,615	1,327
(Accretion of discount) amortization of premium on marketable securities	(1,786)	546
Stock-based compensation	6,021	6,974
Noncash lease expenses	641	669
Unrealized loss / (gain) on equity securities	6,992	(563)
Other	(13)	125
Changes in operating assets and liabilities:
Accounts receivable	(2,751)	768
Prepaid expenses and other assets	(7,424)	212
Accounts payable	198	(1,132)
Accrued compensation	(6,786)	(6,009)
Accrued expenses and other liabilities	(2,399)	(296)
Deferred revenue	(4,412)	783
Change in operating lease liability	(837)	451
Net cash used in operating activities	(60,991)	(35,255)
Investing activities
Purchases of marketable securities	(52,764)	(10,994)
Maturities of marketable securities	112,102	28,109
Sales of marketable securities	9,055	17,420
Purchases of equipment and leasehold improvements	(942)	(1,553)
Net cash provided by investing activities	67,451	32,982
Financing activities
Proceeds from sales of common stock, net of issuance costs	10,923	-
Payment of debt	(3,125)	-
Payment of issuance costs	-	(22)
Proceeds from exercise of common stock options	314	180
Taxes paid related to net shares settlement of restricted stock units	(451)	(404)
Proceeds from employee stock purchase plan	1,097	1,006
Net cash provided by financing activities	8,758	760
Net increase (decrease) in cash, cash equivalents and restricted cash	15,218	(1,513)
Cash, cash equivalents and restricted cash at beginning of period	48,126	31,286
Cash, cash equivalents and restricted cash at end of period	$63,344	$29,773
Supplemental disclosure of cash flow information:
Cash paid for interest	$393	$504
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$371	$881
Financing component associated with program fees	$2,543	$–
Deferred offering cost included in accounts payable and accrued expenses	$101	$28

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

At-The-Market Sales

During the three months ended March 31, 2023, the Company sold an aggregate of 1,641,374 shares of its common stock through its At-the-Market Facility (“ATM Facility”) pursuant to its Open Market Sales AgreementSM dated April 2, 2021 with Jefferies LLC (“Jefferies”), as sales agent (the “Sales Agreement”).

During the three months ended March 31, 2023, the gross proceeds from these sales were approximately $11.2 million, before deducting fees of approximately $0.3 million, resulting in net proceeds of approximately $10.9 million, to the Company.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2023, the Company had an accumulated deficit of $502.7 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of March 31, 2023, the Company had unrestricted cash, cash equivalents and marketable securities of $251.5 million and equity securities of $25.0 million, consisting solely of common stock of Vaxcyte, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, marketable securities and equity securities as of March 31, 2023 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2022 condensed balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2022.

Recent Accounting Pronouncements Not Yet Adopted

There were no new accounting pronouncements issued since the Company's filing of the Annual Report on Form 10-K for the year ended December 31, 2022, which could have a significant effect on the Company's condensed financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's condensed Balance Sheets that sum to the total of the same amounts shown in the Company's condensed Statements of Cash Flows.

	March 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$62,472	$28,901
Restricted cash	872	872
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$63,344	$29,773

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

The Company has no products approved for commercial sale and has not generated any revenue from commercial product sales. The total revenue to date has been generated principally from collaboration and license agreements and to a lesser extent, from manufacturing, supply and services, and materials the Company provides to its collaboration partners.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$46,137	$46,137	$-	$-
Commercial paper	73,834	-	73,834	-
Corporate debt securities	17,863	-	17,863	-
Equity securities	25,028	25,028	-	-
Asset-backed securities	6,562	-	6,562	-
U.S. government securities	94,399	94,399	-	-
U.S. agency securities	6,750	-	6,750	-
Supranational debt securities	4,552	-	4,552	-
Total	$275,125	$165,564	$109,561	$-

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$36,486	$36,486	$-	$-
Commercial paper	87,140	-	87,140	-
Corporate debt securities	36,429	-	36,429	-
Equity securities	32,020	32,020	-	-
Asset-backed securities	14,016	-	14,016	-
U.S. government securities	91,251	91,251	-	-
U.S. agency securities	16,607	-	16,607	-
Supranational debt securities	16,481	-	16,481	-
Total	$330,430	$159,757	$170,673	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of March 31, 2023 and December 31, 2022, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

Investments in Equity Securities

As of March 31, 2023 and December 31, 2022, the Company held 667,780 shares of Vaxcyte common stock with an estimated fair value of $25.0 million and $32.0 million, respectively. The Company recognized an unrealized (loss) gain of $(7.0) million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	March 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$46,137	$-	$-	$46,137
Commercial paper	73,834	-	-	73,834
Corporate debt securities	17,876	-	(13)	17,863
Asset-based securities	6,564	-	(2)	6,562
U.S. government securities	94,469	10	(80)	94,399
U.S. agency securities	6,763	-	(13)	6,750
Supranational debt securities	4,561	-	(9)	4,552
Total	250,204	10	(117)	250,097
Less amounts classified as cash equivalents	(61,103)	-	-	(61,103)
Total marketable securities	$189,101	$10	$(117)	$188,994

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$36,486	$-	$-	$36,486
Commercial paper	87,140	-	-	87,140
Corporate debt securities	36,554	2	(127)	36,429
Asset-based securities	14,026	-	(10)	14,016
U.S. government securities	91,619	8	(376)	91,251
U.S. agency securities	16,646	-	(39)	16,607
Supranational debt securities	16,555	-	(74)	16,481
Total	299,026	10	(626)	298,410
Less amounts classified as cash equivalents	(43,318)	(2)	-	(43,320)
Total marketable securities	$255,708	$8	$(626)	$255,090

There were $68.5 million and $139.5 million of investments in an unrealized loss position of $0.1 million and $0.6 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after March 31, 2023 and 2022, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of March 31, 2023 and 2022. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of March 31, 2023 and December 31, 2022 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements and supply agreements with various pharmaceutical and biotechnology companies. See “Note 5. Collaboration and License Agreements and Supply Agreements” to the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, or as further described below, for additional information on each of its collaboration agreements.

The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of March 31, 2023 and December 31, 2022.

In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$3,166	$2,165
Merck Sharp & Dohme Corporation (“Merck”)	2,553	1,064
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	8	1,897
Astellas Pharma Inc. (“Astellas”)	6,272	-
Vaxcyte	675	771
Total revenue	$12,674	$5,897

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the three months ended March 31, 2023:

Three Months Ended
March 31, 2023
(in thousands)
Deferred revenue—December 31, 2022	$106,644
Additions to deferred revenue	1,018
Recognition of revenue in current period	(5,430)
Deferred revenue—March 31, 2023	$102,232

The Company’s balance of deferred revenue contains an upfront payment and an advance payment for an obligation from one of our supply agreements which remains partially unsatisfied. The Company expects to recognize approximately $17.2 million of the deferred revenue over the next twelve months.

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

As of both March 31, 2023 and December 31, 2022, there was no deferred revenue related to payments received by the Company under the BMS Agreement.

2018 BMS Master Services Agreement

In March 2018, the Company entered into a Master Development and Clinical Manufacturing Services Agreement (the “2018 BMS Master Services Agreement”) with BMS, wherein BMS requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

As of March 31, 2023 and December 31, 2022, there was $1.2 million and $3.1 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Research and development services	$221	$244
Materials supply	2,945	1,921
Total revenue	$3,166	$2,165

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

In April 2021, the Company earned a $15.0 million contingent payment for the initiation by Merck of the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration.

In September 2021, the Company entered into an amendment to the 2018 Merck Agreement (the “2021 Amendment”) to extend the research term for the first program in the 2018 Merck Agreement. Under the terms of the 2021 Amendment, the Company received a payment of $2.5 million with an additional $7.5 million to be received upon the achievement of certain developmental milestones by Merck on a second molecule under the first cytokine-derivative program of the collaboration. Merck decided not to pursue further development of a second molecule under the first cytokine-derivative program of the collaboration and therefore allowed the option to extend the period for nomination of additional clinical candidates under the 2021 Amendment to expire in June 2022.

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

In July 2022, the first patient was dosed in a Phase 1 study of an investigational candidate resulting from the 2018 Merck Agreement for the development of a novel cytokine derivative therapeutic for the treatment of cancer. As a result of this achievement, the Company earned and received a $10.0 million contingent payment from Merck during the year ended December 31, 2022.

As of both March 31, 2023 and December 31, 2022, there was no deferred revenue related to the 2018 Merck Agreement and 2021 Amendment.

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

As of both March 31, 2023 and December 31, 2022, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$-	$862
Research and development services	125	173
Materials supply	2,428	29
Total revenue	$2,553	$1,064

Collaboration with EMD Serono

MDA Agreement and 2019 EMD Serono Supply Agreement

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

In March 2023, EMD Serono disclosed its decision to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations.

As of both March 31, 2023 and December 31, 2022, there was no deferred revenue related to payments received by the Company under the MDA Agreement or the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Research and development services	$6	$284
Materials supply	2	1,613
Total revenue	$8	$1,897

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $32.6 million as of March 31, 2023, on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the three target programs.

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

Revenues under the Astellas Agreement were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$2,572	$-
Research and development services	1,157	-
Financing component on unearned revenue	2,543	-
Total revenue	$6,272	$-

As of March 31, 2023 and December 31, 2022, there was $83.5 million and $86.1 million of deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of March 31, 2023 and December 31, 2022, there was $5.3 million and $4.8 million, respectively, in such accruals related to the Vaxcyte Supply Agreement.

For the three months ended March 31, 2023 and 2022, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $1.9 million and $2.4 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

Revenues under the Vaxcyte Supply Agreement were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Research and development services	$504	$601
Materials supply	171	170
Total revenue	$675	$771

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

Pursuant to the Vaxcyte Agreement, the Company received a one-time, nonrefundable, non-creditable, upfront payment of $10.0 million in cash, and 167,780 shares of Vaxcyte common stock with a fair value of $7.5 million in December 2022. The Company will receive an additional nonrefundable, non-creditable payment of $5.0 million after the Company and Vaxcyte mutually agree in writing upon the Form Definitive Agreement that will become effective upon Vaxcyte’s exercise of the Option. In the event Vaxcyte elects to exercise the Option, Vaxcyte will pay the Company $75.0 million in cash in two installments, and upon the occurrence of certain regulatory milestones, certain additional payments totaling up to $60.0 million. In the event that Vaxcyte undergoes a change of control, and subsequently exercises the Option, a substantial majority of the milestone payments will be accelerated.

The Company evaluated the terms of the Vaxcyte Agreement and concluded that the Vaxcyte Agreement is considered a new standalone contract and distinct from the previously existing agreements with Vaxcyte. Under ASC 606, the Company determined that Vaxcyte is a customer for this arrangement and identified the promised goods and services under the Vaxcyte Agreement as: (1) the Option; (2) the Form Definitive Agreement; (3) CMO Relationship Rights; and (4) Joint steering committee participation. The Company concluded that the promises within the contract are interrelated and interdependent of one another. As such, these are not considered distinct but are combined as a single performance obligation. This single performance obligation is considered a material right as it provides Vaxcyte with the right to acquire additional goods at a price it would not have received without having entered into the Vaxcyte Agreement. Other than the upfront cash and stock payments received, all other payment provisions in the Vaxcyte Agreement were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of March 31, 2023. Revenue for the single performance obligation was deferred and will be eligible to begin to be recognized at the earlier of when the Option is exercised or expires.

As of each of March 31, 2023 and December 31, 2022, there was $17.5 million of deferred revenue, related to the upfront cash and stock payments received by the Company under the Vaxcyte Agreement.

6. Loan and Security Agreement

The Company entered into a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) in February 2020 (the “LSA”). See “Note 7. Loan and Security Agreement” to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, or as further described below, for additional information.

In June 2022, the Company entered into an amendment to the LSA with Oxford and SVB (the “LSA Amendment”). The LSA Amendment added a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million. The Company was in compliance with the financial covenant under the LSA Amendment as of March 31, 2023.

The Loan and Security Agreement previously included a covenant requiring the Company to keep substantially all of its cash and investments with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. In March and April 2023, the Loan and Security Agreement was amended to allow the Company to hold cash and investments at multiple financial institutions.

As of March 31, 2023 and December 31, 2022, the Company has classified $13.2 million and $12.5 million, respectively, of the outstanding debt balance as current, and zero and $3.8 million, respectively, as non-current, which reflects the scheduled repayment terms under the February 2020 LSA.

As of both March 31, 2023 and December 31, 2022, accrued interest expense was $0.1 million.

During the three months ended March 31, 2023 and 2022, the Company recorded interest expense related to loans outstanding of $0.5 million and $0.7 million, respectively, with average interest rates of 10.95% and 8.07%, respectively, which includes interest related to the accretion of debt discount of $0.1 million and $0.1 million, respectively.

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$1,538	$1,538
Short-term lease cost	24	21
Variable lease cost	410	424
Total lease costs	$1,972	$1,983

During the three months ended March 31, 2023 and 2022, the Company recorded operating lease expense of $1.5 million and $1.5 million, respectively, and paid $1.7 million and $0.4 million, respectively, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term was 4.5 years and 4.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2023	$6,267
2024	9,219
2025	9,533
2026	8,994
2027	8,289
Total lease payments	42,302
Less: imputed interest	(8,980)
Operating lease liabilities	33,322
Less: current portion	(5,251)
Total lease liabilities, non-current	$28,071

Indemnification & Other

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s condensed Balance Sheets, condensed Statements of Operations, or condensed Statements of Cash Flows. The Company currently has directors’ and officers’ liability insurance.

In addition, the Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$5,274	$4,830
CMO-related accrual	2,404	3,900
Clinical trials-related accrual	2,524	2,954
Other	2,191	3,080
Total accrued expenses and other current liabilities	$12,393	$14,764

9. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	March 31,	December 31,
	2023	2022
Common stock options issued and outstanding	8,336,599	7,310,611
Common stock awards issued and outstanding	5,354,600	3,958,478
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,705,910	1,541,706
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	1,201,930	865,995
Warrants to purchase common stock	127,616	127,616
Total	16,726,655	13,804,406

Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 31, 2023 and December 31, 2022.

10. Equity Incentive Plans, Equity Inducement Plans, Employee Stock Purchase Plan and Stock-Based

Compensation

2004 Equity Incentive Plan, 2018 Equity Incentive Plan, 2021 Equity Inducement Plan, and Amended and Restated

2021 Equity Inducement Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 2,874,977 shares on January 1, 2023.

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

Additionally, in February 2023, the Company amended and restated the 2021 Plan and reserved an additional 500,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees as a material inducement to their acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The total number of shares reserved for issuance pursuant to the Amended and Restated 2021 Plan is 2,000,000 shares.

As of March 31, 2023, the Company had a total of 1,705,910 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2022	7,310,611	$12.68
Granted	1,118,000	5.78
Exercised	(53,060)	5.92
Canceled and forfeited	(38,952)	12.35
Stock options outstanding at March 31, 2023	8,336,599	11.80
Stock options exercisable at March 31, 2023	5,386,257	$13.04

Restricted Stock Units

During the three months ended March 31, 2023, the Company granted 2,223,725 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually and will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the three months ended March 31, 2023 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2022	3,958,478	$11.70
Granted	2,223,725	5.82
Vested and released	(801,769)	12.93
Canceled and forfeited	(25,834)	13.54
Non-vested March 31, 2023	5,354,600	$9.07

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, in order to enable eligible employees to purchase shares of the Company’s common stock. The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 574,995 shares on January 1, 2023. The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.

As of March 31, 2023, 983,316 shares had been purchased and 1,201,930 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Research and development expense:	$2,821	$2,613
General and administrative expense:	3,200	4,361
Total	$6,021	$6,974

As of March 31, 2023, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $18.0 million and $45.0 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.4 years and 2.9 years, respectively. As of March 31, 2023, there was $0.5 million of unrecognized stock-based compensation expense related to the ESPP.

As of March 31, 2022, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $25.4 million and $47.4 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.6 years and 3.3 years, respectively. As of March 31, 2022, there is $0.4 million of unrecognized stock-based compensation expense related to the ESPP.

11. Provision for Income Taxes

For the three months ended March 31, 2023, and 2022, the Company recognized an income tax expense of $0.4 million and zero, respectively, resulting in effective tax rates of (0.8)% and 0% for the respective periods. The income tax charge was primarily due to unfavorable book-tax differences related to capitalizing and amortizing research and development expenditures under Internal Revenue Code, or IRC, Section 174, recognition of deferred revenue, and IRC Section 382 limitations imposed on the utilization of the Company's historical tax attributes as a result of cumulative ownership changes that the Company more likely than not experienced in prior years. The effective tax rates for the three months ended March 31, 2023, and 2022 vary from the U.S. federal statutory tax rate of 21% primarily due to the Company’s inability to recognize the benefit from its net deferred tax assets, which are offset by a valuation allowance.

12. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(50,050)	$(39,110)
Denominator:
Shares used in computing net loss per share	58,723,432	46,499,602
Net loss per share, basic and diluted	$(0.85)	$(0.84)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the period ended March 31, 2023 and 2022, because including them would have been antidilutive:

	As of March 31,
	2023	2022
Common stock options issued and outstanding	8,336,599	7,243,696
Restricted stock units issued and outstanding	5,354,600	3,675,945
Warrants to purchase common stock	127,616	127,616
Shares to be issued under employee stock purchase plan	31,381	15,212
Total	13,850,196	11,062,469

13. Subsequent Events

The Company sold 216,036 shares of its common stock under its ATM Facility pursuant to the Sales Agreement with Jefferies during the period from April 1, 2023 through May 12, 2023. Net proceeds were $1.2 million, after deducting issuance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements related to our expectations regarding our future results of operations and financial position, business strategy, market size for our product candidates, potential future milestone and royalty payments, the value of the our holdings of Vaxcyte common stock, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, our ability to successfully leverage Fast Track Designation, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the expected impact of the COVID-19 pandemic on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

In 2019, we began enrolling patients in a Phase 1 trial of luvelta that focused on ovarian and endometrial cancers. The dose escalation portion of the luvelta Phase 1 trial has been completed and the dose expansion portion of the trial to assess the efficacy, safety and tolerability of luvelta is ongoing. In January 2023, we reported preliminary final results from the dose-expansion cohort. The data from the dose-escalation and dose expansion cohorts suggested that luvelta exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population. We also initiated an exploratory cohort C to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023. Early results from these initial 10 patients in cohort C, when compared to patients who were not given prophylactic pegfilgrastim in the dose-expansion cohort at a starting dose of 5.2 mg/kg (n=21) demonstrated substantial reductions in Grade 3+ neutropenia and instances of dose delays. We plan to announce updated data from Cohort C in the second half of 2023. In August 2021, Luvelta was granted Fast Track Designation by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. In mid-2022, we discussed with the FDA appropriate trial designs for a registration-directed trial of luvelta to potentially support accelerated approval. We expect to begin a registration-directed trial of luvelta for platinum-resistant ovarian cancer in the first half of 2023.

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

We also have a preclinical product candidate - STRO-003, which is a single homogeneous ADC directed against an anti-Receptor tyrosine kinase-like orphan receptor 1, or ROR1, which we intend to develop for the treatment of solid tumors. We presented expanded preclinical data for STRO-003 at the American Association for Cancer Research (AACR) Annual Meeting in April 2023, which demonstrated potent anti-tumor activity and immune-modulating properties, suggesting that STRO-003 may have the potential to augment checkpoint blockade therapy. Preparations are underway for IND enabling studies for STRO-003, which we expect will be completed in the first quarter of 2024. We expect to begin Phase 1 safety studies of STRO-003 in 2024.

Enabled through our proprietary XpressCF® and XpressCF+®platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, including an immunostimulatory antibody-drug conjugates collaboration with Astellas, a cytokine derivatives collaboration with Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with BMS; a MUC1-EGFR ADC collaboration with EMD Serono; BioNova; and Tasly. Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In the first quarter of 2022, Vaxcyte announced that it had initiated a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults. In April 2023, Vaxcyte announced positive clinical data from this trial. Also in 2022, we entered into an agreement with Vaxcyte, granting it an option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

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

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $42.2 million and a net loss of $50.1 million for the three months ended March 31, 2023, which net loss included the non-operating, unrealized loss of $7.0 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $39.1 million and net loss of $39.1 million, which net loss included the non-operating, unrealized gain of $0.6 million related to our holdings of Vaxcyte common stock, for the three months ended March 31, 2022. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of March 31, 2023, we had an accumulated deficit of $502.7 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Internal costs:
Research and drug discovery	$8,969	$8,160
Process and product development	5,028	3,688
Manufacturing	12,175	8,649
Clinical development	2,933	2,234
Total internal costs	29,105	22,731
External Program Costs:
Research and drug discovery	269	482
Toxicology and translational science	43	273
Process and product development	504	181
Manufacturing	4,711	3,668
Clinical development	4,767	2,655
Total external program costs	10,294	7,259
Total research and development expenses	$39,399	$29,990

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

Interest and Other Income (Expense), Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs, including accretion of the final payment. Additionally, we identified a financing component under the Astellas Agreement and recorded interest expense associated with the upfront payment. Other income (expense) includes realized gain (loss) on the equity securities.

Income Taxes

We recorded an income tax charge of $0.4 million and zero during the three months ended March 31, 2023, and 2022, respectively. The income tax charge was primarily due to unfavorable book-tax differences related to capitalizing and amortizing research and development expenditures under Internal Revenue Code, or IRC, Section 174, recognition of deferred revenue, and IRC Section 382 limitations imposed on the utilization of our historical tax attributes as a result of cumulative ownership changes that we more likely than not experienced in prior years. All other income tax charges and benefits for the three months ended March 31, 2023, and 2022, have been immaterial, primarily due to the net loss in each period. Our deferred tax assets continue to be fully offset by a valuation allowance.

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	March 31,
	2023	2022	Change	Change (%)
	(in thousands)
Revenues	$12,674	$5,897	$6,777	115%
Operating expenses
Research and development	39,399	29,990	9,409	31%
General and administrative	15,512	15,039	473	3%
Total operating expenses	54,911	45,029	9,882	22%
Loss from operations	(42,237)	(39,132)	(3,105)	8%
Interest income	2,560	116	2,444	2,107%
Unrealized (loss) gain on equity securities	(6,992)	563	(7,555)	(1,342)%
Interest and other income (expense), net	(2,986)	(657)	(2,329)	354%
Loss before provision for income taxes	(49,655)	(39,110)	(10,545)	27%
Provision for income taxes	395	-	395	*
Net loss	$(50,050)	$(39,110)	$(10,940)	28%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	March 31,
	2023	2022	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$3,166	$2,165	$1,001	46%
Merck Sharp & Dohme Corporation (“Merck”)	2,553	1,064	1,489	140%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	8	1,897	(1,889)	(100)%
Astellas Pharma Inc. (“Astellas”)	6,272	-	6,272	*
Vaxcyte	675	771	(96)	(12)%
Total revenue	$12,674	$5,897	$6,777	115%

*Percentage not meaningful

Total revenue increased by $6.8 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This was due primarily due to revenue from Astellas of $6.3 million, of which $2.6 million was from the ongoing performance related to partially unsatisfied performance obligations, $2.5 million was from the financing component related to the Astellas Agreement, and $1.2 million was from research and development services, a $1.5 million increase in Merck revenue primarily due to a $2.4 million increase in manufacturing activities supporting clinical trial supply, partially offset by a $0.9 million decrease from the 2022 completion of the performance obligation associated with the extension of the research term for the first target program under the 2018 Merck Agreement, and a $1.0 million increase in BMS revenue primarily due to materials supply. These increases were partially offset by a $1.9 million decrease from EMD Serono due to its decision to end clinical development of M1231 and a $0.1 million decrease in Vaxcyte revenue.

Research and Development Expense

Research and development expense increased by $9.4 million, or 31%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The overall increase was due primarily to increases of $4.3 million in personnel-related expenses due to higher headcount, $2.9 million in laboratory supplies and preclinical research and clinical development expenses, $1.0 million in consulting and outside services, $0.9 million in facilities-related expenses, and $0.3 million in equipment and office-related expenses.

General and Administrative Expense

General and administrative expense increased by $0.5 million, or 3%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was due primarily to increases of $0.4 million in equipment and office-related expenses and $0.1 million in facilities-related expenses.

Interest Income

Interest income increased by $2.4 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due primarily to higher average investment balances and higher average rates of return in 2023.

Unrealized (Loss) / Gain on Equity Securities

Unrealized (loss) on equity securities was $7.0 million during the three months ended March 31, 2023, as compared to an unrealized gain of $0.6 million for the three months ended March 31, 2022. The unrealized (loss) gain on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $2.3 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due primarily to the increase of $2.5 million from the financing component related to the Astellas Agreement, partially offset by a decrease of $0.2 million in interest incurred on our outstanding loan.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales and debt. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $251.5 million, equity securities of $25.0 million, outstanding debt of $13.2 million and an accumulated deficit of $502.7 million.

At-The-Market Sales

During the three months ended March 31, 2023, we sold an aggregate of 1,641,374 shares of our common stock through our ATM Facility pursuant to the Sales Agreement with Jefferies. The gross proceeds from these sales were approximately $11.2 million, before deducting fees of approximately $0.3 million, resulting in net proceeds of approximately $10.9 million.

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

Upfront Payment from Tasly

During the year ended December 31, 2022, we earned a $25.0 million nonrefundable upfront payment from Tasly under the Tasly License Agreement to grant Tasly an exclusive license to develop and commercialize luvelta in Greater China. The upfront payment, net of a withholding tax of $2.5 million, resulted in a net payment to us of $22.5 million received during the three months ended June 30, 2022.

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

As of March 31, 2023, we held 667,780 shares of Vaxcyte common stock, which include the 167,780 shares received from Vaxcyte under the Vaxcyte Agreement. The estimated fair value of Vaxcyte common stock was $25.0 million as of March 31, 2023.

Contingent Payment from Merck

In July 2022, the first patient was dosed in a Phase 1 study of an investigational candidate resulting from the 2018 Merck Agreement for the first program in our collaboration to develop novel cytokine derivative therapeutics for the treatment of cancer. As a result of this achievement, we earned and received a $10.0 million contingent payment from Merck during the three months ended September 30, 2022.

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

In June 2021, we entered into a first amendment, or First Amendment, to our manufacturing facility lease, dated March 4, 2015, as amended, by and between 870 Industrial Road LLC, located at San Carlos, California, or the Industrial Lease, as an extension to the term of the Industrial Lease for a period of five years, or the Industrial Lease Extension Period. Pursuant to the first Amendment, the Industrial Lease will expire on June 30, 2026, and it includes an option to renew the Industrial Lease for an additional five years. The aggregate estimated base rent payments due over the Industrial Lease Extension Period is approximately $4.3 million, subject to certain terms contained in the Industrial Lease.

In September 2020, we entered into a sublease agreement, or the Sublease with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the

Premises. We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. The commencement date for the remaining 29,711 square feet of the Premises, or the Expansion Premises, is expected to be 24 months following the commencement date on the Initial Premises. However, we have the right to accelerate the commencement date on the Expansion Premises to an earlier date upon six months’ prior written notice to the Sublessor. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of its obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our balance sheet as of March 31, 2023 and December 31, 2022.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(60,991)	$(35,255)
Net cash provided by investing activities	67,451	32,982
Net cash provided by financing activities	8,758	760
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,218	$(1,513)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $61.0 million. Our net loss of $50.1 million included non-cash charges of $7.0 million for the unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $6.0 million for stock-based compensation, $1.8 million for the accretion of discount on marketable securities, $1.6 million for depreciation and amortization, and $0.6 million for noncash lease expense. Cash used in operating activities also reflected a net change in operating assets and liabilities of $24.4 million, due to an increase of $7.4 million in prepaid expenses and other assets, a decrease of $6.8 million in accrued compensation expense primarily due to bonuses paid in 2023 in connection with certain company 2022 goal achievements, a decrease of $4.4 million in deferred revenue from revenue recognized under our collaboration agreements, an increase of $2.8 million in accounts receivable from our collaborators, a decrease of $2.2 million in accounts payable and other liabilities due to timing of payments, and a decrease of $0.8 million in our operating lease liability.

Cash used in operating activities for the three months ended March 31, 2022 was $35.3 million. Our net loss of $39.1 million included non-cash charges of $7.0 million for stock-based compensation, $1.3 million for depreciation and amortization, $0.7 million for noncash lease expenses, $0.6 million of unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $0.5 million for the amortization of premium on our marketable securities and $0.1 million in other non-cash charges. Cash used in operating activities also reflected a net change in operating assets and liabilities of $5.2 million, due to a decrease of $6.0 million in accrued compensation expense primarily due to bonuses paid in 2022 in connection with certain company 2021 goal achievements, and a decrease of $1.4 million in accounts payable and other liabilities due to timing of payments, which were partially offset by a decrease of $0.8 million in accounts receivable from our collaborators, an increase of $0.8 million in our deferred revenue balance from an advance payment for an obligation from one of our supply agreements offset by revenue recognized under our collaboration agreements, an increase of $0.5 million in our operating lease liability, and a decrease of $0.2 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

Cash provided by investing activities of $67.5 million for the three months ended March 31, 2023 was primarily related to maturities and sales of marketable securities of $121.2 million, partially offset by purchases of marketable securities of $52.8 million, and purchases of property and equipment of $0.9 million, principally for laboratory equipment.

Cash provided by investing activities of $33.0 million for the three months ended March 31, 2022 was primarily related to maturities and sales of marketable securities of $45.5 million, partially offset by purchases of marketable securities of $11.0 million, and purchases of property and equipment of $1.5 million, principally for laboratory equipment.

Cash Flows from Financing Activities

Cash provided by financing activities of $8.8 million for the three months ended March 31, 2023 was primarily related to $10.9 million of net proceeds from our ATM Facility sales of common stock, $1.1 million of net proceeds received from participants in our employee equity plans and $0.3 million of proceeds received from the exercise of common stock options, partially offset by debt repayment of $3.1 million and a $0.5 million tax payment related to the net shares settlement of vested restricted stock units.

Cash provided by financing activities of $0.8 million for the three months ended March 31, 2022 was primarily related to $1.0 million of net proceeds received from participants in our employee equity plans and $0.2 million of proceeds received from the exercise of common stock options, partially offset by a $0.4 million tax payment related to the net shares settlement of vested restricted stock units.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We had cash, cash equivalents and marketable securities of $251.5 million and $302.3 million as of March 31, 2023 and December 31, 2022, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, U.S. agency securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $25.0 million as of March 31, 2023, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of March 31, 2023 would decrease the fair value by $2.5 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of March 31, 2023 and December 31, 2022, we had $13.2 million and $16.3 million, respectively, in debt outstanding, net of debt discount. Our debt with Oxford and SVB bears interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. This debt matures on March 1, 2024 and was interest-only through March 1, 2022. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

To date, we have enrolled a limited number of patients in our initial clinical trials, have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of March 31, 2023, had an accumulated deficit of $502.7 million. For the three months ended March 31, 2023, and the year ended December 31, 2022, our net loss was $50.1 million and $119.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates luvelta and STRO-001, and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of March 31, 2023, we had $251.5 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance luvelta, STRO-001 and STRO-003 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

In addition, current macroeconomic conditions have caused turmoil in the global banking system. For example, in March 2023, SVB one of our banking partners and lenders, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Under the terms of our Loan and Security Agreement, we were required to keep substantially all of our cash and investments with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. While we were afforded full access to our cash and investments with SVB, and have since amended our Loan and Security Agreement to provide us with greater cash management flexibility, we may be impacted by other disruptions to the U.S. banking system, including potential delays in our ability to transfer funds whether held with SVB or otherwise and in the short-term potential delays in making payments to vendors while new banking relationships are established.

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

We have no products on the market and all of our product candidates for cancer therapy are in early stages of development. In particular, our most advanced product candidate, luvelta, is in the dose expansion phase of its Phase 1 clinical trials. Also, enrollment began in the second half of 2019 for patients in the Phase 1 clinical trial for CC-99712, a BCMA ADC candidate resulting from our BMS collaboration. Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484 in July 2022, a product candidate resulting from our cytokine-derivative collaboration. In the first quarter of 2022, Vaxcyte announced that it had initiated a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults, and announced clinical data in April 2023. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

For example, even with the approval of vaccines for COVID-19, the COVID-19 pandemic may further delay enrollment in trials due to prioritization of hospital resources toward the pandemic, restrictions on travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results.

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

We released preliminary final results of the dose-expansion portion of our luvelta Phase 1 trial in January 2023. Safety signals from this portion of the trial were consistent with data from the dose-escalation cohort. Neutropenia was the leading TEAE that resulted in a treatment delay or dose reduction. Arthralgia was the second most common Grade 3+ TEAE and second most common TEAE leading to dose reduction. There were also limited observed cases of febrile neutropenia, including one Grade 5 event at the 5.2 mg/kg starting dose level and one Grade 3 event at the 4.3 mg/kg starting dose level. The trial protocol was subsequently updated to require dose reduction for Grade 4 neutropenia. We also initiated an exploratory cohort C to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023. Early results from these initial 10 patients in cohort C, when compared to patients who were not given prophylactic pegfilgrastim in the dose-expansion cohort at the 5.2 mg/kg dose (n=21) demonstrated substantial reductions in Grade 3+ neutropenia and instances of dose delays. We plan to announce updated data from Cohort C in the second half of 2023.

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

From time to time, we have publicly disclosed, and in the future will disclose, preliminary or top-line data from our preclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Therefore, final results from the studies may differ from the top-line results initially reported, and the final results may indicate different conclusions once additional data have been evaluated. As such, top-line data should be viewed with caution until the final data are available. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive data, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the final results differ from the interim, top-line, or preliminary data, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and to commercialize, our product candidates may be harmed, which may negatively affect our business, financial condition, results of operations, and prospects.

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
•
collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities, for example, in March 2023, EMD Serono disclosed its decision to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations;
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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, in March 2023 , EMD Serono disclosed its decision to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations. BMS advanced a collaboration program, CC-99712, an ADC targeting B-cell maturation antigen, or BCMA, for the treatment of multiple myeloma, into a Phase 1 clinical trial in the third quarter of 2019. BMS has worldwide development and commercialization rights with respect to this BCMA ADC. Additionally, Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484, a cytokine derivative of IL-2 discovered and developed under our collaboration, in July 2022. Merck has worldwide rights to MK-1484 and sole discretion in the clinical development and commercialization for this product candidate. In December 2021, Merck did not extend the research term for another target program of the collaboration and that program reverted to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases or sales and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations, or the collaborator terminates the collaboration. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership, without regard to the merits of the challenge, and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets due to an inability to successfully integrate them with our existing technologies and may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

As of March 31, 2023, we had 292 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The Loan and Security Agreement contains customary affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain certain intellectual property rights. The negative covenants include, among others, restrictions on transferring or licensing our assets, changing our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. If we default under the Loan and Security Agreement, the lenders will be able to declare all obligations immediately due and payable and take control of our collateral, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. The Loan and Security Agreement previously included a covenant requiring us to keep substantially all of our cash and investments with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. In March and April 2023, we amended our Loan and Security Agreement to allow us to hold cash and investments at multiple financial institutions. Further, if we are liquidated, the rights of Oxford and SVB to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford, acting as collateral agent for the lenders, could declare a default under the Loan and Security Agreement upon the occurrence of any event that Oxford and SVB interpret as a material adverse change as defined under the Loan and Security Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the collateral agent of an event of default could significantly harm our business, financial condition, results of operations and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the 2017 Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the 2017 Tax Act may affect us, and certain aspects of the 2017 Tax Act may be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the 2017 Tax Act. Beginning in 2022, the 2017 Tax Act eliminates the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. based and non-U.S. based research and development expenditures over five and fifteen years, respectively, pursuant to IRC Section 174. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, and the deductibility of expenses under the 2017 Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our investment in Vaxcyte is subject to risk

As of March 31, 2023, we held Vaxcyte common stock with a fair value of $25.0 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of the COVID-19 pandemic, rising interest rates, and inflation. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

Our cash and investments could be adversely affected if the financial institutions in which we hold our cash and investments fail.

We regularly maintain cash balances at third-party financial institutions, including with SVB, in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States and governments may not guarantee all depositors if such financial institutions were to fail, as the U.S. government did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. Any future adverse developments in the global banking system could directly or indirectly negatively impact our business, financial condition, results of operations and prospects. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.

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

We, our licensors or collaborators, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. For example, one of our European patents related to technology auxiliary to our XpressCF® platform is involved in an opposition proceeding at the European Patent Office, or EPO, and was revoked by the EPO in 2021. In April 2022, an appeal was filed; the process for this appeal is ongoing. This may prevent us from asserting this patent against our competitors practicing otherwise infringing methods in relevant European countries where this patent has been granted. There are many issued and pending patents that might claim aspects of our product candidates and modifications that we may need to apply to our product candidates. There are also many issued patents that claim antibodies, portions of antibodies, cytokines, half-life extending polymers, linkers, cytotoxins, or other warheads that may be relevant for the products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be delayed or may not be able to market products or perform research and development or other activities covered by these patents which could have a material and adverse effect on our business, financial condition, results of operations and prospects. We are obligated under certain of our license and collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by use. For example, we are obligated under the Stanford Agreement to indemnify and hold harmless Stanford for damages arising from intellectual property infringement by us resulting from exercise of the license from Stanford. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are also aware of an issued patent expected to expire in 2028, relating to methods for targeting maytansinoids to a selected population of cells with a cell-binding agent conjugated to a maytansinoid with a non-cleavable linker. We are further aware of an issued patent, expected to expire in 2034, relating to certain conjugates comprising a genus of hemiasterlin derivatives that may be potentially relevant to products incorporating our hemiasterlin-derived linker-warhead. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for luvelta or STRO-001, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of luvelta or STRO-001. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

We commenced a Phase 1 clinical trial of STRO-001, an ADC directed against CD74, for certain cancers in April 2018 and commenced a luvelta Phase 1 trial focused on ovarian and endometrial cancers in March 2019. Additionally, in the fourth quarter of 2021, we initiated a new cohort of the Phase 1 study of luvelta for endometrial cancer and an additional Phase 1 study for the treatment of ovarian cancer with luvelta in combination with bevacizumab. We expect to announce data from both the study of the combination of luvelta with bevacizumab for the treatment of ovarian cancer and the study of luvelta for the treatment of endometrial cancer in the second half of 2023. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission with the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

Separately, in response to the COVID-19 pandemic, for a period of time, the FDA temporarily postponed most inspections of foreign manufacturing facilities along with routine surveillance inspections of domestic manufacturing facilities. The FDA has since developed a rating system to determine what categories of regulatory activity can take place in a given geographic region. As of May 2021, the FDA was either continuing, on a case-by-case basis, to conduct “mission-critical” inspections (foreign and domestic) or, where possible to do so safely, resuming prioritized domestic inspections, which generally include preapproval, pre-license, surveillance, and for-cause inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
political instability, including the failure of the United States Federal government to raise the debt ceiling or the occurrence of a temporary federal government shutdown; and
•
general economic, industry and market conditions.

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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We became a “smaller reporting company” as of December 31, 2022. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10‑K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures in 2023. As a smaller reporting company and a “non-accelerated filer”, we still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense.

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
10.1

Consent and Second Amendment to the Loan and Security Agreement among Oxford Finance LLC, the Lenders (as defined in the certain Loan and Security Agreement, dated as of February 28, 2020) and the Registrant.

X
10.2

Consent and Third Amendment to Loan and Security Agreement among Oxford Finance LLC, the Lenders (as defined in the certain Loan and Security Agreement, dated as of February 28, 2020) and the Registrant.

X
10.3

Consent and Fourth Amendment to Loan and Security Agreement among Oxford Finance LLC, the Lenders (as defined in the certain Loan and Security Agreement, dated as of February 28, 2020) and the Registrant.

X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.	X

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

SUTRO BIOPHARMA, INC.

Date: May 15, 2023	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer