Form 10-Q
period 2023-06-30
SUTRO BIOPHARMA, INC.
filed 2023-08-10
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 60,527,043 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$235,095	$47,254
Marketable securities	123,198	255,090
Investment in equity securities	33,349	32,020
Accounts receivable	9,999	7,122
Prepaid expenses and other current assets	10,344	11,667
Total current assets	411,985	353,153
Property and equipment, net	23,636	24,621
Operating lease right-of-use assets	25,138	26,443
Other non-current assets	3,268	1,855
Restricted cash	872	872
Total assets	$464,899	$406,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,856	$4,797
Accrued compensation	9,509	13,142
Deferred revenue - current	18,036	16,759
Operating lease liability - current	5,934	4,585
Debt - current	10,197	12,500
Accrued expenses and other current liabilities	19,593	14,764
Total current liabilities	67,125	66,547
Deferred revenue - non-current	79,880	89,885
Operating lease liability - non-current	26,526	29,574
Debt - non-current	-	3,771
Deferred royalty obligation related to the sale of future royalties	136,653	-
Other non-current liabilities	-	119
Total liabilities	310,184	189,896
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 60,471,041 and 57,499,541 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	60	58
Additional paid-in-capital	695,828	670,223
Accumulated other comprehensive loss	16	(618)
Accumulated deficit	(541,189)	(452,615)
Total stockholders’ equity	154,715	217,048
Total Liabilities and Stockholders’ Equity	$464,899	$406,944

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$10,412	$28,096	$23,086	$33,993
Operating expenses
Research and development	41,592	32,332	80,991	62,322
General and administrative	14,999	15,143	30,511	30,182
Total operating expenses	56,591	47,475	111,502	92,504
Loss from operations	(46,179)	(19,379)	(88,416)	(58,511)
Interest income	2,842	197	5,402	313
Unrealized gain (loss) on equity securities	8,321	(3,736)	1,329	(3,173)
Non-cash interest expense related to the sale of future royalties	(442)	-	(442)	-
Interest and other income (expense), net	(2,915)	(594)	(5,901)	(1,251)
Loss before provision for income taxes	(38,373)	(23,512)	(88,028)	(62,622)
Provision for income taxes	151	2,500	546	2,500
Net loss	$(38,524)	$(26,012)	$(88,574)	$(65,122)
Net loss per share, basic and diluted	$(0.64)	$(0.55)	$(1.49)	$(1.39)
Weighted-average shares used in computing basic and diluted loss per share	60,339,475	46,957,196	59,535,918	46,729,663

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(38,524)	$(26,012)	$(88,574)	$(65,122)
Other comprehensive income (loss):
Net unrealized income (loss) on available-for-sale securities	123	(204)	634	(1,042)
Comprehensive loss	$(38,401)	$(26,216)	$(87,940)	$(66,164)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	57,499,541	$58	$670,223	$(618)	$(452,615)	$217,048
Exercise of common stock options	53,060	—	314	—	—	314
Issuance of common stock under Employee Stock Purchase Plan	239,060	—	1,097	—	—	1,097
Vesting of restricted stock units	801,769	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(73,003)	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	6,021	—	—	6,021
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $308	1,641,374	2	10,921	—	—	10,923
Net unrealized income on available-for-sale securities	—	—	—	511	—	511
Net loss	—	—	—	—	(50,050)	(50,050)
Balances at March 31, 2023	60,161,801	$60	$688,125	$(107)	$(502,665)	$185,413
Vesting of restricted stock units	94,500	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(1,296)	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	6,661	—	—	6,661
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $151	216,036	—	1,048	—	—	1,048
Net unrealized income on available-for-sale securities	—	—	—	123	—	123
Net loss	—	—	—	—	(38,524)	(38,524)
Balances at June 30, 2023	60,471,041	$60	$695,828	$16	$(541,189)	$154,715

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	46,327,131	$46	$586,243	$(314)	$(333,411)	$252,564
Exercise of common stock options	32,497	—	180	—	—	180
Issuance of common stock under Employee Stock Purchase Plan	146,165	—	1,006	—	—	1,006
Vesting of restricted stock units	465,731	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(44,665)	—	(404)	—	—	(404)
Stock-based compensation expense	—	—	6,974	—	—	6,974
Net unrealized loss on available-for-sale securities	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(39,110)	(39,110)
Balances at March 31, 2022	46,926,859	$47	$593,998	$(1,152)	$(372,521)	$220,372
Exercise of common stock options	298	—	2	—	—	2
Vesting of restricted stock units	31,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(1,296)	—	(9)	—	—	(9)
Stock-based compensation expense	—	—	6,696	—	—	6,696
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $690	1,716,996	2	8,211			8,213
Net unrealized loss on available-for-sale securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(26,012)	(26,012)
Balances at June 30, 2022	48,674,232	$49	$608,898	$(1,356)	$(398,533)	$209,058

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net loss	$(88,574)	$(65,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,346	2,724
(Accretion of discount) amortization of premium on marketable securities	(3,628)	913
Stock-based compensation	12,682	13,670
Non-cash lease expenses	1,305	1,325
Unrealized (gain) / loss on equity securities	(1,329)	3,173
Non-cash interest expense on deferred royalty obligation	442	—
Other	106	13
Changes in operating assets and liabilities:
Accounts receivable	(2,877)	(85,217)
Prepaid expenses and other assets	(90)	(81)
Accounts payable	(659)	836
Accrued compensation	(3,633)	(3,669)
Accrued expenses and other liabilities	1,150	1,072
Deferred revenue	(8,728)	90,994
Change in operating lease liability	(1,699)	928
Net cash used in operating activities	(92,186)	(38,441)
Investing activities
Purchases of marketable securities	(141,361)	(14,938)
Maturities of marketable securities	268,460	70,409
Sales of marketable securities	9,055	29,179
Purchases of equipment and leasehold improvements	(2,546)	(3,753)
Net cash provided by investing activities	133,608	80,897
Financing activities
Proceeds from sales of common stock, net of issuance costs	11,971	8,595
Payment of debt	(6,250)	(3,125)
Proceeds from the sale of future royalties, net of issuance costs	139,744	—
Proceeds from exercise of common stock options	314	182
Taxes paid related to net shares settlement of restricted stock units	(457)	(413)
Proceeds from employee stock purchase plan	1,097	1,006
Net cash provided by financing activities	146,419	6,245
Net increase in cash, cash equivalents and restricted cash	187,841	48,701
Cash, cash equivalents and restricted cash at beginning of period	48,126	31,286
Cash, cash equivalents and restricted cash at end of period	$235,967	$79,987
Supplemental disclosure of cash flow information:
Cash paid for interest	$722	$998
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$141	$392
Financing component associated with program fees	$5,075	$–
Issuance costs related to deferred royalty obligation in accrued expenses	$3,536	$–
Issuance costs included in accounts payable	$–	$382

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

At-The-Market Sales

During the three and six months ended June 30, 2023, the Company sold an aggregate of 216,036 shares and 1,857,410 shares, respectively, of its common stock through its At-the-Market Facility (“ATM Facility”) pursuant to its Open Market Sales AgreementSM dated April 2, 2021 with Jefferies LLC (“Jefferies”), as sales agent (the “Sales Agreement”).

During the three and six months ended June 30, 2023, the gross proceeds from these sales were approximately $1.2 million and $12.4 million, respectively, before deducting fees of approximately $0.2 million and $0.4 million, respectively, resulting in net proceeds of approximately $1.0 million and $12.0 million, respectively, to the Company.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2023, the Company had an accumulated deficit of $541.2 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of June 30, 2023, the Company had unrestricted cash, cash equivalents and marketable securities of $358.3 million and equity securities of $33.3 million, consisting solely of common stock of Vaxcyte, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, marketable securities and equity securities as of June 30, 2023 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its condensed financial statements.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported on the Company’s condensed Balance Sheets and the amounts of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining research and development periods under collaboration arrangements, stock-based compensation expense, valuation of marketable securities, impairment of long-lived assets, income taxes, deferred royalty obligation related to the sale of future royalties and related non-cash interest expense, and certain accrued liabilities. Actual results could differ from such estimates or assumptions.

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2022.

Deferred Royalty Obligation related to the Sale of Future Royalties and Non-cash Interest Expense

In June 2023, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including VAX-24 (the “Purchased Interest”) under that certain Amended and Restated SutroVax Agreement, dated October 12, 2015, by and between the Company and Vaxcyte, as amended (the “2015 License Agreement”). In June 2023, Blackstone made an upfront payment of $140.0 million to the Company and will also pay up to an additional $250.0 million upon the achievement of various return thresholds as set forth in the Purchase Agreement. The net proceeds from the upfront payment received by the Company from the sale of future royalties from Vaxcyte are recorded as deferred royalty obligation related to the sale of future royalties on the Company's condensed Balance Sheets. As royalties are earned and remitted pursuant to the 2015 License Agreement, the balance of the deferred royalty obligation will be amortized over the estimated life of the royalty term arrangement, and non-cash interest expense related to the sale of future royalties is recorded using the effective interest method. To determine the amortization of our deferred royalty obligation, the Company is required to estimate the total amount of future royalties to be earned under the 2015 License Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments earned, most of which are not within the Company's control. The Company will periodically assess the amount of royalty payments expected to be earned which are subject to the Purchase Agreement and, to the extent that the amount or timing of such earned royalties is materially different than the Company's original estimates, the Company will prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation.

Issuance fees and costs directly related to the Purchase Agreement were offset against the initial carrying value of the deferred royalty obligation and were amortized using the effective interest method over the estimated life of the royalty term arrangement.

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

	June 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$235,095	$79,115
Restricted cash	872	872
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$235,967	$79,987

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

The fair value of the Company’s outstanding loan (See Note 6) is estimated using the net present value of the payments, discounted at an interest rate that is consistent with the market interest rate, which is a Level 2 input. The estimated fair value of the Company’s outstanding loan approximates the carrying amount, as the loan bears a floating rate that approximates the market interest rate.

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of June 30, 2023, and is based on our current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 9. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$204,698	$204,698	$-	$-
Commercial paper	49,254	-	49,254	-
Corporate debt securities	2,984	-	2,984	-
Equity securities	33,349	33,349	-	-
Asset-backed securities	1,591	-	1,591	-
U.S. government securities	84,434	84,434	-	-
U.S. agency securities	14,845	-	14,845	-
Total	$391,155	$322,481	$68,674	$-

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$36,486	$36,486	$-	$-
Commercial paper	87,140	-	87,140	-
Corporate debt securities	36,429	-	36,429	-
Equity securities	32,020	32,020	-	-
Asset-backed securities	14,016	-	14,016	-
U.S. government securities	91,251	91,251	-	-
U.S. agency securities	16,607	-	16,607	-
Supranational debt securities	16,481	-	16,481	-
Total	$330,430	$159,757	$170,673	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of June 30, 2023, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. As of December 31, 2022, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

Investments in Equity Securities

As of June 30, 2023 and December 31, 2022, the Company held 667,780 shares of Vaxcyte common stock with an estimated fair value of $33.3 million and $32.0 million, respectively. The Company recognized an unrealized gain of $8.3 million and an unrealized loss of ($3.7) million for the three months ended June 30, 2023 and 2022, respectively, and an unrealized gain of $1.3 million and an unrealized loss of ($3.2) million for the six months ended June 30, 2023 and 2022, respectively.
4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	June 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$204,698	$-	$-	$204,698
Commercial paper	49,254	-	-	49,254
Corporate debt securities	2,984	-	-	2,984
Asset-based securities	1,591	-	-	1,591
U.S. government securities	84,425	14	(5)	84,434
U.S. agency securities	14,838	7	-	14,845
Total	357,790	21	(5)	357,806
Less amounts classified as cash equivalents	(234,605)	(3)	-	(234,608)
Total marketable securities	$123,185	$18	$(5)	$123,198

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$36,486	$-	$-	$36,486
Commercial paper	87,140	-	-	87,140
Corporate debt securities	36,554	2	(127)	36,429
Asset-based securities	14,026	-	(10)	14,016
U.S. government securities	91,619	8	(376)	91,251
U.S. agency securities	16,646	-	(39)	16,607
Supranational debt securities	16,555	-	(74)	16,481
Total	299,026	10	(626)	298,410
Less amounts classified as cash equivalents	(43,318)	(2)	-	(43,320)
Total marketable securities	$255,708	$8	$(626)	$255,090

There were $26.4 million and $139.5 million of investments in an unrealized loss position of $5 thousand and $0.6 million as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2023 and 2022, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after June 30, 2023 and 2022, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of June 30, 2023 and 2022. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of June 30, 2023 and December 31, 2022 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of June 30, 2023 and December 31, 2022.

In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Bristol Myers Squibb Company (“BMS”)	$2,236	$2,266	$5,402	$4,431
Merck Sharp & Dohme Corporation (“Merck”)	140	146	2,693	1,210
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	137	8	2,034
Astellas Pharma Inc. (“Astellas”)	7,333	-	13,605	-
Vaxcyte	703	547	1,378	1,318
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	-	25,000	-	25,000
Total revenue	$10,412	$28,096	$23,086	$33,993

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the six months ended June 30, 2023:

Six Months Ended
June 30, 2023
(in thousands)
Deferred revenue—December 31, 2022	$106,644
Additions to deferred revenue	1,018
Recognition of revenue in current period	(9,746)
Deferred revenue—June 30, 2023	$97,916

The Company’s balance of deferred revenue contains upfront payments and an advance payment for an obligation from one of our supply agreements which remains partially unsatisfied. The Company expects to recognize approximately $18.0 million of the deferred revenue over the next twelve months.

Collaboration with BMS

BMS Agreement and 2018 BMS Master Services Agreement

In September 2014, the Company signed a Collaboration and License Agreement (the “BMS Agreement”) with BMS to discover and develop bispecific antibodies and/or antibody-drug conjugates (“ADCs”), focused primarily on the field of immuno-oncology, using the Company’s proprietary integrated cell-free protein synthesis platform, XpressCF®. In August 2017, the Company entered into an amended and restated collaboration and license agreement with BMS to refocus the collaboration on four programs that were advancing through preclinical development, including an ADC program targeting B cell maturation antigen (“BCMA ADC” or “CC-99712”).

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

In June 2023, the Company received a notice of termination from BMS indicating that it was stopping development of CC-99712 due to a portfolio prioritization decision. The termination of the BMS Agreement is effective as of October 7, 2023 (the "Termination Date"). From and after the Termination Date, the Company will have sole worldwide rights to CC-99712.

As of June 30, 2023 and December 31, 2022, there was no deferred revenue related to payments received by the Company under the BMS Agreement.

As of June 30, 2023 and December 31, 2022, there was $0.2 million and $3.1 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development services	$192	$240	$413	$484
Materials supply	2,044	2,026	4,989	3,947
Total revenue	$2,236	$2,266	$5,402	$4,431

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

In September 2021, the Company entered into an amendment to the 2018 Merck Agreement (the “2021 Amendment”) to extend the research term for the first program in the 2018 Merck Agreement. Under the terms of the 2021 Amendment, the Company received a payment of $2.5 million with an additional $7.5 million to be received upon the achievement of certain developmental milestones by Merck on a second molecule under the first cytokine-derivative program of the collaboration. Merck decided not to pursue further development of a second molecule under the first cytokine-derivative program of the collaboration and, therefore, allowed the option to extend the period for nomination of additional clinical candidates under the 2021 Amendment to expire in June 2022.

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

As of both June 30, 2023 and December 31, 2022, there was no deferred revenue related to the 2018 Merck Agreement and 2021 Amendment.

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

As of both June 30, 2023 and December 31, 2022, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$-	$-	$–	$862
Research and development services	79	93	204	266
Materials supply	61	53	2,489	82
Total revenue	$140	$146	$2,693	$1,210

Collaboration with EMD Serono

MDA Agreement and 2019 EMD Serono Supply Agreement

The Company signed a Collaboration Agreement and a License Agreement with EMD Serono in May 2014 and September 2014, respectively, which were entered into in contemplation of each other and, therefore, treated as a single agreement for accounting purposes. The Collaboration Agreement was subsumed into the License Agreement (the “MDA Agreement”), which agreement is to develop ADCs for multiple cancer targets.

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

As of both June 30, 2023 and December 31, 2022, there was no deferred revenue related to payments received by the Company under the MDA Agreement or the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development services	$-	$132	$6	$416
Materials supply	-	5	2	1,618
Total revenue	$-	$137	$8	$2,034

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $32.3 million as of June 30, 2023, on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the three target programs.

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

Revenues under the Astellas Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$3,239	$-	$5,811	$-
Research and development services	1,562	-	2,719	-
Financing component on unearned revenue	2,532	-	5,075	-
Total revenue	$7,333	$-	$13,605	$-

As of June 30, 2023 and December 31, 2022, there was $80.2 million and $86.1 million of deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of June 30, 2023 and December 31, 2022, there was $5.4 million and $4.8 million, respectively, in such accruals related to the Vaxcyte Supply Agreement.

For the three and six months ended June 30, 2023, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $0.9 million and $2.8 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

For the three and six months ended June 30, 2022, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $3.8 million and $6.2 million, respectively.

Revenues under the Vaxcyte Supply Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development services	$567	$542	$1,071	$1,143
Materials supply	136	5	307	175
Total revenue	$703	$547	$1,378	$1,318

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

The Company evaluated the terms of the Vaxcyte Agreement and concluded that the Vaxcyte Agreement is considered a new standalone contract and distinct from the previously existing agreements with Vaxcyte. Under ASC 606, the Company determined that Vaxcyte is a customer for this arrangement and identified the promised goods and services under the Vaxcyte Agreement as: (1) the Option; (2) the Form Definitive Agreement; (3) CMO Relationship Rights; and (4) Joint steering committee participation. The Company concluded that the promises within the contract are interrelated and interdependent of one another. As such, these are not considered distinct but are combined as a single performance obligation. This single performance obligation is considered a material right as it provides Vaxcyte with the right to acquire additional goods at a price it would not have received without having entered into the Vaxcyte Agreement. Other than the upfront cash and stock payments received, all other payment provisions in the Vaxcyte Agreement were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of June 30, 2023. Revenue for the single performance obligation was deferred and will be eligible to begin to be recognized at the earlier of when the Option is exercised or expires.

As of each of June 30, 2023 and December 31, 2022, there was $17.5 million of deferred revenue, related to the upfront cash and stock payments received by the Company under the Vaxcyte Agreement.

Refer to Note 9 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte products, including VAX-24.

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

In June 2022, the Company entered into an amendment to the LSA with Oxford and SVB (the “LSA Amendment”). The LSA Amendment added a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million. The Company was in compliance with the financial covenant under the LSA Amendment as of June 30, 2023.

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

In June 2023, the Company entered into an amendment to the LSA with Oxford and SVB (the “5th LSA Amendment”). Under the 5th LSA Amendment, effective July 1, 2023, the loan will bear interest at the floating per annum rate of interest equal to the greater of (i) 8.07% and (ii) the sum of (a) a specific published 1-month secured overnight financing rate (SOFR) reported on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 0.10%, plus (c) 6.40%. There was an immaterial impact of the 5th LSA Amendment on the financial statements of the Company.

As of June 30, 2023 and December 31, 2022, the Company has classified $10.2 million and $12.5 million, respectively, of the outstanding debt balance as a current liability, and zero and $3.8 million, respectively, as a non-current liability, which reflects the scheduled repayment terms under the February 2020 LSA.

As of both June 30, 2023 and December 31, 2022, accrued interest expense was $0.1 million.

During the three and six months ended June 30, 2023, the Company recorded interest expense related to loans outstanding of $0.4 million and $0.8 million, respectively, with average interest rates of 11.44% and 11.19%, respectively, which includes interest related to the accretion of debt discount of $0.1 million and $0.2 million, respectively.

During the three and six months ended June 30, 2022, the Company recorded interest expense related to loans outstanding of $0.6 million and $1.3 million, respectively, with average interest rates of 8.07% for both periods, which includes interest related to the accretion of debt discount of $0.1 million and $0.3 million, respectively.

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$1,538	$1,538	$3,076	$3,076
Short-term lease cost	19	20	43	41
Variable lease cost	441	430	851	854
Total lease costs	$1,998	$1,988	$3,970	$3,971

During the three and six months ended June 30, 2023, the Company recorded operating lease expense of $1.5 million and $3.1 million, respectively. As of June 30, 2023, the Company paid $3.5 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

During the three and six months ended June 30, 2022, the Company recorded operating lease expense of $1.5 million and $3.1 million, respectively. As of June 30, 2022, the Company paid $0.8 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 4.3 years and 4.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2023	$4,530
2024	9,219
2025	9,533
2026	8,994
2027	8,289
Total lease payments	40,565
Less: imputed interest	(8,105)
Operating lease liabilities	32,460
Less: current portion	(5,934)
Total lease liabilities, non-current	$26,526

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$5,449	$4,830
CMO-related accrual	3,484	3,900
Clinical trials-related accrual	3,335	2,954
Other	7,325	3,080
Total accrued expenses and other current liabilities	$19,593	$14,764

9. Deferred Royalty Obligation related to the Sale of Future Royalties

In June 2023, the Company entered into the Purchase Agreement with Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including the Purchased Interest under the 2015 License Agreement. The Company retains the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

In June 2023, Blackstone made an upfront payment of $140.0 million to the Company and will also pay up to an additional $250.0 million upon the achievement of various return thresholds as set forth in the Purchase Agreement.

Under the Purchase Agreement, and in connection with its sale of the Purchased Interest, the Company has agreed to certain covenants with respect to the exercise of its rights under the 2015 License Agreement, including with respect to the Company’s right to amend, assign and terminate the 2015 License Agreement. The Purchase Agreement contains other customary terms and conditions, including representations and warranties, covenants and indemnification obligations in favor of each party.

The Company recorded the $140.0 million upfront payment from Blackstone as a deferred royalty obligation related to the sale of future royalties on the Company's condensed Balance Sheets. Due to the Company's ongoing manufacturing obligations under the 2015 License Agreement, the Company accounted for the proceeds as imputed debt and, therefore, will recognize future non-cash royalty revenues. Non-cash interest expense will be recognized over the estimated life of the royalty term arrangement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be received from Vaxcyte. As part of the sale, the Company incurred approximately $3.8 million in transaction costs, which are being amortized over the estimated life of the royalty term arrangement using the effective interest method. As future royalties are earned from Vaxcyte by Blackstone, the balance of the deferred royalty obligation will be amortized over the estimated life of the royalty term arrangement.

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company will periodically assess the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than our original estimates, the Company will prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of June 30, 2023, our effective interest rate used to amortize the liability is 16.3%.

During the three months ended June 30, 2023, the Company recognized approximately $0.4 million of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. As of June 30, 2023, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation since transaction inception through June 30, 2023:

June 30,
2023
(in thousands)
Proceeds from the sale of future Vaxcyte royalties	$140,000
Issuance costs	(3,792)
Non-cash interest expense associated with the sale of future Vaxcyte royalties	442
Amortization of issuance costs	3
Deferred royalty obligation related to the sale of future Vaxcyte royalties, net	$136,653

10. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	June 30,	December 31,
	2023	2022
Common stock options issued and outstanding	8,351,659	7,310,611
Common stock awards issued and outstanding	5,212,174	3,958,478
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,737,524	1,541,706
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	1,201,930	865,995
Warrants to purchase common stock	127,616	127,616
Total	16,630,903	13,804,406

Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2023 and December 31, 2022.

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

In August 2021, the Company adopted the 2021 Equity Inducement Plan (“2021 Plan”), which became effective on August 4, 2021. Upon its effective date, the Company initially reserved 750,000 shares of common stock for issuance pursuant to non-qualified stock options and restricted stock units (“RSUs”) under the 2021 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq listing rules, equity awards under the 2021 Plan may only be made to an employee if he or she is granted such equity awards in connection with his or her commencement of employment with the Company and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). At all times, the Company will reserve and keep available a sufficient number of shares as will be required to satisfy the requirements of all outstanding awards granted under the 2021 Plan.

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

As of June 30, 2023, the Company had a total of 1,737,524 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2022	7,310,611	$12.68
Granted	1,368,000	5.66
Exercised	(53,060)	5.92
Canceled and forfeited	(273,892)	11.24
Stock options outstanding at June 30, 2023	8,351,659	11.62
Stock options exercisable at June 30, 2023	5,735,042	$12.83

Restricted Stock Units

During the six months ended June 30, 2023, the Company granted 2,305,225 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually, and generally, will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the six months ended June 30, 2023 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2022	3,958,478	$11.70
Granted	2,305,225	5.80
Vested and released	(896,269)	12.52
Canceled and forfeited	(155,260)	10.72
Non-vested June 30, 2023	5,212,174	$8.98

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

As of June 30, 2023, 983,316 shares had been purchased and 1,201,930 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development expense:	$3,127	$2,271	$5,948	$4,884
General and administrative expense:	3,534	4,425	6,734	8,786
Total	$6,661	$6,696	$12,682	$13,670

As of June 30, 2023, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $15.3 million and $38.1 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.2 years and 2.6 years, respectively. As of June 30, 2023, there was $0.2 million of unrecognized stock-based compensation expense related to the ESPP.

As of June 30, 2022, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $22.1 million and $42.1 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.5 years and 3.0 years, respectively. As of June 30, 2022, there is $0.2 million of unrecognized stock-based compensation expense related to the ESPP.

12. Provision for Income Taxes

For the three and six months ended June 30, 2023, the Company recognized an income tax expense of $0.2 million and $0.5 million, respectively, resulting in an effective tax rate of (0.3)%.

The Company recorded a foreign income tax charge of $2.5 million during the three and six months ended June 30, 2022, due to a withholding tax in China on its license revenue from Tasly. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

The income tax charge for the three and six months ended June 30, 2023, was primarily due to unfavorable book-tax differences related to capitalizing and amortizing research and development expenditures under Internal Revenue Code, or IRC, Section 174, the upfront payment from the sale of future royalties, and IRC Section 382 limitations imposed on the utilization of the Company's historical tax attributes as a result of cumulative ownership changes that the Company more likely than not experienced in prior years. The effective tax rates for the three and six months ended June 30, 2023 vary from the U.S. federal statutory tax rate of 21% primarily due to the Company’s inability to recognize the benefit from its net deferred tax assets, which are offset by a valuation allowance.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(38,524)	$(26,012)	$(88,574)	$(65,122)
Denominator:
Shares used in computing net loss per share	60,339,475	46,957,196	59,535,918	46,729,663
Net loss per share, basic and diluted	$(0.64)	$(0.55)	$(1.49)	$(1.39)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the period ended June 30, 2023 and 2022, because including them would have been antidilutive:

	As of June 30,
	2023	2022
Common stock options issued and outstanding	8,351,659	7,507,431
Restricted stock units issued and outstanding	5,212,174	3,737,945
Warrants to purchase common stock	127,616	127,616
Shares to be issued under employee stock purchase plan	203,206	158,299
Total	13,894,655	11,531,291

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements related to our expectations regarding our future results of operations and financial position, business strategy, market size for our product candidates, potential future milestone and royalty payments, the value of the our holdings of Vaxcyte common stock, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, our ability to successfully leverage Fast Track Designation, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the expected impact of pandemics or contagious diseases, such as the COVID-19 pandemic, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

In 2019, we began enrolling patients in a Phase 1 trial of luvelta that focused on ovarian and endometrial cancers. The dose escalation portion of the luvelta Phase 1 trial has been completed and the dose expansion portion of the trial to assess the efficacy, safety and tolerability of luvelta is ongoing. In January 2023, we reported preliminary final results from the dose-expansion cohort and updated results in June 2023. The data from the dose-escalation and dose expansion cohorts suggested that luvelta exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population. We also initiated an exploratory cohort C to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023. Early results from these initial 10 patients in cohort C, when compared to patients who were not given prophylactic pegfilgrastim in the dose-expansion cohort at a starting dose of 5.2 mg/kg (n=21) demonstrated substantial reductions in Grade 3+ neutropenia and instances of dose delays. We plan to announce updated data from cohort C in the second half of 2023. In August 2021, luvelta was granted Fast Track Designation by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. In mid-2022, we discussed with the FDA appropriate trial designs for a registration-directed trial of luvelta to potentially support accelerated approval. In June 2023, we announced that sites are open for enrollment in our registration-directed Phase 2/3 trial of luvelta, referred to as REFRaME, for patients with platinum-resistant ovarian cancer. The first patient was enrolled in the REFRaME study in July 2023. We expect to present data from the Phase 1 dose expansion for luveltamab tazevibulin for patients with endometrial cancers as a Mini Oral Session at the European Society for Medical Oncology (ESMO) Congress in October 2023.

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

We have completed enrollment for STRO-001 dose escalation in a Phase 1 trial for multiple myeloma and NHL. STRO-001 has been generally well-tolerated and no ocular toxicity signals have been observed, with no patients receiving prophylactic corticosteroid eye drops. We have completed dose escalation in the STRO-001 Phase 1 trial following identification of the maximum tolerated dose. In October 2021, we granted BioNova, an option to exclusively license the right to develop and commercialize STRO-001 in Greater China, or the BioNova Option Agreement. In February 2023, BioNova announced that the first patient had been dosed in the Phase 1 clinical trial of STRO-001. We plan to leverage the clinical data produced by BioNova in Greater China to make future prioritization decisions regarding further clinical development.

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

Enabled through our proprietary XpressCF® and XpressCF+®platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, including an immunostimulatory antibody-drug conjugates collaboration with Astellas, a cytokine derivatives collaboration with Merck; BioNova; and Tasly. Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In the first quarter of 2022, Vaxcyte announced that it had initiated a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults. In April 2023, Vaxcyte announced positive clinical data from this trial. Also in 2022, we entered into an agreement with Vaxcyte, granting it an option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights. Further, in June 2023, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Blackstone, in which Blackstone acquired the right to receive our 4% revenue interest in Vaxcyte’s future products, including VAX-24 and other products developed by Vaxcyte under its license with us.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck, Astellas, EMD Serono, Vaxcyte, BioNova, and Tasly, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public offerings of common stock, sales of our common stock through our ATM Facility, debt financing, and the royalty monetization agreement with Blackstone.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $88.4 million and a net loss of $88.6 million for the six months ended June 30, 2023, which net loss included the non-operating, unrealized gain of $1.3 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $58.5 million and net loss of $65.1 million, which net loss included the non-operating, unrealized loss of $3.2 million related to our holdings of Vaxcyte common stock, for the six months ended June 30, 2022. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of June 30, 2023, we had an accumulated deficit of $541.2 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect our operating expenses to significantly increase as we continue to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$8,465	$8,294	$17,434	$16,454
Process and product development	5,189	3,757	10,217	7,445
Manufacturing	10,555	9,320	22,730	17,969
Clinical development	3,085	1,806	6,018	4,040
Total internal costs	27,294	23,177	56,399	45,908
External Program Costs:
Research and drug discovery	532	816	844	1,571
Process and product development	926	87	1,430	268
Manufacturing	5,609	5,040	10,320	8,708
Clinical development	7,231	3,212	11,998	5,867
Total external program costs	14,298	9,155	24,592	16,414
Total research and development expenses	$41,592	$32,332	$80,991	$62,322

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

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense related to the sale of future Vaxcyte royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future Vaxcyte royalties pursuant to the Purchase Agreement using the effective interest method. As further described in the interim condensed financial statements Note 9. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2023, we entered into the Purchase Agreement with Blackstone, pursuant to which we sold to Blackstone our 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including VAX-24.

Non-cash interest expense will be recognized over the estimated life of the royalty term arrangement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

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

Income Taxes

We recorded an income tax charge of $0.2 million and $0.5 million during the three and six months ended June 30, 2023, respectively. The income tax charge was primarily due to unfavorable book-tax differences related to capitalizing and amortizing research and development expenditures under Internal Revenue Code, or IRC, Section 174, the upfront payment from the sale of future royalties, and IRC Section 382 limitations imposed on the utilization of our historical tax attributes as a result of cumulative ownership changes that we more likely than not experienced in prior years.

We recorded a foreign income tax charge of $2.5 million due to a withholding tax in China on an upfront license fee payment received from Tasly during the three and six months ended June 30, 2022.

All other income tax charges and benefits for the three and six months ended June 30, 2023, and 2022, have been immaterial, primarily due to the net loss in each period. Our deferred tax assets continue to be fully offset by a valuation allowance.

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	June 30,
	2023	2022	Change	Change (%)
	(in thousands)
Revenues	$10,412	$28,096	$(17,684)	-63%
Operating expenses
Research and development	41,592	32,332	9,260	29%
General and administrative	14,999	15,143	(144)	(1)%
Total operating expenses	56,591	47,475	9,116	19%
Loss from operations	(46,179)	(19,379)	(26,800)	138%
Interest income	2,842	197	2,645	1,343%
Unrealized gain (loss) on equity securities	8,321	(3,736)	12,057	(323)%
Non-cash interest expense related to the sale of future royalties	(442)	-	(442)	*
Interest and other income (expense), net	(2,915)	(594)	(2,321)	391%
Loss before provision for income taxes	(38,373)	(23,512)	(14,861)	63%
Provision for income taxes	151	2,500	(2,349)	(94)%
Net loss	$(38,524)	$(26,012)	$(12,512)	48%
*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	June 30,
	2023	2022	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$2,236	$2,266	$(30)	(1)%
Merck Sharp & Dohme Corporation (“Merck”)	140	146	(6)	(4)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	137	(137)	(100)%
Astellas Pharma Inc. (“Astellas”)	7,333	-	7,333	*
Vaxcyte	703	547	156	29%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	-	25,000	(25,000)	(100)%
Total revenue	$10,412	$28,096	$(17,684)	-63%

*Percentage not meaningful

Total revenue decreased by $17.7 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This was primarily due to an earned $25.0 million upfront payment under the Tasly License Agreement in 2022 and a $0.1 million decrease in EMD Serono revenue due to its decision to end clinical development of M1231. These decreases were partially offset by a $7.3 million increase from Astellas, of which $3.2 million was from the ongoing performance related to partially unsatisfied performance obligations, $2.5 million was from the financing component related to the Astellas Agreement, and $1.6 million was from research and development services, and a $0.2 million increase in Vaxcyte revenue.

Research and Development Expense

Research and development expense increased by $9.3 million, or 29%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The overall increase was due primarily to increases of $4.6 million in personnel-related expenses due to higher headcount, $2.8 million in laboratory supplies and preclinical research and clinical development expenses, $0.9 million in consulting and outside services, $0.9 million in facilities-related expenses, and $0.1 million in equipment and office-related expenses.

General and Administrative Expense

General and administrative expense decreased by $0.1 million, or 1%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The overall decrease was due primarily to a $0.3 million decrease in personnel-related expenses, partially offset by a $0.2 million increase in equipment and office-related expenses.

Interest Income

Interest income increased by $2.6 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due primarily to higher average investment balances and higher average rates of return in 2023.

Unrealized Gain / (Loss) on Equity Securities

Unrealized gain on equity securities was $8.3 million during the three months ended June 30, 2023, as compared to an unrealized loss of $3.7 million for the three months ended June 30, 2022. The unrealized gain (loss) on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense increased by $0.4 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement. No non-cash interest expense was recorded during the three months ended June 30, 2022.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $2.3 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due primarily to the increase of $2.5 million from the financing component related to the Astellas Agreement, partially offset by a decrease of $0.2 million in interest incurred on our outstanding loan.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,
	2023	2022	Change	Change (%)
	(in thousands)
Revenues	$23,086	$33,993	$(10,907)	(32)%
Operating expenses
Research and development	80,991	62,322	18,669	30%
General administrative	30,511	30,182	329	1%
Total operating expenses	111,502	92,504	18,998	21%
Loss from operations	(88,416)	(58,511)	(29,905)	51%
Interest income	5,402	313	5,089	1,626%
Unrealized gain (loss) on equity securities	1,329	(3,173)	4,502	(142)%
Non-cash interest expense related to the sale of future royalties	(442)	-	(442)	*
Interest and other income (expense), net	(5,901)	(1,251)	(4,650)	372%
Loss before provision for income taxes	(88,028)	(62,622)	(25,406)	41%
Provision for income taxes	546	2,500	(1,954)	(78)%
Net loss	$(88,574)	$(65,122)	$(23,452)	36%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Six Months Ended
	June 30,
	2023	2022	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$5,402	$4,431	$971	22%
Merck Sharp & Dohme Corporation (“Merck”)	2,693	1,210	1,483	123%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	8	2,034	(2,026)	(100)%
Astellas Pharma Inc. (“Astellas”)	13,605	–	13,605	*
Vaxcyte	1,378	1,318	60	5%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	–	25,000	(25,000)	(100)%
Total revenue	$23,086	$33,993	$(10,907)	(32)%

*Percentage not meaningful

Total revenue decreased by $10.9 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This was primarily due to an earned $25.0 million upfront payment under the Tasly License Agreement in 2022, and a $2.0 million decrease from EMD Serono due to its decision to end clinical development of M1231. These decreases were partially offset by a $13.6 million increase from Astellas, of which $5.8 million was from the ongoing performance related to partially unsatisfied performance obligations, $5.1 million was from the financing component related to the Astellas Agreement, and $2.7 million was from research and development services, a $1.5 million increase in Merck revenue primarily due to a $2.4 million increase in manufacturing activities supporting clinical trial supply, partially offset by a $0.9 million decrease from the 2022 completion of the performance obligation associated with the extension of the research term for the first target program under the 2018 Merck Agreement, and a $1.0 million increase in BMS revenue primarily due to materials supply.

Research and Development Expense

Research and development expense increased by $18.7 million, or 30%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The overall increase was due primarily to increases of $8.9 million in personnel-related expenses due to higher headcount, $5.7 million in laboratory supplies and preclinical research and clinical development expenses, $2.0 million in consulting and outside services, $1.7 million in facilities-related expenses, and $0.4 million in equipment and office-related expenses.

General and Administrative Expense

General and administrative expense increased by $0.3 million, or 1%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was due primarily to increases of $0.7 million in equipment and office-related expenses, partially offset by a $0.4 million decrease in personnel-related expenses.

Interest Income

Interest income increased by $5.1 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, due primarily to higher average investment balances and higher average rates of return in 2023.

Unrealized Gain / (Loss) on Equity Securities

Unrealized gain on equity securities was $1.3 million during the six months ended June 30, 2023, as compared to an unrealized loss of $3.2 million for the six months ended June 30, 2022. The unrealized gain (loss) on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense increased by $0.4 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement. No non-cash interest expense was recorded during the six months ended June 30, 2022.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $4.7 million during the six months ended June 30, 2023, as compared to the six ended June 30, 2022, due primarily to the increase of $5.1 million from the financing component related to the Astellas Agreement, partially offset by a decrease of $0.4 million in interest incurred on our outstanding loan.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, and a royalty monetization. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $358.3 million, equity securities of $33.3 million, outstanding debt of $10.2 million and an accumulated deficit of $541.2 million.

Upfront Payment from Blackstone

In June 2023, we entered into a Purchase Agreement with Blackstone, pursuant to which we sold to Blackstone our 4% royalty, or revenue interest, in potential future net sales of Vaxcyte products, including VAX-24. We retain the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

Blackstone made an upfront payment of $140.0 million to us and will also pay up to an additional $250.0 million upon the achievement of various return thresholds, as set forth in the Purchase Agreement.

At-The-Market Sales

During the three and six months ended June, 2023, we sold an aggregate of 216,036 shares and 1,857,410 shares, respectively, of our common stock through our ATM Facility pursuant to the Sales Agreement with Jefferies. The gross proceeds from these sales were approximately $1.2 million and $12.4 million, respectively, before deducting fees of approximately $0.2 million and $0.4 million, respectively, resulting in net proceeds of approximately $1.0 million and $12.0 million, respectively.

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

As of June 30, 2023, we held 667,780 shares of Vaxcyte common stock, which include the 167,780 shares received from Vaxcyte under the Vaxcyte Agreement. The estimated fair value of Vaxcyte common stock was $33.3 million as of June 30, 2023.

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

In September 2020, we entered into a sublease agreement, or the Sublease with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. We commenced using the remaining 29,711 square feet of the Premises, or the Expansion Premises, on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of its obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheet as of June 30, 2023 and December 31, 2022.

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

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, marketing and distribution arrangements, royalty monetizations, or other sources of financing. Adequate additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, and may cause us to delay, reduce the scope of or suspend one or more of our pre-clinical and clinical studies, research and development programs or commercialization efforts, and may necessitate us to delay, reduce or terminate planned activities in order to reduce costs. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical studies.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(92,186)	$(38,441)
Net cash provided by investing activities	133,608	80,897
Net cash provided by financing activities	146,419	6,245
Net increase in cash, cash equivalents and restricted cash	$187,841	$48,701

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2023 was $92.2 million. Our net loss of $88.6 million included non-cash charges of $12.7 million for stock-based compensation, $3.6 million for the accretion of discount on marketable securities, $3.3 million for depreciation and amortization, $1.3 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $1.3 million for non-cash lease expense, and $0.4 million for non-cash interest expense on our deferred royalty obligation. Cash used in operating activities also reflected a net change in operating assets and liabilities of $16.7 million, due to a decrease of $8.7 million in deferred revenue from revenue recognized under our collaboration agreements, a decrease of $3.6 million in accrued compensation expense primarily due to bonuses paid in 2023 in connection with certain company 2022 goal achievements, an increase of $2.9 million in accounts receivable from our collaborators, a decrease of $1.7 million in our operating lease liability, and an increase of $0.1 million in prepaid expenses and other assets, which were partially offset by an increase of $0.5 million in accounts payable, accrued expenses and other liabilities due to timing of payments.

Cash used in operating activities for the six months ended June 30, 2022 was $38.4 million. Our net loss of $65.1 million included non-cash charges of $13.7 million for stock-based compensation, $3.2 million for unrealized loss on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $2.7 million for depreciation and amortization, $1.3 million for noncash lease expense, and $0.9 million for the amortization of premium on marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $4.9 million, due to an increase of $91.0 million in deferred revenue primarily due to the $90.0 million upfront payment receivable from Astellas, an increase of $1.9 million in accounts payable, accrued expenses and other liabilities due to timing of payments, and an increase of $0.9 million in our operating lease liability, which were partially offset by an increase of $85.2 million in accounts receivable from our collaborators, a decrease of $3.7 million in accrued compensation expense primarily due to bonuses paid in connection with certain company goal achievements, and an increase of $0.1 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

Cash provided by investing activities of $133.6 million for the six months ended June 30, 2023 was primarily related to maturities and sales of marketable securities of $277.5 million, partially offset by purchases of marketable securities of $141.4 million, and purchases of property and equipment of $2.5 million, principally for laboratory equipment.

Cash provided by investing activities of $80.9 million for the six months ended June 30, 2022 was primarily related to maturities and sales of marketable securities of $99.6 million, partially offset by purchases of marketable securities of $14.9 million and purchases of property and equipment of $3.8 million, principally for laboratory equipment.

Cash Flows from Financing Activities

Cash provided by financing activities of $146.4 million for the six months ended June 30, 2023 was primarily related to $139.7 million of net proceeds from the sale of future royalties, $12.0 million of net proceeds from our ATM Facility sales of common stock, $1.1 million of net proceeds received from participants in our employee equity plans, and $0.3 million of proceeds received from the exercise of common stock options, partially offset by a debt repayment of $6.3 million and a $0.5 million tax payment related to the net shares settlement of vested restricted stock units.

Cash provided by financing activities of $6.2 million for the six months ended June 30, 2022 was primarily related to $8.6 million of net proceeds from our ATM Facility sales of common stock, $1.0 million of net proceeds received from participants in our employee equity plans, and $0.2 million of proceeds received from the exercise of common stock options, partially offset by a debt repayment of $3.1 million, and a $0.4 million tax payment related to the net shares settlement of vested restricted stock units.

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the applicable accounting policies and estimates related to the deferred royalty obligation and related non-cash interest expense under the Purchase Agreement with Blackstone entered into in June 2023. We treat the sale of Vaxcyte future royalties to Blackstone as a deferred royalty obligation, as we have significant continuing involvement in the generation of the cash flows. Due to our continuing involvement, we will account for any royalties earned as non-cash revenue. As royalties are remitted to Blackstone from Vaxcyte, the balance of the deferred royalty obligation will be effectively amortized over the estimated life of the royalty term arrangement. We recorded the proceeds from this transaction as a liability on our Balance Sheets related to the sale of future royalties to be amortized to interest expense using the effective interest rate method over the estimated life of the royalty term arrangement. The liability related to sale of future royalties and the related interest expense are based on our current estimates of future royalties expected to be earned by Blackstone from Vaxcyte over the estimated life of the royalty term arrangement. We will periodically assess the estimated royalties to be earned using forecasts from external sources. To the extent our future estimates of earned royalties are greater or less than previous estimates or the estimated timing of such payments is materially different than our previous estimates, we will prospectively recognize related non-cash interest expense.

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

We had cash, cash equivalents and marketable securities of $358.3 million and $302.3 million as of June 30, 2023 and December 31, 2022, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, U.S. agency securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $33.3 million as of June 30, 2023, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of June 30, 2023 would decrease the fair value by $3.3 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of June 30, 2023 and December 31, 2022, we had $10.2 million and $16.3 million, respectively, in debt outstanding, net of debt discount. Until June 30, 2023, our existing debt with Oxford and SVB bore interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. In June 2023, we entered into an amendment to the LSA with Oxford and SVB (the “5th LSA Amendment”). Under the 5th LSA Amendment, effective July 1, 2023, the loan will bear interest at the floating per annum rate of interest equal to the greater of (i) 8.07% and (ii) the sum of (a) a specific published 1-month secured overnight financing rate (SOFR) reported on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 0.10%, plus (c) 6.40%. There was an immaterial impact of the 5th LSA Amendment on our financial statements. This debt matures on March 1, 2024 and was interest-only through March 1, 2022. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
Security breaches, cyber-attacks, loss of data, and other disruptions at our facilities or at our third-party contract research organization, or CROs, contract manufacturing organizations, or CMOs, or other vendors could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.

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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of June 30, 2023, had an accumulated deficit of $541.2 million. For the six months ended June 30, 2023, and the year ended December 31, 2022, our net loss was $88.6 million and $119.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates luvelta and STRO-001, and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of June 30, 2023, we had $358.3 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance luvelta, STRO-001 and STRO-003 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and worldwide clinical development activities;
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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We cannot provide assurance that anticipated collaborator payments will, in fact, be received. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration and other associated agreements, the sale of equity securities, debt financing and a royalty monetization agreement. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, royalty monetization or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control, including the factors impacting potential interest rates for any debt financings. Additional funds may not be available to us on acceptable terms or at all.

In addition, current macroeconomic conditions have caused turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank, or SVB, one of our banking partners and lenders, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Under the terms of our Loan and Security Agreement, we were required to keep substantially all of our cash and investments with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. While we were afforded full access to our cash and investments with SVB, and have since amended our Loan and Security Agreement to provide us with greater cash management flexibility, we may be impacted by other disruptions to the U.S. banking system, including potential delays in our ability to transfer funds whether held with SVB or otherwise and in short-term potential delays in making payments to vendors while new banking relationships are established.

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

We have no products on the market and all of our product candidates for cancer therapy are in clinical development. Our most advanced product candidate, luvelta, is in a recently initiated registration-directed Phase 2/3 trial, REFRaME. Additionally, as part of our BMS collaboration to develop of CC-99712, a BCMA targeting-ADC, we announced that BMS notified us of its decision to terminate its development of CC-99712 as a result of a portfolio prioritization decision and the sole worldwide rights to CC-99712 will revert to us upon the termination of the BMS Agreement. Further, Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484 in July 2022, a product candidate resulting from our cytokine-derivative collaboration. In the first quarter of 2022, Vaxcyte announced that it had initiated a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults, and announced clinical data in April 2023. Additionally, we have programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

To date, we have tested our first clinical stage product candidates, luvelta and STRO-001, our former partner BMS has tested CC-99712, our partner Merck has tested MK-1484, and our partner EMD Serono has tested M1231 in a limited number of clinical trial patients. In addition, Vaxcyte has tested its lead product candidate, VAX-24, a 24-valent pneumococcal conjugate vaccine, in a limited number of clinical trial patients. We may ultimately discover that our XpressCF® and XpressCF+® platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+® platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® and XpressCF+® platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+® platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval.

We most recently presented updated data from the dose escalation portion of our STRO-001 Phase 1 trial in December 2020. As of October 30, 2020, most treatment emergent adverse events were grade 1 or 2, with the most common grade 1-2 treatment emergent adverse events, or TEAEs, of nausea, fatigue, chills, anemia, headache, dyspnea, abdominal pain, vomiting, decreased appetite and pyrexia, and no ocular or neuropathy toxicity signals have been observed. Two grade 3 and no grade 4 treatment emergent adverse events were observed, one instance each of anemia and dyspnea. Subsequent to a previously announced protocol amendment in 2019 requiring pre-treatment screening imaging for patients at risk for thromboses, no thromboembolic events have been observed. We have completed phase 1 dose escalation in the STRO-001 Phase 1 trial following identification of the maximum tolerated dose.

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

We released preliminary final results of the dose-expansion portion of our luvelta Phase 1 trial in January 2023 and updated results in June 2023. Safety signals from this portion of the trial were consistent with data from the dose-escalation cohort. Neutropenia was the leading TEAE that resulted in a treatment delay or dose reduction. Arthralgia was the second most common Grade 3+ TEAE and second most common TEAE leading to dose reduction. There were also limited observed cases of febrile neutropenia, including one Grade 5 event at the 5.2 mg/kg starting dose level and one Grade 3 event at the 4.3 mg/kg starting dose level. The trial protocol was subsequently updated to require dose reduction for Grade 4 neutropenia. We also initiated an exploratory cohort C to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023.

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

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel, proprietary cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed clinical trial use of our product candidates luvelta and STRO-001, and our former partner BMS’s CC-99712 product candidate, and our partner EMD Serono’s M1231 product candidate, and our partner Merck’s MK-1484 product candidate, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

We expect that development of our own manufacturing facility will provide us with enhanced control of material supply for preclinical studies, clinical trials and the commercial market, enable more rapid implementation of process changes and allow for better long-term margins. However, we have limited experience as a company in establishing and operating a manufacturing facility and there exist only a small number of contract manufacturing organizations, or CMOs, with the experience necessary to manufacture our product candidates. We may have difficulty hiring experts for internal manufacturing or finding and maintaining relationships with external CMOs and, accordingly, our production capacity could be limited.

We have initiated technology transfers to enable large scale manufacture of extract and the reagents necessary to manufacture our products using our XpressCF® and XpressCF+® platforms. These large scale technology transfers may fail or be delayed, resulting in impacts to our development timelines and the costs associated with manufacturing our development products.

Our existing collaborations with Astellas, Merck, Vaxcyte, BioNova and Tasly are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, fail to fulfill their contract obligations, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into collaborations with other biotechnology companies to develop or commercialize several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. A substantial portion of our revenue to date has been derived from our collaboration agreements with Astellas, Merck, BMS, EMD Serono, Vaxcyte, BioNova, and Tasly, and a significant portion of our future revenue and cash resources is expected to be derived from some of these agreements, our royalty monetization agreement, or the Purchase Agreement, with an affiliate of Blackstone Life Sciences, or Blackstone, or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements or royalty monetization agreement, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, in March 2023 , EMD Serono informed us of its decision to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations. In June 2023, BMS informed us of its decision to deprioritize the development of CC-99712 and end our collaboration agreement, which will lead to us having worldwide rights to this development candidate in October 2023. As with EMD Serono, BMS’s decision was the result of a portfolio prioritization decision. Additionally, Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484, a cytokine derivative of IL-2 discovered and developed under our collaboration, in July 2022. Merck has worldwide rights to MK-1484 and sole discretion in the clinical development and commercialization for this product candidate. In December 2021, Merck did not extend the research term for another target program of the collaboration and that program reverted to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected product candidates. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, in June 2023, we announced our Purchase Agreement with Blackstone.

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

As of June 30, 2023, we had 297 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our CROs or other contractors or consultants we may utilize to mitigate a data security incident and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We have incurred successful phishing attempts in the past, although we believe that these attempts were detected and neutralized without any compromise to our data and prior to any significant impact to our business. We have also implemented measures to prevent such attacks, but we may still be subject to similar attacks in the future. We are also aware of publicly disclosed security breaches at certain third parties on which we rely. If such an event were to occur, whether to us or a third party on which we rely, and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, if we are unable to generate or maintain access to essential patient samples or data for our research and development and manufacturing activities for our programs, our business could be materially adversely affected.

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

In addition, a significant percentage of our employees work remotely from time to time, which presents certain risks to our business. For example, remote work presents significant demands on our information technology resources and systems and can be at risk for phishing and other malicious activity, which can result in an increase to the number of points of potential exposure, such as laptops and mobile devices, that need to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.

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

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Based on Section 382 studies performed for certain prior periods, it is more likely than not that we experienced an ownership change on November 20, 2019 and December 31, 2022, which imposed limitations on the use of our net operating losses arising before that date. In addition, we may have experienced other ownership changes in the past and may also experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Our investment in Vaxcyte is subject to risk

As of June 30, 2023, we held Vaxcyte common stock with a fair value of $33.3 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of health pandemics, geopolitical conflicts, rising interest rates, and inflation. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

Our cash and investments could be adversely affected if the financial institutions in which we hold our cash and investments fail.

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States and governments may not guarantee all depositors if such financial institutions were to fail, as the U.S. government did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. Any future adverse developments in the global banking system could directly or indirectly negatively impact our business, financial condition, results of operations and prospects. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.

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
•
the patents of others will not have a material or adverse effect on our business, financial condition, results of operations and prospects; and
•
our competitors may conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

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

We commenced a Phase 1 clinical trial of STRO-001, an ADC directed against CD74, for certain cancers in April 2018 and commenced a luvelta Phase 1 trial focused on ovarian and endometrial cancers in March 2019. Additionally, in the fourth quarter of 2021, we initiated a new cohort of the Phase 1 study of luvelta for endometrial cancer and an additional Phase 1 study for the treatment of ovarian cancer with luvelta in combination with bevacizumab. We expect to announce data from both the study of the combination of luvelta with bevacizumab for the treatment of ovarian cancer and the study of luvelta for the treatment of endometrial cancer in the second half of 2023. In addition, we announced in June 2023 the initiation of a Phase 2/3 pivotal study of luvelta for the treatment of platinum-resistant ovarian cancer. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission with the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

Separately, in response to the COVID-19 pandemic, for a period of time, the FDA temporarily postponed most inspections of foreign manufacturing facilities along with routine surveillance inspections of domestic manufacturing facilities. The FDA has since developed a rating system to determine what categories of regulatory activity can take place in a given geographic region. As of May 2021, the FDA was either continuing, on a case-by-case basis, to conduct “mission-critical” inspections (foreign and domestic) or, where possible to do so safely, resuming prioritized domestic inspections, which generally include preapproval, pre-license, surveillance, and for-cause inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to future health pandemics. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have been granted Orphan Drug Designation by the FDA for STRO-001 for the treatment of multiple myeloma and for luvelta for the treatment of Pediatric CBF/GLIS AML and our former collaborator BMS was granted Orphan Drug Designation by the FDA for CC-99712. As part of our business strategy, we may seek Orphan Drug Designation for our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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
•
the impact of accounting principles and tax laws, including as a result of recent tax law changes;
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
•
any adverse impact of health pandemics, including on our clinical trials and clinical trial operations;
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
•
changes in accounting principles or tax laws;
•
terrorist acts, acts of war or periods of widespread civil unrest, including the ongoing armed conflict in Ukraine;
•
natural disasters, epidemics, pandemics or contagious diseases, and other calamities;
•
political instability, including the occurrence of a temporary federal government shutdown; and
•
general economic, industry and market conditions.

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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, the global economy has continued to be impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1†˄	Purchase Agreement, dated June 21, 2023, between the Registrant and an affiliate of Blackstone Life Sciences.					X
10.2

Consent and Fifth Amendment to Loan and Security Agreement among Oxford Finance LLC, the Lenders (as defined in the certain Loan and Security Agreement, dated as of February 28, 2020) and the Registrant.

X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: August 10, 2023	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: August 10, 2023	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer