Form 10-Q
period 2023-09-30
SUTRO BIOPHARMA, INC.
filed 2023-11-13
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 60,953,204 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$81,834	$47,254
Marketable securities	239,274	255,090
Investment in equity securities	34,043	32,020
Accounts receivable	16,627	7,122
Prepaid expenses and other current assets	9,476	11,667
Total current assets	381,254	353,153
Property and equipment, net	22,344	24,621
Operating lease right-of-use assets	23,996	26,443
Other non-current assets	3,268	1,855
Restricted cash	872	872
Total assets	$431,734	$406,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,525	$4,797
Accrued compensation	11,369	13,142
Deferred revenue - current	23,983	16,759
Operating lease liability - current	6,174	4,585
Debt - current	7,137	12,500
Accrued expenses and other current liabilities	19,418	14,764
Total current liabilities	73,606	66,547
Deferred revenue - non-current	78,154	89,885
Operating lease liability - non-current	24,864	29,574
Debt - non-current	-	3,771
Deferred royalty obligation related to the sale of future royalties	142,763	-
Other non-current liabilities	-	119
Total liabilities	319,387	189,896
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 60,900,704 and 57,499,541 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	61	58
Additional paid-in-capital	702,752	670,223
Accumulated other comprehensive income (loss)	7	(618)
Accumulated deficit	(590,473)	(452,615)
Total stockholders’ equity	112,347	217,048
Total Liabilities and Stockholders’ Equity	$431,734	$406,944

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$16,924	$25,147	$40,010	$59,140
Operating expenses
Research and development	45,669	31,714	126,660	94,036
General and administrative	15,269	14,643	45,780	44,825
Total operating expenses	60,938	46,357	172,440	138,861
Loss from operations	(44,014)	(21,210)	(132,430)	(79,721)
Interest income	4,550	1,014	9,952	1,327
Unrealized gain on equity securities	694	3,496	2,023	323
Non-cash interest expense related to the sale of future royalties	(5,936)	-	(6,378)	-
Interest and other income (expense), net	(2,739)	(2,788)	(8,640)	(4,039)
Loss before provision for income taxes	(47,445)	(19,488)	(135,473)	(82,110)
Provision for income taxes	1,839	-	2,385	2,500
Net loss	$(49,284)	$(19,488)	$(137,858)	$(84,610)
Net loss per share, basic and diluted	$(0.81)	$(0.37)	$(2.30)	$(1.74)
Weighted-average shares used in computing basic and diluted loss per share	60,599,025	52,345,732	59,894,181	48,622,258

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(49,284)	$(19,488)	$(137,858)	$(84,610)
Other comprehensive (loss) income :
Net unrealized (loss) income on available-for-sale securities	(9)	20	625	(1,022)
Comprehensive loss	$(49,293)	$(19,468)	$(137,233)	$(85,632)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	57,499,541	$58	$670,223	$(618)	$(452,615)	$217,048
Exercise of common stock options	53,060	—	314	—	—	314
Issuance of common stock under Employee Stock Purchase Plan	239,060	—	1,097	—	—	1,097
Vesting of restricted stock units	801,769	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(73,003)	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	6,021	—	—	6,021
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $308	1,641,374	2	10,921	—	—	10,923
Net unrealized income on available-for-sale securities	—	—	—	511	—	511
Net loss	—	—	—	—	(50,050)	(50,050)
Balances at March 31, 2023	60,161,801	$60	$688,125	$(107)	$(502,665)	$185,413
Vesting of restricted stock units	94,500	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(1,296)	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	6,661	—	—	6,661
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $151	216,036	—	1,048	—	—	1,048
Net unrealized income on available-for-sale securities	—	—	—	123	—	123
Net loss	—	—	—	—	(38,524)	(38,524)
Balances at June 30, 2023	60,471,041	$60	$695,828	$16	$(541,189)	$154,715
Issuance of common stock under Employee Stock Purchase Plan	287,019	—	954	—	—	954
Vesting of restricted stock units	150,250	1	—	—	—	1
Stock transaction associated with taxes withheld on restricted stock units	(7,606)	—	(33)	—	—	(33)
Stock-based compensation expense	—	—	6,003	—	—	6,003
Net unrealized loss on available-for- sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(49,284)	(49,284)
Balances at September 30, 2023	60,900,704	$61	$702,752	$7	$(590,473)	$112,347

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	46,327,131	$46	$586,243	$(314)	$(333,411)	$252,564
Exercise of common stock options	32,497	—	180	—	—	180
Issuance of common stock under Employee Stock Purchase Plan	146,165	—	1,006	—	—	1,006
Vesting of restricted stock units	465,731	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(44,665)	—	(404)	—	—	(404)
Stock-based compensation expense	—	—	6,974	—	—	6,974
Net unrealized loss on available-for-sale securities	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(39,110)	(39,110)
Balances at March 31, 2022	46,926,859	$47	$593,998	$(1,152)	$(372,521)	$220,372
Exercise of common stock options	298	—	2	—	—	2
Vesting of restricted stock units	31,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(1,296)	—	(9)	—	—	(9)
Stock-based compensation expense	—	—	6,696	—	—	6,696
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $690	1,716,996	2	8,211			8,213
Net unrealized loss on available-for-sale securities	—	—	—	(204)	—	(204)
Net loss	—	—	—	—	(26,012)	(26,012)
Balances at June 30, 2022	48,674,232	$49	$608,898	$(1,356)	$(398,533)	$209,058
Exercise of common stock options	16,659	—	85	—	—	85
Issuance of common stock under Employee Stock Purchase Plan	124,351	—	607	—	—	607
Vesting of restricted stock units	76,875	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(7,606)	—	(50)	—	—	(50)
Stock-based compensation expense	—	—	6,782	—	—	6,782
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $902	5,746,849	6	32,706	—	—	32,712
Net unrealized gain on available-for- sale securities	—	—	—	20	—	20
Net loss	—	—	—	—	(19,488)	(19,488)
Balances at September 30, 2022	54,631,360	$55	$649,028	$(1,336)	$(418,021)	$229,726

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(137,858)	$(84,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,085	4,162
(Accretion of discount) amortization of premium on marketable securities	(6,022)	810
Stock-based compensation	18,685	20,452
Non-cash lease expenses	2,447	1,968
Realized gain on sale of equity securities	—	(30)
Unrealized gain on equity securities	(2,023)	(323)
Non-cash interest expense on deferred royalty obligation	6,378	—
Other	414	144
Changes in operating assets and liabilities:
Accounts receivable	(9,505)	1,213
Prepaid expenses and other assets	778	(2,941)
Accounts payable	755	(288)
Accrued compensation	(1,773)	(1,037)
Accrued expenses and other liabilities	4,579	1,329
Deferred revenue	(4,507)	85,156
Change in operating lease liability	(3,121)	1,408
Net cash (used in) provided by operating activities	(125,688)	27,413
Investing activities
Purchases of marketable securities	(379,728)	(114,498)
Maturities of marketable securities	390,960	88,460
Sales of marketable securities	11,231	32,764
Proceed from sale of equity securities	—	625
Purchases of equipment and leasehold improvements	(2,874)	(4,491)
Net cash provided by investing activities	19,589	2,860
Financing activities
Proceeds from sales of common stock, net of issuance costs	11,971	40,925
Payment of debt	(9,375)	(6,250)
Proceeds from the sale of future royalties, net of issuance costs	136,208	—
Proceeds from exercise of common stock options	314	267
Taxes paid related to net shares settlement of restricted stock units	(490)	(463)
Proceeds from employee stock purchase plan	2,051	1,613
Net cash provided by financing activities	140,679	36,092
Net increase in cash, cash equivalents and restricted cash	34,580	66,365
Cash, cash equivalents and restricted cash at beginning of period	48,126	31,286
Cash, cash equivalents and restricted cash at end of period	$82,706	$97,651
Supplemental disclosure of cash flow information:
Cash paid for interest	$971	$1,442
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$327	$1,775
Financing component associated with program fees	$7,531	$2,251

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

At-The-Market Sales

During the three and nine months ended September 30, 2023, the Company sold zero shares and 1,857,410 shares, respectively, of its common stock through its At-the-Market Facility (“ATM Facility”) pursuant to its Open Market Sales AgreementSM dated April 2, 2021 with Jefferies LLC (“Jefferies”), as sales agent (the “Sales Agreement”).

During the three and nine months ended September 30, 2023, the gross proceeds from these sales were approximately zero and $12.4 million, respectively, before deducting fees of approximately zero and $0.4 million, respectively, resulting in net proceeds of approximately zero and $12.0 million, respectively, to the Company.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2023, the Company had an accumulated deficit of $590.5 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of September 30, 2023, the Company had unrestricted cash, cash equivalents, and marketable securities of $321.1 million and equity securities of $34.0 million, consisting solely of common stock of Vaxcyte, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, marketable securities and equity securities as of September 30, 2023, will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its condensed financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.

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

	September 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$81,834	$96,779
Restricted cash	872	872
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$82,706	$97,651

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of September 30, 2023, and is based on our current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 9. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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

Materials Supply: The Company provides materials and reagents, clinical materials, and services to certain of its collaborators under separate agreements. The consideration for such services is generally based on FTE personnel effort used to manufacture those materials, reimbursed at an agreed upon rate in addition to agreed-upon pricing for the provided materials. The amounts billed are recognized as revenue as the performance obligations are met by the Company.

Revenue subject to governmental withholding taxes is recognized on a gross basis with the withholding taxes recorded as a component of income tax expense.

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$54,078	$54,078	$-	$-
Commercial paper	78,348	-	78,348	-
Corporate debt securities	54,494	-	54,494	-
Equity securities	34,043	34,043	-	-
Asset-backed securities	27,750	-	27,750	-
U.S. government securities	104,316	104,316	-	-
Total	$353,029	$192,437	$160,592	$-

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$36,486	$36,486	$-	$-
Commercial paper	87,140	-	87,140	-
Corporate debt securities	36,429	-	36,429	-
Equity securities	32,020	32,020	-	-
Asset-backed securities	14,016	-	14,016	-
U.S. government securities	91,251	91,251	-	-
U.S. agency securities	16,607	-	16,607	-
Supranational debt securities	16,481	-	16,481	-
Total	$330,430	$159,757	$170,673	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of September 30, 2023, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. As of December 31, 2022, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

Investments in Equity Securities

As of September 30, 2023 and December 31, 2022, the Company held 667,780 shares of Vaxcyte common stock with an estimated fair value of $34.0 million and $32.0 million, respectively. The Company recognized an unrealized gain of $0.7 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively, and an unrealized gain of $2.0 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	September 30, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$54,078	$-	$-	$54,078
Commercial paper	78,348	-	-	78,348
Corporate debt securities	54,501	4	(11)	54,494
Asset-based securities	27,743	8	(1)	27,750
U.S. government securities	104,309	7	-	104,316
U.S. agency securities	-	-	-	-
Total	318,979	19	(12)	318,986
Less amounts classified as cash equivalents	(79,711)	(2)	1	(79,712)
Total marketable securities	$239,268	$17	$(11)	$239,274

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$36,486	$-	$-	$36,486
Commercial paper	87,140	-	-	87,140
Corporate debt securities	36,554	2	(127)	36,429
Asset-based securities	14,026	-	(10)	14,016
U.S. government securities	91,619	8	(376)	91,251
U.S. agency securities	16,646	-	(39)	16,607
Supranational debt securities	16,555	-	(74)	16,481
Total	299,026	10	(626)	298,410
Less amounts classified as cash equivalents	(43,318)	(2)	-	(43,320)
Total marketable securities	$255,708	$8	$(626)	$255,090

There were $56.9 million and $139.5 million of investments in an unrealized loss position of $11 thousand and $0.6 million as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2023 and 2022, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after September 30, 2023 and 2022, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of September 30, 2023 and 2022. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of September 30, 2023 and December 31, 2022 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of September 30, 2023 and December 31, 2022.

In accordance with the collaboration agreements, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Bristol Myers Squibb Company (“BMS”)	$189	4,343	$5,591	8,774
Merck Sharp & Dohme Corporation (“Merck”)	83	10,157	2,776	11,367
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	166	8	2,200
Astellas Pharma Inc. (“Astellas”)	9,988	4,985	23,593	4,985
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	5,072	-	5,072	25,000
Vaxcyte	1,592	1,496	2,970	2,814
BioNova Pharmaceuticals, Ltd. (“BioNova”)	-	4,000	-	4,000
Total revenue	$16,924	$25,147	$40,010	59,140

The following table presents the changes in the Company’s deferred revenue balance from collaboration agreements during the nine months ended September 30, 2023:

Nine Months Ended
September 30, 2023
(in thousands)
Deferred revenue—December 31, 2022	$106,644
Additions to deferred revenue	11,018
Recognition of revenue in current period	(15,525)
Deferred revenue—September 30, 2023	$102,137

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $24.0 million of the deferred revenue over the next twelve months.

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

In June 2023, the Company received a notice of termination from BMS indicating that it was stopping development of CC-99712 due to a portfolio prioritization decision. The termination of the BMS Agreement was effective as of October 7, 2023 (the "Termination Date"). Following the Termination Date, the Company has sole worldwide rights to CC-99712.

As of September 30, 2023, and December 31, 2022, there was no deferred revenue related to payments received by the Company under the BMS Agreement.

As of September 30, 2023, and December 31, 2022, there was zero and $3.1 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development services	$-	$107	$413	$591
Materials supply	189	4,236	5,178	8,183
Total revenue	$189	$4,343	$5,591	$8,774

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

As of both September 30, 2023 and December 31, 2022, there was no deferred revenue related to the 2018 Merck Agreement and 2021 Amendment.

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

As of both September 30, 2023 and December 31, 2022, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$-	$-	$-	$862
Contingent payment	-	10,000	-	10,000
Research and development services	20	136	224	402
Materials supply	63	21	2,552	103
Total revenue	$83	$10,157	$2,776	$11,367

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

As of both September 30, 2023 and December 31, 2022, there was no deferred revenue related to payments received by the Company under the MDA Agreement or the 2019 EMD Serono Supply Agreement.

Revenues under the EMD Serono agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development services	$-	$78	$6	$494
Materials supply	-	88	2	1,706
Total revenue	$-	$166	$8	$2,200

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $32.3 million as of September 30, 2023, on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the three target programs.

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

Revenues under the Astellas Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$5,612	$1,925	$11,423	$1,925
Research and development services	1,920	809	4,639	809
Financing component on unearned revenue	2,456	2,251	7,531	2,251
Total revenue	$9,988	$4,985	$23,593	$4,985

As of September 30, 2023 and December 31, 2022, there was $74.6 million and $86.1 million of deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

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

The promises related to the licensed know-how and Sutro patents, license to trademark rights, and initial regulatory data and information necessary to prepare an IND are considered to be interdependent and not distinct from each other, representing a combined output. The Company determined that these promises are capable of being distinct from the collaboration governance and information sharing activities discussed below and further determined that this unit of account is a vendor-customer relationship and accounted for it in accordance with ASC 606. All potential future milestones and other payments were considered constrained at the inception of the Tasly License Agreement since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. Since there is only one performance obligation accounted for under ASC 606, no allocation of the transaction price was necessary.

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the three and nine months ended September 30, 2023 and 2022, the Company recognized a reduction of $16 thousand and zero, respectively, in research and development expenses under the Tasly License Agreement.

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

During the three months ended September 30, 2023, the Company recognized a $5.0 million contingent payment as revenue, net of withholding tax, after Tasly received its first IND clearance by National Medical Products Administration, or NMPA, in Greater China. The withholding tax of $0.5 million was recorded as an income tax charge related to the contingent payment.

During the three months ended September 30, 2023, the Company recognized a $5.0 million contingent payment, received by the Company from Tasly related to the first patient dosed in the Company’s REFRaME trial for luvelta, as deferred revenue, net of withholding tax of $0.5 million. The REFRaME study consists of two parts, Part I being the dose-finding portion and Part II being the portion of the study that will focus on the selected dose from Part I, and is intended to generate data to enable the potential registration of luvelta. Although it currently intends to conduct the REFRaME study to completion, the Company has the sole discretion to terminate the REFRaME study at any time. As such, the Company has agreed with Tasly that, in the event the Company terminates the REFRaME study prior to dosing the first patient in Part II, the Company will refund Tasly the contingent payment received by the Company within 30 days of such study termination. Given the above, the contingent payment received by the Company was considered constrained for accounting purposes during the three months ended September 30, 2023, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. The withholding tax was recorded by the Company as a tax charge related to the received contingent payment.

Revenues under the Tasly License Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Upfront payment	$–	$–	$–	$25,000
Contingent payments	5,000	–	5,000	–
Research and development services	72	–	72	–
Total revenue	$5,072	$–	$5,072	$25,000

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of September 30, 2023 and December 31, 2022, there was $6.1 million and $4.8 million, respectively, in such accruals related to the Vaxcyte Supply Agreement.

For the three and nine months ended September 30, 2023, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $2.8 million and $5.6 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

For the three and nine months ended September 30, 2022, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $4.0 million and $10.2 million, respectively.

Revenues under the Vaxcyte Supply Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development services	$636	$651	$1,707	$1,794
Materials supply	956	845	1,263	1,020
Total revenue	$1,592	$1,496	$2,970	$2,814

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

Additionally, pursuant to the Vaxcyte Agreement, the Company and Vaxcyte agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event Vaxcyte exercises the Option (the “Form Definitive Agreement”). In September 2023, the Company and Vaxcyte mutually agreed upon the Form Definitive Agreement, and in October 2023, the Company received a $5.0 million payment from Vaxcyte.

Effective immediately upon agreement to the Form Definitive Agreement, the Company and Vaxcyte entered into amendment No 3. (the “Amendment”) to that certain license agreement between the Company and Vaxcyte, dated August 1, 2014, and amended and restated on October 12, 2015, and amended again on May 9, 2018 and May 29, 2018 (the “License Agreement”). The Amendment amended certain terms of the License Agreement including with respect to (i) royalty reduction provisions applicable in the event of expiration of relevant patent claims, which would result in lower royalties payable by Vaxcyte under certain circumstances, (ii) the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the License Agreement, and (iii) the timing and form for financial reporting of royalty payment calculations.

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

As of September 30, 2023 and December 31, 2022, there was $22.5 million and $17.5 million, respectively, of deferred revenue, related to the payment receivable upon agreement to the Form Definitive Agreement, and the upfront cash and stock payments received by the Company under the Vaxcyte Agreement.

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

In June 2022, the Company entered into an amendment to the LSA with Oxford and SVB (the “LSA Amendment”). The LSA Amendment added a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million. The Company was in compliance with the financial covenant under the LSA Amendment as of September 30, 2023.

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

In June 2023, the Company entered into an amendment to the LSA with Oxford and SVB (the “5th LSA Amendment”). Under the 5th LSA Amendment, effective July 1, 2023, the loan bears interest at the floating per annum rate of interest equal to the greater of (i) 8.07% and (ii) the sum of (a) a specific published 1-month secured overnight financing rate (SOFR) reported on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 0.10%, plus (c) 6.40%. There was an immaterial impact of the 5th LSA Amendment on the financial statements of the Company.

As of September 30, 2023 and December 31, 2022, the Company has classified $7.1 million and $12.5 million, respectively, of the outstanding debt balance as a current liability, and zero and $3.8 million, respectively, as a non-current liability, which reflects the scheduled repayment terms under the February 2020 LSA.

As of both September 30, 2023 and December 31, 2022, accrued interest expense was $0.1 million.

During the three and nine months ended September 30, 2023, the Company recorded interest expense related to loans outstanding of $0.3 million and $1.1 million, respectively, with average interest rates of 11.76% and 11.38%, respectively, which includes interest related to the accretion of debt discount of $0.1 million and $0.3 million, respectively.

During the three and nine months ended September 30, 2022, the Company recorded interest expense related to loans outstanding of $0.6 million and $1.8 million, respectively, with average interest rates of 8.63% and 8.26%, respectively, which includes interest related to the accretion of debt discount of $0.1 million and $0.4 million, respectively.

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$1,979	$1,539	$5,055	$4,615
Short-term lease cost	59	19	102	60
Variable lease cost	580	325	1,431	1,179
Total lease costs	$2,618	$1,883	$6,588	$5,854

During the three and nine months ended September 30, 2023, the Company recorded operating lease expense of $2.0 million and $5.1 million, respectively. As of September 30, 2023, the Company paid $5.7 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

During the three and nine months ended September 30, 2022, the Company recorded operating lease expense of $1.5 million and $4.6 million, respectively. As of September 30, 2022, the Company paid $1.2 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the condensed Statements of Cash Flows.

As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 4.0 years and 4.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2023	$2,266
2024	9,219
2025	9,533
2026	8,994
2027	8,289
Total lease payments	38,301
Less: imputed interest	(7,263)
Operating lease liabilities	31,038
Less: current portion	(6,174)
Total lease liabilities, non-current	$24,864

Indemnification & Other

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners, board members, officers, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company, negligence or willful misconduct of the Company, violations of law by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s condensed Balance Sheets, condensed Statements of Operations, or condensed Statements of Cash Flows. The Company currently has directors’ and officers’ liability insurance.

In addition, the Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$6,144	$4,830
CMO-related accrual	7,428	3,900
Clinical trials-related accrual	2,804	2,954
Other	3,042	3,080
Total accrued expenses and other current liabilities	$19,418	$14,764

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

Under the Purchase Agreement, and in connection with its sale of the Purchased Interest, the Company has agreed to certain covenants with respect to the exercise of its rights under the 2015 License Agreement, including with respect to the Company’s right to amend, assign and terminate the 2015 License Agreement. The Purchase Agreement contains other customary terms and conditions, including representations and warranties, covenants, and indemnification obligations in favor of each party.

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within our control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company will periodically assess the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than our original estimates, the Company will prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of September 30, 2023, our effective interest rate used to amortize the liability is 17.0%.

During the three and nine months ended September 30, 2023, the Company recognized approximately $5.9 million and $6.4 million, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. As of September 30, 2023, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation since transaction inception through September 30, 2023:

September 30,
2023
(in thousands)
Proceeds from the sale of future Vaxcyte royalties	$140,000
Issuance costs	(3,792)
Non-cash interest expense associated with the sale of future Vaxcyte royalties	6,378
Amortization of issuance costs	177
Deferred royalty obligation related to the sale of future Vaxcyte royalties, net	$142,763

10. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	September 30,	December 31,
	2023	2022
Common stock options issued and outstanding	7,920,561	7,310,611
Common stock awards issued and outstanding	5,213,248	3,958,478
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,903,250	1,541,706
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	914,911	865,995
Warrants to purchase common stock	127,616	127,616
Total	16,079,586	13,804,406

Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, the Company had a total of 1,903,250 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2022	7,310,611	$12.68
Granted	1,562,500	5.43
Exercised	(53,060)	5.92
Canceled and forfeited	(899,490)	12.69
Stock options outstanding at September 30, 2023	7,920,561	11.30
Stock options exercisable at September 30, 2023	5,484,791	$12.56

Restricted Stock Units

During the nine months ended September 30, 2023, the Company granted 2,629,225 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually, and generally, will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the nine months ended September 30, 2023 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2022	3,958,478	$11.70
Granted	2,629,225	5.58
Vested and released	(1,046,519)	12.51
Canceled and forfeited	(327,936)	10.24
Non-vested September 30, 2023	5,213,248	$8.55

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

As of September 30, 2023, 1,270,335 shares had been purchased and 914,911 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development expense:	$2,877	$2,630	$8,825	$7,514
General and administrative expense:	3,126	4,152	9,860	12,938
Total	$6,003	$6,782	$18,685	$20,452

As of September 30, 2023, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $12.9 million and $34.7 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.1 years and 2.4 years, respectively. As of September 30, 2023, there was $0.6 million of unrecognized stock-based compensation expense related to the ESPP.

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

12. Provision for Income Taxes

For the three and nine months ended September 30, 2023, the Company recognized an income tax expense of $1.8 million and $2.4 million, respectively, resulting in an effective tax rate of (1.2)%.

The income tax charge for the three and nine months ended September 30, 2023, was primarily due to unfavorable book-tax differences related to capitalizing and amortizing research and development expenditures under Internal Revenue Code, or IRC, Section 174, the upfront payment from the sale of future royalties, foreign income tax, and IRC Section 382 limitations imposed on the utilization of the Company's historical tax attributes as a result of cumulative ownership changes that the Company more likely than not experienced in prior years. The effective tax rates for the three and nine months ended September, 2023 vary from the U.S. federal statutory tax rate of 21% primarily due to the Company’s inability to recognize the benefit from its net deferred tax assets, which are offset by a valuation allowance. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

The Company recorded a foreign income tax charge of zero and $2.5 million during the three and nine months ended September 30, 2022, respectively, due to a withholding tax in China on its license revenue from Tasly.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(49,284)	$(19,488)	$(137,858)	$(84,610)
Denominator:
Shares used in computing net loss per share	60,599,025	52,345,732	59,894,181	48,622,258
Net loss per share, basic and diluted	$(0.81)	$(0.37)	$(2.30)	$(1.74)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the period ended September 30, 2023 and 2022, because including them would have been antidilutive:

	As of September 30,
	2023	2022
Common stock options issued and outstanding	7,920,561	7,473,527
Restricted stock units issued and outstanding	5,213,248	3,893,070
Warrants to purchase common stock	127,616	127,616
Shares to be issued under employee stock purchase plan	38,772	23,346
Total	13,300,197	11,517,559

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

Luvelta was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+® platform. Our first Phase 1 trial for luvelta is an open-label study evaluating luvelta as a monotherapy for patients with ovarian and endometrial cancers. This trial is being conducted in two-parts, dose escalation and dose expansion. The primary objectives of the clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics and additional safety, tolerability, and efficacy measures.

In 2019, we began enrolling patients in a Phase 1 trial of luvelta that focused on ovarian and endometrial cancers. The dose escalation portion of the luvelta Phase 1 trial has been completed and the dose expansion portion of the trial to assess the efficacy, safety, and tolerability of luvelta is ongoing. In January 2023, we reported preliminary final results from the dose-expansion cohort in platinum-resistant ovarian cancer and updated results in June 2023. The data from the dose-escalation and dose expansion cohorts suggested that luvelta exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population. We also initiated an exploratory cohort C to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023. Early results from these initial 10 patients in cohort C, when compared to patients who were not given prophylactic pegfilgrastim in the dose-expansion cohort at a starting dose of 5.2 mg/kg (n=21) demonstrated substantial reductions in Grade 3+ neutropenia and instances of dose delays.

We announced preliminary data from our Phase 1 dose-expansion study of luvelta for the treatment of endometrial cancer in October 2023, which demonstrated a similar encouraging preliminary efficacy and safety profile to that observed in connection with our study of luvelta in connection with platinum-resistant ovarian cancer. Initial data were presented on 16 patients with at least one post baseline scan of 17 total patients enrolled. In patients with endometrial cancer having a tumor proportion score, or TPS, of greater than 25% FolRα expression (n=7), confirmed partial response, or PR, was seen in 29% (2/7) and the Disease Control Rate, or DCR, was 86% (6/7). In patients with endometrial cancer having TPS ≥1% FolRα expression (n=16), confirmed PR was seen in 19% (3/16) and the DCR was 69% (11/16). Consistent with previous reported luvelta safety results, the most common adverse event was neutropenia and no new safety signals were observed.

We plan to announce updated data from cohort C and from the study of the combination of luvelta with bevacizumab for the treatment of ovarian cancer in the second half of 2023. In August 2021, luvelta was granted Fast Track Designation by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. We are currently in discussions with the FDA and EMA to refine our proposed trial design for a registration-directed trial of luvelta. In June 2023, we announced that sites are open for enrollment in our registration-directed Phase 2/3 trial of luvelta, referred to as REFRaME, for patients with platinum-resistant ovarian cancer. The first patient was enrolled in Part I of the REFRaME study in July 2023.

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

Our next most advanced product candidate is STRO-001, an optimally designed ADC directed against the cancer target CD74, for multiple myeloma and NHL. STRO-001 was designed and optimized for maximal therapeutic index by placing linker-warheads at specific locations within the antibody using our proprietary XpressCF+® platform. The Phase 1 trial for STRO-001 is an open-label study evaluating STRO-001 as a monotherapy for patients with multiple myeloma and NHL. The trial is being conducted in two parts: dose escalation and dose expansion. The primary objectives of the trial are to determine the safety and tolerability profile of STRO-001, to determine the recommended Phase 2 dose level and interval and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize the human pharmacokinetics of STRO-001 and additional safety, tolerability, and efficacy measures.

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

We also have two preclinical product candidates for which IND-enabling activities are underway. The first, STRO-003, is a single homogeneous ADC directed against an anti-Receptor tyrosine kinase-like orphan receptor 1, or ROR1, which we intend to develop for the treatment of solid tumors. We presented expanded preclinical data for STRO-003 at the American Association for Cancer Research (AACR) Annual Meeting in April 2023, which demonstrated potent anti-tumor activity and immune-modulating properties, suggesting that STRO-003 may have the potential to augment checkpoint blockade therapy. Preparations are underway for IND enabling studies for STRO-003, which we expect will be completed in 2024. We expect to begin Phase 1 safety studies of STRO-003 in 2024. The second preclinical product candidate, STRO-004, is an ADC directed against Tissue Factor, or TF, which is also intended for the treatment of solid tumors.

Enabled through our proprietary XpressCF® and XpressCF+®platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, including an immunostimulatory antibody-drug conjugates collaboration with Astellas, a cytokine derivatives collaboration with Merck; BioNova; and Tasly. Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In the first quarter of 2022, Vaxcyte announced that it had initiated a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults. In April 2023, Vaxcyte announced positive clinical data from this trial. Also in 2022, we entered into an agreement with Vaxcyte, granting it an option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights. In October 2023, Vaxcyte announced FDA clearance of its investigational new drug application for VAX-31, a 31-valent pneumococcal conjugate vaccine candidate for the prevention of invasive pneumococcal disease in adults. Further, in June 2023, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Blackstone, in which Blackstone acquired the right to receive our 4% revenue interest in Vaxcyte’s future products, including VAX-24 and other products developed by Vaxcyte under its license with us. In August 2023, Tasly received its first IND clearance by NMPA in Greater China for luvelta. Additionally, we have sole worldwide rights to develop CC-99712 following the termination of our collaboration with BMS.

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

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $132.4 million and a net loss of $137.9 million for the nine months ended September 30, 2023, which net loss included the non-operating, unrealized gain of $2.0 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $79.7 million and net loss of $84.6 million, which net loss included the non-operating, unrealized gain of $0.3 million related to our holdings of Vaxcyte common stock, for the nine months ended September 30, 2022. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of September 30, 2023, we had an accumulated deficit of $590.5 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. Our operating expenses would significantly increase due to continued activities to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Current capital market conditions provide a challenging financing environment. In this context, we are evaluating our programs and spending as we fully develop our 2024 goals and financial plan. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and those of our collaborators, and include salaries, employee benefits, stock-based compensation, laboratory supplies, outsourced research and development expenses, professional services, and allocated facilities-related costs. We expense both internal and external research and development costs as they are incurred. Nonrefundable advance payments for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as expenses as the related services are performed.

We expect our research and development expenses would increase in the future due to activities to advance our product candidates into and through preclinical studies and clinical trials, pursue regulatory approval of our product candidates, expand our pipeline of product candidates, and continue to develop our manufacturing facility and capabilities. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$8,391	$8,924	$25,825	$25,378
Process and product development	5,047	3,857	15,264	11,302
Manufacturing	10,074	9,132	32,804	27,101
Clinical development	3,083	2,452	9,101	6,492
Total internal costs	26,595	24,365	82,994	70,273
External Program Costs:
Research and drug discovery	1,522	1,003	2,366	2,574
Process and product development	759	69	2,189	337
Manufacturing	11,033	3,149	21,353	11,857
Clinical development	5,760	3,128	17,758	8,995
Total external program costs	19,074	7,349	43,666	23,763
Total research and development expenses	$45,669	$31,714	$126,660	$94,036

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resources, audit, accounting and tax services and allocated facilities-related costs. Personnel costs include salaries, employee benefits and stock-based compensation. We expect to incur expenses operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on the Nasdaq Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. The size of our administrative function and our general and administrative expenses to support the anticipated growth of our business would increase as we continue to advance our product candidates into and through the clinic.

Interest Income

Interest income consists primarily of interest earned on our invested funds.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities consists of the remeasurement of our investment in Vaxcyte common stock.

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense related to the sale of future Vaxcyte royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method. As further described in the interim condensed financial statements Note 9. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2023, we entered into the Purchase Agreement with Blackstone, pursuant to which we sold to Blackstone our 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including VAX-24.

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

Income Taxes

We recorded an income tax charge of $1.8 million and $2.4 million during the three and nine months ended September 30, 2023, respectively. The income tax charge was primarily due to unfavorable book-tax differences related to capitalizing and amortizing research and development expenditures under Internal Revenue Code, or IRC, Section 174, the upfront payment from the sale of future royalties, foreign income tax, and IRC Section 382 limitations imposed on the utilization of our historical tax attributes as a result of cumulative ownership changes that we more likely than not experienced in prior years.

We recorded a foreign income tax charge of zero and $2.5 million during the three and nine months ended September 30, 2022, respectively, due to a withholding tax in China on an upfront license fee payment received from Tasly.

All other income tax charges and benefits for the three and nine months ended September 30, 2023, and 2022, have been immaterial, primarily due to the net loss in each period. Our deferred tax assets continue to be fully offset by a valuation allowance.

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,
	2023	2022	Change	Change (%)
	(in thousands)
Revenues	$16,924	$25,147	$(8,223)	(33)%
Operating expenses
Research and development	45,669	31,714	13,955	44%
General and administrative	15,269	14,643	626	4%
Total operating expenses	60,938	46,357	14,581	31%
Loss from operations	(44,014)	(21,210)	(22,804)	108%
Interest income	4,550	1,014	3,536	349%
Unrealized gain on equity securities	694	3,496	(2,802)	(80)%
Non-cash interest expense related to the sale of future royalties	(5,936)	-	(5,936)	*
Interest and other income (expense), net	(2,739)	(2,788)	49	(2)%
Loss before provision for income taxes	(47,445)	(19,488)	(27,957)	143%
Provision for income taxes	1,839	-	1,839	*
Net loss	$(49,284)	$(19,488)	$(29,796)	153%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	September 30,
	2023	2022	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$189	$4,343	$(4,154)	(96)%
Merck Sharp & Dohme Corporation (“Merck”)	83	10,157	(10,074)	(99)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	166	(166)	(100)%
Astellas Pharma Inc. (“Astellas”)	9,988	4,985	5,003	100%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	5,072	-	5,072	*
Vaxcyte	1,592	1,496	96	6%
BioNova Pharmaceuticals, Ltd. (“BioNova”)	-	4,000	(4,000)	(100)%
Total revenue	$16,924	$25,147	$(8,223)	(33)%

*Percentage not meaningful

Total revenue decreased by $8.2 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This was primarily due to an earned $10.0 million contingent payment from Merck in 2022, an earned $4.0 million licensing option payment from BioNova in 2022, and a $4.1 million and a $0.2 million decrease in BMS and EMD Serono revenue, respectively, due to their decisions to end clinical development of CC-99712 and M1231, respectively, in 2023. These decreases were partially offset by a contingent payment of $5.0 million earned from Tasly in 2023, a $5.0 million increase from Astellas, of which $3.7 million was from the ongoing performance related to partially unsatisfied performance obligations, $1.1 million was from research and development services, and $0.2 million was from the financing component related to the Astellas Agreement, and a $0.1 million increase in Vaxcyte revenue.

Research and Development Expense

Research and development expense increased by $13.9 million, or 44%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The overall increase was due primarily to increases of $9.7 million in consulting and outside services mainly due to increased CMO-related activities, $2.3 million in personnel-related expenses due to higher headcount, $2.1 million in clinical development expenses, and $1.2 million in facilities-related expenses, partially offset by decreases of $0.8 million in preclinical research expenses and $0.6 million in laboratory supplies.

General and Administrative Expense

General and administrative expense increased by $0.6 million, or 4%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The overall increase was due primarily to increases of $1.0 million in consulting and outside services, $0.5 million in facilities-related expenses, and $0.3 million in equipment and office-related expenses, partially offset by a $1.2 million decrease in personnel-related expenses.

Interest Income

Interest income increased by $3.5 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due primarily to higher average investment balances and higher average rates of return in 2023.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $0.7 million during the three months ended September 30, 2023, as compared to an unrealized gain of $3.5 million for the three months ended September 30, 2022. The unrealized gain on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense increased by $5.9 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement. No non-cash interest expense was recorded during the three months ended September 30, 2022.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $49 thousand during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due primarily to a decrease of $0.3 million in interest incurred on our outstanding loan, partially offset by an increase of $0.2 million from the financing component related to the Astellas Agreement.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,
	2023	2022	Change	Change (%)
	(in thousands)
Revenues	$40,010	$59,140	$(19,130)	(32)%
Operating expenses
Research and development	126,660	94,036	32,624	35%
General administrative	45,780	44,825	955	2%
Total operating expenses	172,440	138,861	33,579	24%
Loss from operations	(132,430)	(79,721)	(52,709)	66%
Interest income	9,952	1,327	8,625	650%
Unrealized gain on equity securities	2,023	323	1,700	526%
Non-cash interest expense related to the sale of future royalties	(6,378)	-	(6,378)	*
Interest and other income (expense), net	(8,640)	(4,039)	(4,601)	114%
Loss before provision for income taxes	(135,473)	(82,110)	(53,363)	65%
Provision for income taxes	2,385	2,500	(115)	(5)%
Net loss	$(137,858)	$(84,610)	$(53,248)	63%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Nine Months Ended
	September 30,
	2023	2022	Change	Change (%)
	(in thousands)
Bristol Myers Squibb Company (“BMS”)	$5,591	$8,774	$(3,183)	(36)%
Merck Sharp & Dohme Corporation (“Merck”)	2,776	11,367	(8,591)	(76)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	8	2,200	(2,192)	(100)%
Astellas Pharma Inc. (“Astellas”)	23,593	4,985	18,608	373%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	5,072	25,000	(19,928)	(80)%
Vaxcyte	2,970	2,814	156	6%
BioNova Pharmaceuticals, Ltd. (“BioNova”)	–	4,000	(4,000)	(100)%
Total revenue	$40,010	$59,140	$(19,130)	(32)%

*Percentage not meaningful

Total revenue decreased by $19.1 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This was primarily due to a $20.0 million decrease in Tasly revenue from an earned $25.0 million upfront payment under the Tasly License Agreement in 2022, partially offset by a contingent payment of $5.0 million earned in 2023, an $8.6 million decrease in Merck revenue primarily due to an earned $10.0 million contingent payment from Merck in 2022, a $0.9 million decrease from the 2022 completion of the performance obligation associated with the extension of the research term for the first target program under the 2018 Merck Agreement, partially offset by a $2.3 million increase in manufacturing activities supporting clinical trial supply, a $4.0 million decrease in BioNova revenue due to an earned licensing option payment in 2022, and a $3.2 million and $2.2 million decrease in BMS and EMD Serono revenue, respectively, due to their decisions to end clinical development of CC-99712 and M1231, respectively, in 2023. These decreases were partially offset by an $18.6 million increase from Astellas, of which $9.5 million was from the ongoing performance related to partially unsatisfied performance obligations, $5.3 million was from the financing component related to the Astellas Agreement, and $3.8 million was from research and development services, and a $0.1 million increase in Vaxcyte revenue.

Research and Development Expense

Research and development expense increased by $32.6 million, or 35%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The overall increase was due primarily to increases of $11.6 million in consulting and outside services mainly due to increased CMO-related activities, $11.1 million in personnel-related expenses due to higher headcount, $8.5 million in clinical development expenses, $3.0 million in facilities-related expenses, $0.6 million in laboratory supplies, and $0.5 million in equipment and office-related expenses, partially offset by a decrease of $2.7 million in preclinical research expenses.

General and Administrative Expense

General and administrative expense increased by $1.0 million, or 2%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The overall increase was due primarily to increases of $1.0 million in consulting and outside services, $0.9 million in equipment and office-related expenses, and $0.6 million in facilities-related expenses, partially offset by a $1.5 million decrease in personnel-related expenses.

Interest Income

Interest income increased by $8.6 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due primarily to higher average investment balances and higher average rates of return in 2023.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $2.0 million during the nine months ended September 30, 2023, as compared to an unrealized gain of $0.3 million for the nine months ended September 30, 2022. The unrealized gain on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense increased by $6.4 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement. No non-cash interest expense was recorded during the nine months ended September 30, 2022.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $4.6 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due primarily to the increase of $5.3 million from the financing component related to the Astellas Agreement, partially offset by a decrease of $0.7 million in interest incurred on our outstanding loan.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, and a royalty monetization. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $321.1 million, equity securities of $34.0 million, outstanding debt of $7.1 million and an accumulated deficit of $590.5 million.

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

At-The-Market Sales

During the three and nine months ended September 30, 2023, we sold an aggregate of zero and 1,857,410 shares, respectively, of our common stock through our ATM Facility pursuant to the Sales Agreement with Jefferies. The gross proceeds from these sales during the nine months ended September 30, 2023 were approximately $12.4 million, before deducting fees of approximately $0.4 million, resulting in net proceeds of approximately $12.0 million.

Contingent and Upfront Payments from Tasly

In August 2023, Tasly received the first IND clearance by NMPA in Greater China. As a result of this achievement, we earned a $5.0 million contingent payment from Tasly under the Tasly License Agreement. The contingent payment, net of withholding tax of $0.5 million, resulted in a net payment to us of $4.5 million received in October 2023.

During the three months ended September 30, 2023, we received a $5.0 million contingent payment from Tasly related to the first patient dosed in our REFRaME trial for luvelta, net of withholding tax of $0.5 million. The REFRaME study consists of two parts, Part I being the dose-finding portion and Part II being the portion of the study that will focus on the selected dose from Part I, and is intended to generate data to enable the potential registration of luvelta. Although we currently intend to conduct the REFRaME study to completion, we have the sole discretion to terminate the REFRaME study at any time. As such, we have agreed with Tasly, that in the event we terminate the REFRaME study prior to dosing the first patient in Part II, we will refund Tasly the contingent payment received by us within 30 days of such study termination.

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

Upfront Payments from Vaxcyte and Vaxcyte Equity Ownership

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

Additionally, pursuant to the Vaxcyte Agreement, we agreed with Vaxcyte to negotiate the terms and conditions of the Form Definitive Agreement to be entered into in the event Vaxcyte exercises the Option. In September 2023, we mutually agreed in writing with Vaxcyte upon the Form Definitive Agreement, and in October 2023, we received a $5.0 million payment from Vaxcyte.

As of September 30, 2023, we held 667,780 shares of Vaxcyte common stock, which include the 167,780 shares received from Vaxcyte under the Vaxcyte Agreement. The estimated fair value of Vaxcyte common stock was $34.0 million as of September 30, 2023.

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

In September 2020, we entered into a sublease agreement, or the Sublease with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. We commenced using the remaining 29,711 square feet of the Premises, or the Expansion Premises, on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of its obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheet as of September 30, 2023 and December 31, 2022.

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

To the extent we raise additional capital through new collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(125,688)	$27,413
Net cash provided by investing activities	19,589	2,860
Net cash provided by financing activities	140,679	36,092
Net increase in cash, cash equivalents and restricted cash	$34,580	$66,365

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $125.7 million. Our net loss of $137.9 million included non-cash charges of $18.7 million for stock-based compensation, $6.4 million for non-cash interest expense on our deferred royalty obligation, $6.0 million for the accretion of discount on marketable securities, $5.1 million for depreciation and amortization, $2.4 million for non-cash lease expense, and $2.0 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock. Cash used in operating activities also reflected a net change in operating assets and liabilities of $12.8 million, due to an increase of $9.5 million in accounts receivable from our collaborators, a decrease of $4.5 million in deferred revenue from revenue recognized under our collaboration agreements, a decrease of $3.1 million in our operating lease liability, and a decrease of $1.8 million in accrued compensation expense, which were partially offset by an increase of $5.3 million in accounts payable, accrued expenses and other liabilities due to timing of payments, and a decrease of $0.8 million in prepaid expenses and other assets.

Cash provided by operating activities for the nine months ended September 30, 2022 was $27.4 million. Our net loss of $84.6 million included non-cash charges of $20.5 million for stock-based compensation, $4.2 million for depreciation and amortization, $2.0 million for non-cash lease expense, $0.8 million for the amortization of premium on marketable securities, and $0.3 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock. Cash provided by operating activities also reflected a net change in operating assets and liabilities of $84.8 million, due to an increase of $85.2 million in deferred revenue primarily due to the upfront payment from Astellas, an increase of $1.4 million in our operating lease liability, a decrease of $1.2 million in accounts receivable from our collaborators, and an increase of $1.0 million in accounts payable and other liabilities due to timing of payments, partially offset by an increase of $2.9 million in prepaid expenses and other assets, and a decrease of $1.0 million in accrued compensation expense.

Cash Flows from Investing Activities

Cash provided by investing activities of $19.6 million for the nine months ended September 30, 2023 was primarily related to maturities and sales of marketable securities of $402.2 million, partially offset by purchases of marketable securities of $379.7 million, and purchases of property and equipment of $2.9 million, principally for laboratory equipment.

Cash provided by investing activities of $2.9 million for the nine months ended September 30, 2022 was primarily related to maturities and sales of marketable securities of $121.2 million and proceeds from sale of equity securities of $0.6 million, partially offset by purchases of marketable securities of $114.5 million and purchases of $4.5 million, principally for laboratory equipment.

Cash Flows from Financing Activities

Cash provided by financing activities of $140.7 million for the nine months ended September 30, 2023 was primarily related to $136.2 million of net proceeds from the sale of future royalties, $12.0 million of net proceeds from our ATM Facility sales of common stock, $2.0 million of net proceeds received from participants in our employee equity plans, and $0.3 million of proceeds received from the exercise of common stock options, partially offset by a debt repayment of $9.4 million and a $0.5 million tax payment related to the net shares settlement of vested restricted stock units.

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the applicable accounting policies and estimates related to the deferred royalty obligation and related non-cash interest expense under the Purchase Agreement with Blackstone entered into in June 2023. We treat the sale of Vaxcyte future royalties to Blackstone as a deferred royalty obligation, as we have significant continuing involvement in the generation of the cash flows. Due to our continuing involvement, we will account for any royalties earned as non-cash revenue. As royalties are remitted to Blackstone from Vaxcyte, the balance of the deferred royalty obligation will be effectively amortized over the estimated life of the royalty term arrangement. We recorded the proceeds from this transaction as a liability on our Balance Sheets related to the sale of future royalties to be amortized to interest expense using the effective interest rate method over the estimated life of the royalty term arrangement. The liability related to the sale of future royalties and the related interest expense are based on our current estimates of future royalties expected to be earned by Blackstone from Vaxcyte over the estimated life of the royalty term arrangement. We will periodically assess the estimated royalties to be earned using forecasts from external sources. To the extent our future estimates of earned royalties are greater or less than previous estimates or the estimated timing of such payments is materially different than our previous estimates, we will prospectively recognize related non-cash interest expense.

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

We had cash, cash equivalents and marketable securities of $321.1 million and $302.3 million as of September 30, 2023 and December 31, 2022, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, U.S. agency securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $34.0 million as of September 30, 2023, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of September 30, 2023 would decrease the fair value by $3.4 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of September 30, 2023 and December 31, 2022, we had $7.1 million and $16.3 million, respectively, in debt outstanding, net of debt discount. Until June 30, 2023, our existing debt with Oxford and SVB bore interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. In June 2023, we entered into an amendment to the LSA with Oxford and SVB (the “5th LSA Amendment”). Under the 5th LSA Amendment, effective July 1, 2023, the loan bears interest at the floating per annum rate of interest equal to the greater of (i) 8.07% and (ii) the sum of (a) a specific published 1-month secured overnight financing rate (SOFR) reported on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 0.10%, plus (c) 6.40%. There was an immaterial impact of the 5th LSA Amendment on our financial statements. This debt matures on March 1, 2024 and was interest-only through March 1, 2022. Such interest-bearing debt carries a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
We will need substantial additional funds to advance development of our product candidates and failure to obtain sufficient funding may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations. Continued unfavorable conditions in the capital markets may pose difficulties to us in accessing additional capital on reasonable, or even any, terms to continue our product and platform development or other operations.
•
Our product candidates are in early stages of development and may fail, be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability. Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+® platforms and, in particular, our most advanced product candidate, STRO-002, or luveltamab tazevibulin or luvelta, and our other product candidates.
•
If we do not achieve our development goals in the timeframes we anticipate and project, the commercialization of our products may be delayed and, as a result, our stock price may decline.
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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of September 30, 2023, had an accumulated deficit of $590.5 million. For the nine months ended September 30, 2023, and the year ended December 31, 2022, our net loss was $137.9 million and $119.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have limited experience as a clinical stage company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our two proprietary clinical-stage product candidates luvelta, or STRO-002, and STRO-001, and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of September 30, 2023, we had $321.1 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance luvelta, STRO-001, STRO-003 and STRO‑004 and any future product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. The timing and amount of our operating expenditures will depend largely on:

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

In addition, macroeconomic conditions can cause turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank, or SVB, one of our banking partners and lenders, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Under the terms of our Loan and Security Agreement, we were required to keep substantially all of our cash and investments with SVB, the substantial majority of which was held in a custodial account with another institution, for which SVB Asset Management was the advisor. While we were afforded full access to our cash and investments with SVB, and have since amended our Loan and Security Agreement to provide us with greater cash management flexibility, we may be impacted by other disruptions to the U.S. banking system, including potential delays in our ability to transfer funds whether held with SVB or otherwise and in short-term potential delays in making payments to vendors while new banking relationships are established.

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

We have no products on the market and all of our product candidates for cancer therapy are in clinical development. Our most advanced product candidate, luvelta, is in a registration-directed Phase 2/3 trial, REFRaME. Additionally, we have sole worldwide rights to develop CC-99712, a BCMA targeting-ADC, following the termination of our collaboration with BMS, which was effective October 7, 2023. Further, Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484 in July 2022, a product candidate resulting from our cytokine-derivative collaboration. In the first quarter of 2022, Vaxcyte announced that it had initiated a Phase 1/2 clinical proof-of-concept study of its lead product candidate, VAX-24, its 24-valent pneumococcal conjugate vaccine candidate, under investigation for the prevention of invasive pneumococcal disease in adults and announced clinical data in April 2023. In August 2023, the National Medical Products Administration, or NMPA, of China, approved Tasly’s IND application to use luvelta in clinical trials for advanced malignant solid tumors in China.

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
•
greater than anticipated costs of our clinical programs;
•
harmful side effects or inability of our product candidates to meet efficacy endpoints during clinical trials, which can be unpredictable even in light of earlier non-clinical and clinical data;
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

Our business is dependent on the success of our product candidates based on our proprietary XpressCF® and XpressCF+® platforms and, in particular, our proprietary product candidates, luvelta, STRO-001, STRO-003 and STRO-004. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, luvelta, STRO-001, STRO-003 and STRO-004. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of luvelta, STRO-001,STRO-003 and STRO-004. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The success of luvelta, STRO-001, STRO-003 and STRO-004 and our other future product candidates will depend on many factors, including the following:

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
•
maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval; and
•
achieving commercially relevant success in the market post approval.

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

For example, even with the approval of vaccines for COVID-19, any significant resurgence of COVID-19, or the emergence of other health pandemics may further delay enrollment in trials due to prioritization of hospital resources toward the pandemic, restrictions on travel, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. Global instability such as war or local conflicts within regions where our clinical trials are conducted could result in delays in patient dosing schedules and may require modifications to overall trial design. For example, we intend to open a clinical trial site in Israel, which may face enrollment, operational or other difficulties due to conflicts within the region.

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

To date, we have tested our first clinical stage product candidates, luvelta and STRO-001, our former partner BMS has tested CC-99712, our partner Merck has tested MK-1484, and our former partner EMD Serono has tested M1231 in a limited number of clinical trial patients. In addition, Vaxcyte has tested its lead product candidate, VAX-24, a 24-valent pneumococcal conjugate vaccine, in a limited number of clinical trial patients. We may ultimately discover that our XpressCF® and XpressCF+® platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+® platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® and XpressCF+® platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+® platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval.

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

We presented updated data from the dose escalation portion of our luvelta Phase 1 trial for treatment of platinum-resistant ovarian cancer in May 2021. Based on data from the trial through April 23, 2021, luvelta was generally well tolerated and was mostly associated with mild adverse events. Eighty-six percent (86%) of observed adverse events were grade 1 or grade 2. The most common Grade 3 and 4 TEAEs were reversible neutropenia (64%). Grade 3 arthralgia (13%), fatigue (10%), and neuropathy (8%) were observed and managed with standard medical treatment, including dose reductions or delays.

We released preliminary final results of the dose-expansion portion of our luvelta Phase 1 trial for treatment of platinum-resistant ovarian cancer in January 2023 and updated results in June 2023. Safety signals from this portion of the trial were consistent with data from the dose-escalation cohort. Neutropenia was the leading TEAE that resulted in a treatment delay or dose reduction. Arthralgia was the second most common Grade 3+ TEAE and second most common TEAE leading to dose reduction. There were also limited observed cases of febrile neutropenia, including one Grade 5 event at the 5.2 mg/kg starting dose level and one Grade 3 event at the 4.3 mg/kg starting dose level. The trial protocol was subsequently updated to require dose reduction for Grade 4 neutropenia. We also initiated an exploratory cohort C to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023.

Data from single patient IND usage of STRO-002 in a pediatric RAM phenotype of AML has also been presented by the treating physicians in December 2022. The data from this presentation indicated that STRO-002 was generally well-tolerated as a monotherapy agent and in combination with standard of care therapies.

Preliminary data from Cohort B evaluating STRO-002 in relapsed/recurrent endometrial cancer was presented in October 2023. Safety signals from this Cohort were generally consistent with those observed in the expansion cohort assessing luvelta for the treatment of ovarian cancer.

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

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel, proprietary cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed clinical trial use of our product candidates luvelta and STRO-001, and our former partner BMS’s CC-99712 product candidate, and our former partner EMD Serono’s M1231 product candidate, and our partner Merck’s MK-1484 product candidate, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, in March 2023 , EMD Serono informed us of its decision to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations. In June 2023, BMS informed us of its decision to deprioritize the development of CC-99712 and end our collaboration agreement. As with EMD Serono, BMS’s decision was the result of a portfolio prioritization decision. Additionally, Merck initiated patient dosing in a Phase 1 clinical trial for MK-1484, a cytokine derivative of IL-2 discovered and developed under our collaboration, in July 2022. Merck has worldwide rights to MK-1484 and sole discretion in the clinical development and commercialization for this product candidate. In December 2021, Merck did not extend the research term for another target program of the collaboration and that program reverted to us. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases or sales and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations, or the collaborator terminates the collaboration. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Additionally, antitrust or other competition laws, including increased enforcement within the United States in the healthcare space, may also limit our ability to enter into collaborations with certain businesses or to fully realize the benefits of strategic transactions. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership, without regard to the merits of the challenge, and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets due to an inability to successfully integrate them with our existing technologies and may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

Manufacturing is a vital component of our business strategy. To ensure timely and consistent product supply we currently use a hybrid product supply approach wherein certain elements of our product candidates are manufactured internally at our manufacturing facilities in San Carlos, California, and other elements are manufactured at qualified third-party CMOs. Since our own manufacturing facilities may be limited or unable to manufacture certain of our preclinical and clinical trial product materials and supplies, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborator’s needs. For example, we have entered into a manufacturing agreement with EMD Millipore Corporation to provide manufacturing services for certain linker-warhead materials used in our STRO-001 product candidate and to perform conjugation of the applicable linker-warhead with the antibody component of our luvelta, STRO-001 and STRO-003 product candidates. We have also entered into agreements with Capua Bioservices, S.p.A. and with AGC Biologics GmbH for the manufacture of certain reagents used in the manufacture of our products with our XpressCF® and XpressCF+® platforms. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® and XpressCF+® platforms, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and well funded biopharmaceutical, biotechnological and therapeutics companies, including companies focused on cancer immunotherapies and ADCs, such as Abbvie Inc, ADC Therapeutics SA, Astellas Pharma Inc., AstraZeneca PLC, BMS, Daiichi Sankyo Company, , Eisai, Co., Ltd., Eli Lilly & Company, Exelixis, Inc., Genentech, Inc., or Genentech, Gilead Sciences Inc., GlaxoSmithKline PLC, ImmunoGen, Inc., Johnson & Johnson, Merck Sharp & Dohme LLC, Novartis AG, Pfizer Inc., or Pfizer, Roche Holding Ltd, Sanofi S.A., Seagen, Inc., and as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at research-stage biotechnology companies, universities and other research institutions.

We are aware of several companies that are developing ADCs, cytokine derivatives, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same target as luvelta. For example, Immunogen recently received approval for a folate receptor α targeted ADC, ELAHERE™. BMS and Eisai are also collaborating on development of a similarly targeted ADC, known as MORAb-202; and we anticipate more FolRa-targeting ADCs and other potential FolRa-targeting modalities to be evaluated in the clinic in the coming years. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

As of September 30, 2023, we had 298 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trials for our first two product candidates in 2018 and 2019. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We collect, use and store information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, use, store and transmit large amounts of confidential information, including intellectual property, proprietary business information health information, and personal information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data security incident (which may include, for example: data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, third-party vendors, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

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

In our ongoing efforts to innovate and optimize operational efficiency, we have integrated artificial intelligence, or AI, into various aspects of our workplace. While AI presents opportunities for enhanced productivity and innovation, it also introduces inherent risks that could adversely impact our business. Proper use of AI can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, and potential regulatory non-compliance, could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. We are committed to implementing robust governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

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

Our investment in Vaxcyte is subject to risk

As of September 30, 2023, we held Vaxcyte common stock with a fair value of $34.0 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of health pandemics, geopolitical conflicts, rising interest rates, and inflation. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

No earlier than June 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are also aware of an issued patent expected to expire in 2028, relating to methods for targeting maytansinoids to a selected population of cells with a cell-binding agent conjugated to a maytansinoid with a non-cleavable linker. We are further aware of an issued patent, expected to expire in 2034, relating to certain conjugates comprising a genus of hemiasterlin derivatives that may be potentially relevant to products incorporating our hemiasterlin-derived linker-warhead. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for luvelta or STRO-001, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of any or all of luvelta, STRO-001, STRO-003 or STRO-004. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

We commenced a Phase 1 clinical trial of STRO-001, an ADC directed against CD74, for certain cancers in April 2018 and commenced a luvelta Phase 1 trial focused on ovarian and endometrial cancers in March 2019. Additionally, in the fourth quarter of 2021, we initiated a new cohort of the Phase 1 study of luvelta for endometrial cancer and an additional Phase 1 study for the treatment of ovarian cancer with luvelta in combination with bevacizumab. We expect to announce data from the study of the combination of luvelta with bevacizumab for the treatment of ovarian cancer in the second half of 2023. In addition, we announced in June 2023 the initiation of a Phase 2/3 pivotal study of luvelta for the treatment of platinum-resistant ovarian cancer. Commencing our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission with the FDA or similar foreign regulatory authority. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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
•
conflicts or civil unrest such as those currently active in Eastern Europe and the Middle East affecting the conduct of clinical studies or availability of clinical supply; or
•
manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

Although our employees have experience in conducting and managing clinical trials from prior employment at other companies, we, as a company, have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and may be further delayed due to one or more temporary federal government shutdowns. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs. We may also be affected by ex-US regulatory requirements, given that our trials may be conducted globally; current and unforeseen new EU-specific clinical trial conduct regulations, such as IVDR and GDPR, may delay or increase the difficulty and expense of conducting our clinical studies.

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

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening disease or condition that provides a meaningful advantage over available therapies based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would do so on the basis that there is no available therapy for that disease or condition or that our product candidate provides a benefit over available therapy. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biologic for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur without a showing of benefit over available therapy. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. We are currently in discussions with the FDA and EMA to refine our trial design for a registration-directed trial of luvelta; however, whether any trial is sufficient to receive FDA approval under the accelerated approval pathway will depend on the design and safety and efficacy results of such trial and will only be determined by the FDA upon review of the trial design and a submitted BLA.

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
•
general economic uncertainty and capital markets disruptions, including rising interest rates and inflation, which have been substantially impacted by geopolitical instability due to the impact of geopolitical tensions with China and the ongoing military conflicts in Eastern Europe and the Middle East;
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
•
terrorist acts, acts of war or periods of widespread civil unrest, including the ongoing armed conflict in Eastern Europe and the Middle East;
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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and, the global economy has continued to be impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by rising geopolitical tensions, such as the deteriorating relationship between the United States and China, or the ongoing conflicts in Eastern Europe and the Middle East, and the possibility of a wider European, Middle Eastern, or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Additionally, we may be subject to stockholder activism, which can be costly and time-consuming, disrupting our operations and diverting the attention of management and may lead to additional compliance costs and impact the manner in which we operate our business. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. In order to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation					X
10.1†˄	Third Amendment to the Vaxcyte License Agreement between the Registrant and Vaxcyte, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: November 13, 2023	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer