Form 10-K
period 2023-12-31
SUTRO BIOPHARMA, INC.
filed 2024-03-25
CIK 1382101

w,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $4.65 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $278.3 million.

The number of shares of the registrant’s common stock outstanding as of March 20, 2024, was 62,441,963.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Sutro Biopharma, Inc.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, the use and adequacy of our existing cash to achieve our business goals, business strategy, market size for our product candidates, potential future milestone and royalty payments, the value of our holdings of Vaxcyte common stock, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, our ability to successfully leverage Fast Track designation, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the impact of health pandemics, regional geopolitical conflicts, changes in interest rates, inflation, potential uncertainty with respect to the debt ceiling and potential government shutdown related thereto, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors”. Some of these risks include:

•
We have a history of significant losses and may never achieve or maintain profitability.
•
We will need substantial additional funds to advance development of our product candidates and failure to obtain sufficient funding may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations. We may have difficulties accessing the required additional capital on reasonable, or even any, terms to continue our product and platform development or other operations, and may have to make difficult prioritization decisions regarding development and potential partnering of our clinical and preclinical product candidates.
•
Our product candidates are in development and may fail, be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability.
•
Our business is dependent on the success of our product candidates, including Iuvelta, which is generated from our proprietary XpressCF® and XpressCF+® platforms.
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

4

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

Our most advanced product candidate is STRO-002, or luveltamab tazevibulin, or luvelta, an ADC directed against folate receptor-alpha, or FolRα, for patients with FolRα-expressing cancers, including ovarian cancer. In 2019, we began enrolling patients in a Phase 1 trial of luvelta that focused on ovarian and endometrial cancers. The Phase 1 trial assessing safety, tolerability and preliminary efficacy of luvelta to treat platinum resistant ovarian cancer has been completed. In January 2024, we reported near-final results from this Phase 1 trial, in which luvelta exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population, as discussed in detail below. We also presented data from Phase 1b trials assessing safety, tolerability and preliminary efficacy for the treatment of ovarian cancer with luvelta in combination with bevacizumab and for treatment of endometrial cancer. In August 2021, luvelta was granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. We began enrolling patients in a Phase 2/3 trial of luvelta for the treatment of platinum-resistant ovarian cancer, the REFRαME-O1 study, in June 2023.

In addition, we have been offering compassionate use of luvelta to treat pediatric patients with relapsed/refractory CBFA2T3-GLIS2, or CBF/GLIS, acute myeloid leukemia, or AML, commonly known as RAM phenotype AML. Updated compassionate use data continued to show anti-leukemic activity of luvelta in pediatric patients with relapsed/refractory CBF/GLIS AML and was presented at the 65th American Society of Hematology Annual Meeting and Exposition (ASH 2023) in December 2023. The data showed that luvelta was well tolerated as a monotherapy agent and in combination with standard cancer therapies. Luvelta was granted Orphan Drug Designation by the FDA in December 2022 in this pediatric patient population. We expect to begin enrollment of a registration-directed trial of luvelta for treatment of pediatric RAM phenotype AML in the second half of 2024.

We also have two preclinical product candidates, STRO-003 and STRO-004. These product candidates are single homogeneous ADCs directed against an anti-receptor tyrosine kinase-like orphan receptor 1, or ROR1, and tissue factor, or TF, respectively, each of which we intend to develop for the treatment of solid tumors. We anticipate being ready to file an IND for each of STRO-003 and STRO-004 in 2024 and 2025, respectively.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, including an immunostimulatory antibody-drug conjugates collaboration with Astellas Pharma Inc., or Astellas, a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS; a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”), or EMD Serono. Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, Inc., or Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In the fourth quarter of 2023, Vaxcyte exercised its option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

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

The benefits of our XpressCF® and XpressCF+® platforms have resulted in collaborations with leaders in the field of oncology, including Astellas, Merck, BMS and EMD Serono. In 2022, we entered into a License and Collaboration Agreement with Astellas, for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, which remains ongoing. Our collaboration with Merck resulted in MK-1484, a selective IL-2 agonist that Merck is developing as a monotherapy and in combination with pembrolizumab for the treatment of solid tumors. We announced the dosing of the first patient with MK-1484 in a Phase I study in the third quarter of 2022. Our BMS collaboration yielded CC-99712, a novel ADC therapeutic directed against BCMA. BMS elected to terminate development of CC-99712 in June 2023, whereupon rights to the product candidate reverted to us. Finally, our collaboration with EMD Serono yielded a novel bispecific ADC product candidate targeting EGFR and MUC1, known as M1231, for which an IND submission was filed in 2020. EMD Serono decided to terminate development of M1231 in the first quarter of 2023. Through December 31, 2023, we have received an aggregate of approximately $854 million in payments from all of our collaborations, which includes approximately $54 million in investments in our stock. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery, preclinical development and manufacturing capabilities for the creation of novel therapeutics.

We are developing luvelta for the treatment of ovarian and endometrial cancers. In addition to the development discussed above, an expansion cohort assessing the effects of administration of prophylactic pegfilgrastim in combination with luvelta opened for enrollment in the second quarter of 2022; interim results from this cohort were most recently presented in January 2024.

Other studies for luvelta include a trial assessing the combination of luvelta with bevacizumab for treatment of ovarian cancer and an expansion cohort for FolRα-selected endometrial cancer that opened for enrollment in the fourth quarter of 2021. We intend to continue development of luvelta for the treatment of these indications in the future as resources permit. Additionally, luvelta was provided to pediatric patients with CBF/GLIS AML on a compassionate use basis. Translational work is also ongoing to support an investigational new drug, or IND, application for the initiation of a non-small cell lung cancer study, for which submission is planned in the first half of 2024.

In December 2021, we entered into the Tasly License Agreement, as amended in April 2022, to develop and commercialize luvelta in the Greater China territory. We believe that our collaboration with Tasly extends the opportunity to realize the potential value of luvelta through clinical development and commercialization in Greater China.

We previously were developing STRO-001, which is an ADC directed against CD74, an antigen that is highly expressed in many B cell malignancies. We completed enrollment for STRO-001 dose escalation in a Phase 1 trial for multiple myeloma and NHL and the maximum tolerated dose of STRO-001 was identified.

In October 2021, we entered into the BioNova Option Agreement, under which BioNova was granted the right to develop and commercialize STRO-001 in Greater China. In March 2024, BioNova notified us that it had decided to terminate both the BioNova Option Agreement and clinical development of STRO-001 in Greater China. Following receipt of this notice, we decided to suspend development of STRO-001.

Our most advanced assets in preclinical development are STRO-003 and STRO-004. We believe STRO-003 has the potential to be a first-in-class and best-in-class ADC targeting ROR1 and that STRO-004 has the potential to be a best-in-class ADC targeting TF. Preclinical data suggest that both STRO-003 and STRO-004 have potent antitumor activity and potential for a differentiated safety profile.

Beyond these programs and collaborations, we are developing a broader pipeline of next-generation protein therapeutics using our XpressCF® and XpressCF+® platforms. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. We are also actively pursuing the discovery and development of other novel ADCs and next-generation ADC modalities, including iADCs, bispecific ADCs, and ADC2s.

Our Strategy

Our goal is to use our proprietary XpressCF® platform to create product candidates primarily against clinically validated targets. Key elements of our strategy are to:

•
Advance luvelta through clinical development. We are currently enrolling patients in a Phase 2/3 trial of luvelta for the treatment of platinum-resistant ovarian cancer, the REFRαME-O1 study. We also expect to enroll patients in a registration-directed trial of luvelta for the treatment of pediatric RAM phenotype AML in the second half of 2024. Given that FolRα is a clinically validated target for ovarian cancer, along with luvelta’s homogeneous design, we believe it has the potential to be a best-in-class FolRα-targeted ADC and provide benefit to a broader patient population, as well as potentially greater activity, stability and/or safety as compared to other investigational agents in development.
•
Opportunistically maintain worldwide rights or pursue strategic partnerships to maximize the potential value of our pipeline. We have assembled a management team with extensive experience in the biopharmaceutical industry, including drug discovery and development through commercialization, and our plan is to independently pursue the development and commercialization of our product candidates, to the extent possible. As we continue to advance our products, we may opportunistically pursue additional strategic partnerships that maximize the value of our pipeline, including relationships, when possible, to potentially co-develop and co-commercialize one or more of our product candidates.
•
Develop a diverse pipeline of novel product candidates with optimized therapeutic profiles. We intend to continue to build a broad pipeline of optimally designed, next-generation protein therapeutics, initially for cancer, using our XpressCF® platform. Our cell-free-based protein synthesis system enables the rapid and systematic evaluation of protein structure-activity relationships, which we believe will accelerate the discovery and development of molecules. We aim to take advantage of the most potent modalities, focusing primarily on ADCs, iADCs, bispecific ADCs and ADC2s, to create drugs that are directed primarily against clinically validated targets where the current standard of care is suboptimal.
•
Strategically pursue additional collaborations to broaden the reach of our XpressCF® platform. To maximize the value of our XpressCF® platform technology, we have entered into multi-target, product-focused collaborations with leaders in the field of oncology, including an iADC collaboration with Astellas, a cytokine derivatives collaboration with Merck, a BCMA ADC collaboration with BMS and a MUC1-EGFR ADC collaboration with EMD Serono. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery and manufacturing capabilities for the development of novel therapeutics. We intend to retain, to the extent possible, certain development and commercial rights to maximize the future potential value of product candidates discovered and developed using our XpressCF® platform.

Cancers Remains a Major Unmet Medical Need

Cancers are the second leading cause of mortality in the United States and the leading cause of death for those under 65 years of age. The American Cancer Society estimated that there would be greater than 2 million new cases of cancer diagnosed and approximately 612,000 people would die of cancer in the United States in 2024.

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

Over the last twenty years, new paradigms of cancer research and treatment have emerged to address the limitations of existing treatments. Some of the most promising new approaches involve biologic therapies, including Antibody Drug Conjugates, or ADCs. ADCs have shown promise over the last decade with twelve marketed products in the United States and over 200 ADC candidates investigated in the clinic. ADCs use the foundation of monoclonal antibodies and small molecule drugs by targeting the delivery of chemotherapeutics to the tumor. They have shown clinical benefit in hematological and solid tumors, and often have a better safety profile than systemically delivered chemotherapeutics. We believe our XpressCF® platform will provide enhanced therapeutic approaches for treating cancer to address these unmet needs and are exploring next generation biologics, including ADCs, iADCs, and ADC2s. The expectation is that multiple therapeutic modalities will be used in novel combinations to treat patients and provide the most potent anti-cancer effect.

Antibody-Drug Conjugates (ADCs)

ADCs are a highly potent improvement to monoclonal antibody oncology therapies. The key components of ADCs include an antibody, a stable linker, and a cytotoxic agent (warhead). The antibody is used to target and deliver cytotoxic agents to tumor cells. ADCs can be mono, bispecific, or multi-specific. The intended result of this powerful and targeted approach is greater tumor cell death and less systemic tolerability issues as compared to traditional chemotherapy. The following diagram shows the component parts of an ADC.

Currently, there are more than 200 ADCs being investigated in clinical development. Kadcyla and Adcetris were the first of the new generation of ADCs to be approved for the treatment of specific subsets of breast cancer and lymphoma, respectively. Several more ADCs are currently on the market in the U.S.: Besponsa, Mylotarg, Polivy, Zynlonta, and Zevalin were approved for the treatment of specific subsets of leukemia and lymphoma; Padcev was approved for the treatment of bladder and urinary tract cancers; Enhertu and Trodelvy were approved for the treatment of breast cancer as well as gastric and urinary tract cancers respectively; Tivdak was approved for the treatment of cervical cancer; and mirvetuximab soravtansine (Elahere®) was approved for the treatment of ovarian cancer. These approved therapies demonstrate that ADCs have an emerging role in the armamentarium of cancer therapeutics.

Limitations to Current ADC Approaches

Despite the approvals of these ADCs, there have been challenges in achieving the full clinical potential of this modality. We believe these challenges are directly related to the following:

9

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

10

•
Mechanism of Action of Cytotoxin Payloads. Beyond potent cytotoxic activity of ADC payloads, there are additional attributes that lead to better efficacy and more durable responses. Payloads that induce bystander activity, which is dependent on the ADC target engagement, but also kills surrounding cells within the tumor, are thought to result in broader activity. Additionally, some payloads can induce immunogenic cell death pathways. These pathways not only cause potent tumor cell killing but also produce an immunological phenotype in the cancer cells, known as immunogenic cell death, or ICD. Different payload types induce variable levels of ICD, which can induce an immune response against endogenous tumor antigens, contributing to tumor elimination and improved outcomes. Importantly, there is an emerging trend in the clinic that ADCs that induce higher levels of ICD combine better with checkpoint inhibitors, including PD-1/L1 antibodies.
•
Limitations of Topo1 inhibitor payloads. When compared to first generation, tubulin inhibitor-based ADCs such as T-DM1, exatecan-delivering ADCs, such as Enhertu or raludotatug deruxtecan, or R-DXd, display significant improvements in safety and efficacy measures observed in preclinical and clinical studies. Despite the progress made, serious adverse events and efficacy challenges remain. For example, upon prolonged treatment with DXd-based ADCs, a small but significant fraction of patients develop ILD. This adverse event is observed independent of the tumor antigen targeted by the ADC. ILD is difficult to treat and can be fatal if not detected in a timely manner. One potential cause of ILD is Fc gamma-mediated uptake of ADCs by alveolar macrophages in the lung, causing internalization followed by payload release, ultimately leading to ILD.
•
Low potency of exatecan-delivering ADCs: Exatecans are, in general, less potent inducers of tumor cell death compared to tubulin inhibitors. Therefore, low copy number tumor antigens and/or antigens with low internalization rates may be poor targets for extecan-based ADCs due to low potency.

Dual conjugations to enable iADC and ADC2 modalities to address current limitations of extecan-based ADCs and to optimize the therapeutic index, or TI

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

We first generate a cellular mass from our proprietary cell line from which we harvest the inner cellular machinery for making proteins. The cellular mass is generated from our highly engineered variant of Escherichia coli, or E.coli bacteria, and has been optimized to make an extract that produces complex mammalian proteins. These cells are grown over the course of several days, harvested, broken apart, clarified, and stored as a cell mass for future production of our protein therapeutics. We refer to this proprietary cell mass as extract, or XtractCF®. The extract includes necessary components for energy production, transcription and translation, and can be used to support cell-free protein synthesis. This extract can then be used agnostically to manufacture a wide variety of therapeutic proteins and protein fragments without the need to generate further cell lines.

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
•
Absence of Fc-gamma Receptor Binding. Antibodies produced using the XpressCF® platform have not been shown to bind the Fc-gamma receptor, and therefore are not subject to Fc-gamma mediated uptake by alveolar macrophages, which we believe results in reduced nonspecific payload release in the lung, reducing the potential for ILD.
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
•
Experimentally Defined Structure-Activity Relationships. Our cell-free technology enables rational design of protein therapeutics through a rapid, reiterative process that experimentally defines structure-activity relationship for cytokine-based therapeutics, ADCs, iADCs, bispecific ADCs and ADC2s. This approach allows us to explore a wide variety of structural features and formats in parallel as we optimize therapeutic candidates. For example, the precise location of chemical conjugation sites directly affects the activity of both ADCs and cytokine-based therapeutics. Our proprietary technology is key to our ability to define the best number and positions of non-natural amino acids for conjugation based on: conjugation efficiency; functional activity/pharmacological properties; and pharmacokinetics and safety. This design flexibility is also an important aspect of our discovery approach to other protein therapeutics. For example, we are able to make and directly compare a variety of pairings and structural formats for our ADC molecules to ensure that we have optimized sites of conjugation, the number of payloads on each antibody (drug-antibody ratio, or DAR) and linker chemistry. We have examples where changing just one of these parameters can significantly impact the safety, efficacy and stability of the ADC. Further, we have demonstrated the ability to introduce more than eight non-natural amino acids into a single antibody structure, without impacting the expression levels of engineered antibodies, permitting ADCs with a DAR of greater than eight. Most conventional conjugation methods are limited by a DAR of eight, due to the availability of only eight interchain cysteines, which are used for conjugation with conventional methods. In addition, our XpressCF+® platform enables integration of two different types of non-natural amino acid, which can be used to precisely conjugate two different payloads to the same antibody, and allows us to engineer additional pharmacological properties, including iADCs and ADC2 therapeutics.
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

Our Collaborations Validate Our Technology

Our XpressCF® platform has garnered the attention of leading pharmaceutical and biopharmaceutical companies and resulted in collaborations to discover and develop novel therapeutics. We have leveraged these strategic partnerships to extend our own capabilities and broaden the scope of our XpressCF® platform. Through December 31, 2023, all of our collaborations have provided us with an aggregate of approximately $854 million in payments, which includes approximately $54 million in investments in our stock. Our currently active collaborations include:

•
Merck Program. We have granted Merck the right to develop MK-1484, a selective IL-2 agonist in clinical studies as a monotherapy and in combination with pembrolizumab for the treatment of solid tumors.
•
Astellas Collaboration. The collaboration and license agreement with Astellas covers the discovery and development of immunostimulatory antibody-drug conjugates for up to three biological targets.
•
Vaxcyte Relationship. We have granted Vaxcyte the right to discover and develop vaccines for the prophylaxis and treatment of infectious diseases. Vaxcyte’s most advanced product candidates are VAX-31 and VAX-24, 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates under investigation for the prevention of invasive pneumococcal disease in adults and adults and infants, respectively. Further, in the fourth quarter of 2023, Vaxcyte exercised an option to obtain development and manufacturing rights for XtractCF® providing Vaxcyte the right to make and source our cell-free extract for research, development, and manufacture of vaccines for the prophylaxis and treatment of infectious disease.
•
Tasly Relationship. We have granted Tasly an exclusive license to the right to develop and commercialize STRO-002 in Greater China.

14

•
Our Pipeline of Product Candidates and Discovery/Preclinical Programs

Our current product candidates and Discovery and Preclinical stage programs, all based on our proprietary XpressCF® platform, are summarized in the chart below:

Our Product Candidates

Luveltamab tazevibulin (luvelta), an ADC Directed Against the Target Folate Receptor-Alpha (FolRα)

Overview

We are developing luveltamab tazevibulin, or luvelta, an optimally designed ADC directed against the cancer target FolRα, initially focused on ovarian and endometrial cancers. Luvelta was designed and optimized for an improved therapeutic index by placing a precise number of linker-warheads at four specific locations within the antibody using our proprietary XpressCF+® platform. We initiated a Phase 2/3 trial to assess the efficacy of luvelta for the treatment of platinum resistant ovarian cancer, the REFRAME-O1 study, in June 2023.

Phase 1 trial enrollment, focused on ovarian and endometrial cancers, began in March 2019. We reported a near-final dataset in January 2024. Based on such reported data, luvelta exhibited a manageable safety profile and promising preliminary efficacy data. Both the dose-escalation and the dose-expansion portions of the Phase 1 trial were fully enrolled for assessment of the efficacy, safety, and tolerability of luvelta at dose levels of 4.3 and 5.2 mg/kg. Additionally, a combination cohort in ovarian cancer, assessing the combination of luvelta with bevacizumab, opened for enrollment in December 2021, and an expansion cohort for FolRa-selected endometrial cancer opened and began enrolling patients in the fourth quarter of 2021. Interim results from the endometrial cohort demonstrated encouraging preliminary anti-tumor activity in FolRα-selected patients, defined by a tumor proportion score, or TPS, of >25% FolRα expression, with a safety profile that was consistent with prior data in patients with platinum-resistant ovarian cancer, and were presented at the 2023 European Society for Medical Oncology, or ESMO, Congress in October 2023. An expansion cohort assessing the effects of administration of prophylactic pegfilgrastim in combination with luvelta opened for enrollment in the second quarter of 2022; interim results from this cohort were also presented in January 2023. Interim results from the combination study of luvelta with bevacizumab for treatment of ovarian cancer and updated results from the cohort assessing the combination of luvelta with pegfilgrastim were presented in January 2024. In August 2021, we were granted Fast Track designation for luvelta by the FDA for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have received one to three prior lines of systemic therapy. In December 2021, we entered into a collaboration and exclusive license agreement with Tasly to develop and commercialize luvelta in Greater China.

Luvelta has been provided through compassionate use to pediatric patients with relapsed/refractory CBF/GLIS AML, which data were presented at ASH 2022 and ASH 2023. The data showed that luvelta was well tolerated as a monotherapy agent and in combination with standard cancer therapies. In December 2022, luvelta was granted Orphan Drug Designation by the FDA for this pediatric indication.

Ovarian Cancer Overview

Ovarian cancer is the most common cause of cancer death from gynecologic tumors in the United States, and the fifth most common cause of cancer death in women. In the United States alone, the American Cancer Society estimates that 19,680 new cases of ovarian cancer would be diagnosed in 2024, and approximately 12,740 women would die of this disease. Given that early stages of the disease cause minimal, nonspecific symptoms or are asymptomatic, approximately 75% of patients with ovarian cancer are diagnosed as stage III and IV, for which the prognosis is poor. Standard pre- or post-operative chemotherapy for ovarian cancer is combination therapy with a platinum compound and a taxane, for example, carboplatin and paclitaxel, with or without bevacizumab which achieves a complete or partial response in between 70% to 80% of patients. Increasingly, PARP inhibitors are being used in the maintenance setting. Patients who are refractory or resistant to platinum-based treatments are then treated with a host of additional palliative chemotherapeutic agents, each showing only marginal benefit with response rates to single agent chemotherapy of 10-12% and progression free survival of 3-4 months. This represents a significant unmet need.

Endometrial Cancer Overview

There is also a significant unmet need in the treatment of recurrent or metastatic endometrial cancer. In the United States alone, the American Cancer Society estimated 67,800 new cases of endometrial cancer, which is cancer of the uterus, in 2024, and that approximately 13,250 women would die of this disease. First-line treatment for stage III/IV disease is commonly paclitaxel/carboplatin. Recently, the combination of lenvatinib and pembrolizumab was approved for the treatment of patients with advanced, metastatic endometrial cancer who have disease progression following prior systemic therapy with a platinum doublet. With the lack of available therapies for patients who progress after standard of care therapies, long-term survival prospects are poor and novel treatments offering even a modest improvement in progression-free survival or overall survival, or OS, may be considered for expedited regulatory approval.

Pediatric AML CBFA2T3-GLIS2 (CBF/GLIS) Phenotype Overview

There remains a significant unmet need in the treatment of CBF/GLIS AML in pediatric patients. The CBF/GLIS subtype of AML is a rare, aggressive form of AML that typically affects pediatric patients with a median age of 1.5 years. The prevalence of CBF/GLIS AML is 1%-3% in childhood AML, and in recent studies the incidence was determined to be 1.3%-1.8% of pediatric AML patients. The prognosis for this disease is grim, with a 5-year OS of 15-30%. The first-line treatment for this disease is chemotherapy with a goal of reducing disease burden to the point that the patient can receive a bone marrow transplant. While a bone marrow transplant is intended to be curative, most patients eventually relapse with poor treatment outcomes. Patients who are refractory to primary chemotherapy or who relapse following bone marrow transplant have no additional treatment options and also have poor treatment outcomes. Given the lack of treatment options for these patients, a novel treatment that offers an opportunity for these patients to become eligible for bone marrow transplantation may be considered for expedited regulatory review.

Our Solution, luveltamab tazevibulin (luvelta)

Luvelta targets FolRα, a surface protein with limited expression on normal tissue and overexpressed in multiple cancers, including ovarian cancer, which makes FolRα a promising ADC approach.

Luvelta employs a cleavable linker that releases a cytotoxic drug inside tumor cells, while being stable and resistant to cleavage in general circulation. The cytotoxic drug used in luvelta is our proprietary hemiasterlin moiety. From a safety perspective, we designed luvelta to have what we believe to be the optimal potency-to-safety ratio. We therefore rationally selected a homogenous ADC with an optimized DAR of four.

Based on preclinical findings, we believe our efficient homogeneous design of luvelta could provide anti-tumor activity, stability, and safety with the potential to minimize off-target damage and improve clinical benefit. We believe an improved therapeutic index could differentiate luvelta from conventional technology for the treatment of ovarian cancer and endometrial cancer. To test this, we have created a benchmark FolRα-targeting surrogate molecule based on conventional technology that has a heterogeneous ADC, with a similar DAR, utilizing a DM4 linker-warhead. We have tested this benchmark molecule against luvelta in multiple preclinical models. However, additional preclinical and clinical testing will be needed to determine the safety and efficacy of luvelta and to obtain regulatory approval, if ever obtained.

Clinical Development Plan

Our first Phase 1 trial for luvelta was an open-label study evaluating luvelta as a monotherapy for patients with ovarian and endometrial cancers. This trial was being conducted in two-parts, dose escalation and dose expansion. We began enrolling ovarian cancer patients in March 2019, with updated data for the completed dose escalation cohort reported in December 2020 and May 2021. The primary objectives of the clinical trial are to determine the safety and tolerability profile, to define the recommended Phase 2 dose level and interval, and to evaluate preliminary anti-tumor activity. Our secondary objectives are to characterize human pharmacokinetics and additional safety, tolerability, and efficacy measures.

We initially enrolled adult patients with advanced and/or refractory ovarian cancer, for whom no suitable treatment exists. These patients are considered to have incurable disease and need repeated courses of life-prolonging and palliative treatment. The initial Phase 1 trial enrolled ovarian cancer patients regardless of their FolRα expression levels. These ovarian cancer patients were enrolled in a dose escalation cohort, with luvelta administered on day one of a 21-day cycle. Since anti-tumor activity was observed during the fully enrolled dose escalation portion of the Phase 1 trial, we initiated enrollment of patients in the dose expansion portion of this clinical study in January 2021 and are treating less heavily pre-treated ovarian cancer patients. The dose expansion portion of this Phase 1 study of luvelta has been completed.

In May 2021, we announced data from the dose-escalation portion of our ongoing Phase 1 clinical trial of STRO-002 in patients with ovarian cancer. The dose-escalation portion of the trial was fully enrolled with 39 patients in August 2020. Patients were heavily pre-treated and had a median of six prior lines of therapy, including standard of care platinum-based regimens, bevacizumab, PARP inhibitors, and checkpoint inhibitors.

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

Based on the above results, we identified dose levels of 4.3 and 5.2 mg/kg to study in the dose-expansion portion of the Phase 1 trial. For the dose-expansion portion, we dosed the first patient in January 2021 and treated less heavily pre-treated ovarian cancer patients. We reported near-final data in January 2024. We also initiated an exploratory dose expansion cohort of 15 patients to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim, and interim results from this cohort were also presented in January 2023 and January 2024.

The dose-expansion cohort for ovarian cancer fully enrolled 44 patients, who had experienced up to three prior lines of therapy and were randomized into dose levels starting at 4.3 mg/kg (N=23) and 5.2 mg/kg (n=21). 81% of the patients were platinum-resistant, and 66% and 82% of the patients had been treated previously with bevacizumab and PARP inhibitors, respectively.

The patients were also assessed for FolRα expression levels, which were calculated using TPS correlated with higher response rates. We have identified TPS as a potentially appropriate scoring algorithm for luvelta with respect to the biomarker enrichment strategy. Of the 44 patients in this cohort, 9 had a TPS score of less than or equal to 25%, while 35 had a TPS score of greater than 25%. Of these 35 patients, as of the data cutoff date of November 8, 2022, 32 had at least one post-baseline scan, and therefore were evaluable for RECIST v1.1 responses.

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

•
Luvelta, when given to FolRα-selected patients at a starting dose of 5.2 mg/kg, provided greater patient benefit than a starting dose of 4.3 mg/kg, with the 5.2 mg/kg dose of luvelta demonstrating an ORR of 43.8% (n=16), a median DOR of 5.4 months (n=7) and a median PFS of 6.6 months (n=16).

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

In 2022 we initiated an exploratory cohort, or cohort C, of 15 patients to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from 10 patients from this cohort in January 2023. In January 2024, we announced updated data from this cohort based on 16 patients. In particular:

•
Grade 3+ neutropenia was reduced from 66.7% to 6.3%, resulting in a 90.6% decrease in Grade 3+ neutropenia rates at the first cycle of luvelta (p=0.0002); Grade 3 neutropenia was reduced from 71.4% to 18.8%, resulting in a 73.7% decrease in Grade 3+ neutropenia rates at the first and second cycle (p=0015)
•
Overall Grade 3+ neutropenia was reduced from 76.2% to 37.5%.

In January 2024, we presented an aggregated data set from of our Phase I trials of luvelta. This data set included data from all ovarian cancer patients treated with luvelta as a monotherapy in Phase 1 studies, regardless of FolRα expression levels, dose level of luvelta, or platinum sensitivity or resistance, corresponding to a total of 99 patients, of which 92 were RECIST-evaluable, with 21% platinum sensitive patients and 78% platinum refractory patients. Patients received a median of three prior lines of therapy. There were 72% of the patients that had experienced prior bevacizumab therapy and 70% had been treated with a PARP inhibitor. These patients were not selected for FolRα expression levels and were treated at starting dose levels ≤2.9 mg/kg, 4.3 mg/kg, 5.2 mg/kg or ≥5.6 mg/kg.

The safety profile of luvelta from these aggregated data was shown to be manageable, with a low rate of discontinuation of treatment resulting from neutropenia. The predominant TEAE, was neutropenia, encompassing neutropenia, febrile neutropenia, and decreased neutrophil count, with 69.7% patients reporting any grade neutropenia and 64.6% patients reporting Grade 3 or higher neutropenia. Neuropathy and arthralgia were the other most commonly reported significant TEAEs, with 57.6% and 16% of patients reporting any grade and Grade 3 or higher arthralgia, respectively, and 44% and 7% patients reporting any grade and Grade 3 or higher neuropathy, respectively. The observed neutropenia was primarily uncomplicated, with less than 5% incidence of febrile neutropenia. Neutropenia and arthralgia each led to discontinuation of treatment in 1.5% of patients. Neuropathy led to discontinuation of treatment in 2.9% of patients. There were six patients that experienced grade 5 safety events on study, with one such event assessed as probably luvelta related and the remainder assessed as unrelated to luvelta.

We also presented a subset of the aggregated data from our Phase 1 trials of luvelta for which 43 patients with platinum resistant ovarian cancer selected for FolRα TPS ≥25%, or tumors with ≥25% of the tumor cells expressing FolRα at any level of staining intensity, were treated with 4.3 mg/kg or 5.2 mg/kg doses of luvelta, corresponding to all patients treated in phase 1 studies that would be eligible for enrollment in the REFRαME-O1 registrational study. The ORR observed for this subset population was 28%, with a DOR of 5.7 months and PFS of 5.8 months.

Based on the data from our Phase 1 program, we selected FolRα expression TPS ≥25% as the target eligibility cutoff or threshold for further study in clinical development of luvelta. We estimate that approximately 80% of the platinum resistant ovarian cancer patients would be eligible for luvelta treatment based on this TPS ≥25% threshold for FolRα expression.

Additionally, we opened for enrollment a Phase 1 trial to assess the combination of STRO-002 and bevacizumab for treatment of ovarian cancer in December 2021 and presented initial preliminary results of this study in January 2024. Safety signals from this study were generally consistent with those previously reported and the combination treatment with luvelta and bevacizumab demonstrated clinical activity in treated patients regardless of their FolRα expression status.

We also began enrolling patients in an expansion cohort for FolRα-selected endometrial cancer in the fourth quarter of 2021 and presented initial preliminary results from the study at the 2023 ESMO Congress in October 2023. In this trial, luvelta showed encouraging preliminary anti-tumor activity in FolRα-selected patients, defined by a TPS of >25% FolRα expression, and the safety profile was consistent with prior data in patients with platinum-resistant ovarian cancer. We expect to present updated results from the bevacizumab combination study in 2024. Further, we plan to submit an IND for the treatment of NSCLC with luvelta in the first half of 2024.

In addition to the Phase 1 studies discussed above, we initiated a Phase 2/3 study, the REFRαME-O1 study, of luvelta for the treatment of platinum-resistant ovarian cancer in June 2023. This study comprises two parts; in Part 1, we anticipate enrolling 50 patients randomized 1:1 to two different doses of luvelta, either 4.3 mg/kg or 5.2 mg/kg plus prophylactic pegfilgrastim for two cycles, followed by a reduction to 4.3 mg/kg. After proceeding to Part 2 of the study, the non-optimized dose of luvelta will be dropped and approximately 516 patients will be randomized 1:1 to the selected luvelta dose or investigators’ choice of chemotherapy. The protocol will include an optional interim analysis for ORR and DOR to support a potential application for accelerated approval, and the endpoints that will be assessed for a potential full approval are PFS and OS. The REFRαME-O1 study patient population includes those with platinum-resistant ovarian cancer, one to three lines of prior treatment and tumors that express FolRα at TPS ≥25%, and excludes primary platinum refractory patients and those with Eastern Cooperative Oncology Group Performance Status, or ECOG PS, of 0-1. We announced the initiation of Part 1 of the REFRαME-O1 study in June 2023 and the study is ongoing. We anticipate that Part 1 will be fully enrolled in the first half of 2024.

We are also seeking to develop luvelta for the treatment of CBF/GLIS AML in pediatric patients. Initial access to luvelta in this indication has been provided through compassionate use. Initial data on the anti-leukemic activity of luvelta in 17 pediatric patients with relapsed/refractory CBF/GLIS AML was presented at ASH 2022 and updated at ASH 2023, including data from eight additional patients.

The ASH 2023 presentation included results from 25 pediatric patients with relapsed/refractory CBF/GLIS subtype AML treated with luvelta at doses up to 4.3 or 5.2mg/kg every two to four weeks for a DOR of 15.9 weeks (3-73.1), with 68% of patients receiving at least five doses. Luvelta was well-tolerated as a monotherapy agent and in combination with standard of care therapies. Of the 25 treated patients, 19 had ≥5% blasts, consideredmorphologic disease, or MD, and 8 had <5% blasts, considered sub-morphologic disease, or SMD. Collective results show that treatment with luvelta produced clinically meaningful and durable responses across a broad range of patients in various settings, including in patients with or without prior stem cell transplant and in monotherapy or in combination with cytotoxic therapy. A complete remission, or CR, or complete remission with partial hematologic recovery, or CRh, was observed in 8 out of 19 (42%) patients with ≥5% blasts treated with luvelta, with 5 out of 8 CR/CRh patients reaching a minimal residual disease, or MRD,-negative CR (63%). Six out of eight patients with <5% blasts experienced an MRD-negative CR (75%).

In the next phase of luvelta development for the treatment of CBF/GLIS AML in pediatric patients, we expect to initiate enrollment in a registration-enabling trial, REFRαME-P1, in the second half of 2024. In the first part of the study, patients will be randomized between two doses of luvelta, 3.5 mg/kg and 4.3 mg/kg, to identify an optimized dose. Following selection of the optimized dose, we plan to test the optimized dose in approximately 18 patients with relapsed/refractory CBFA2T3::GLIS2 AML having ≥5% bone marrow involvement with leukemic blasts. Key endpoints are planned to be CR rate, MRD-negative response rate, event-free survival, or EFS, release-free survival, or RFS, OS, safety, and pharmacokinetics.

STRO-003, An ADC Directed Against ROR-1

In 2022, we nominated STRO-003 for further development. STRO-003 is a ROR1-targeting ADC for the treatment of ROR1-expressing solid tumors, including triple negative breast cancer, or TNBC, NSCLC, and ovarian cancer. STRO-003 is an anti-ROR1 human IgG1 antibody conjugated using our XpressCF+® platform technology to a cleavable DBCO-PEGylated β-glucuronidase-exatecan linker-payload, at a DAR of approximately eight. Currently, there are no therapeutics approved that specifically target ROR1, although there is one ROR1-targeting ADC, zilovertamab vedotin, or ZV, also known as MK-2140, or VLS-101, in Phase 2 testing targeting DLBCL, mantle cell lymphoma, or MCL, NSCLC, and breast cancer. Based on preclinical in vitro and in vivo data, we believe that STRO-003 has the potential for an improved therapeutic index compared to ZV. We believe these features present a unique opportunity for clinical development of STRO-003 to address unmet medical needs in hematological malignancies, ovarian cancer, TNBC and NSCLC.

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

STRO-004, An ADC Directed Against Tissue Factor

We have recently nominated STRO-004 for further development. STRO-004 is a TF-targeting ADC for the treatment of TF-expressing solid tumors, potentially including cervical, lung and breast cancer. STRO-004 is an anti-TF human IgG1 antibody conjugated using our XpressCF+® platform technology to a cleavable DBCO-PEGylated β-glucuronidase-exatecan linker-payload, at a DAR of approximately four. There is an approved ADC targeting TF, TIVDAK®, developed by Seattle Genetics and GenMab A/S, which is approved for the treatment of recurrent or metastatic cervical cancer. In preclinical in vitro and in vivo studies benchmarking STRO-004 against a TIVDAK® surrogate molecule, we observed comparable antitumor activity but achieved 5- to 10-fold higher dose levels in nonhuman primate safety studies for STRO-004.Therefore, we believe that STRO-004 has the potential for an improved clinical therapeutic index over existing standard of care. We believe these features present a unique opportunity for clinical development of STRO-004 to address unmet medical needs in cervical, lung and breast cancer patients.

We believe STRO-004 has been precisely designed and optimized to provide the potential for a best-in-class ADC targeting TF. Our proprietary non-natural amino acid, which provides the substrate for conjugation to our proprietary β-glucuronidase cleavable exatecan linker warhead, have been placed at what we believe are the optimal sites in the amino acid sequence of our high affinity anti-TF antibody, resulting in enhanced performance and stability in preclinical in vitro and in vivo models. These models also suggest that our β-glucuronidase cleavable linkers may provide greater tumor specificity and enhanced tolerability relative to a protease-cleavable linker delivering an exatecan payload. In particular, in a non-human primate safety study, we did not observe neutropenia, ocular toxicity signals or lung toxicity, or ILD, signals, even in the highest dose cohort for STRO-004. Finally, our preclinical testing has shown that the exatecan payload delivered by STRO-004 elicits potent tumor cell killing, bystander activity and immunogenic cell death, which we believe may provide meaningful clinical benefit to patients.

STRO-004 Business Opportunity

We believe TF is a favorable target for an ADC due to its limited normal tissue expression, as well as its prevalence in solid tumors, including cervical cancer. Its expression is correlated with poor prognosis in different cancers.

Additional Discovery Efforts

We are also actively researching to identify new ADCs to add to our pipeline. We have multiple ADC discovery programs ongoing using our XpressCF+® platform. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypotheses in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. We have also expanded our ADC technology platform to include iADCs. Our XpressCF+® platform has enabled a groundbreaking technology to engineer homogeneous, dually conjugated immunostimulant and cytotoxic warheads on a single ADC molecule. Our novel iADC design is intended to deliver two different drugs directly to the tumor, to not only kill tumor cells but also locally prime an immune response to the patient’s particular tumor cells. We believe that our iADC approach creates a new therapeutic opportunity by combining the best features of an ADC with the biology of a personalized vaccine.

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

We are eligible to receive aggregate contingent payments of up to approximately $500 million for the target program selected by Merck, assuming the development and sale of the related therapeutic candidate and all possible indications identified under the collaboration. If one or more products from the target program is developed for non-oncology or a single indication, we will be eligible for reduced aggregate milestone payments. In addition, we are eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

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

Vaxcyte (formerly known as SutroVax) Relationship

In 2013, we and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for Vaxcyte, Inc., or Vaxcyte, with which we have a license agreement, a supply agreement, an option agreement and a manufacturing rights agreement related to certain development and manufacturing rights. Under the license agreement, Vaxcyte has the right to use the XpressCF® and XpressCF+®platforms to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. The lead programs for Vaxcyte are VAX-31 and VAX-24, its 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF® and other materials to Vaxcyte.

In May 2018, we entered into a Supply Agreement with Vaxcyte, wherein Vaxcyte engaged us to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost plus arrangement.

In December 2022, we entered into a letter agreement, or the Vaxcyte Agreement, with Vaxcyte and granted Vaxcyte an option, or the Option, to obtain development and manufacturing rights for XtractCF® that, when exercised, would grant Vaxcyte the right to make and source our cell-free extract for research, development, and manufacture of vaccines for the prophylaxis and treatment of infectious disease.

Pursuant to the Vaxcyte Agreement, we received a one-time, nonrefundable, non-creditable, upfront payment of $10.0 million in cash, and 167,780 shares of Vaxcyte common stock with a fair value of $7.5 million in December 2022.

Additionally, pursuant to the Vaxcyte Agreement, we and Vaxcyte agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event Vaxcyte exercises the Option, or the Form Definitive Agreement. In September 2023, we and Vaxcyte mutually agreed upon the Form Definitive Agreement, and in October 2023, we received a $5.0 million payment from Vaxcyte.

Effective immediately upon agreement to the Form Definitive Agreement, we and Vaxcyte entered into Amendment No 3., or Amendment 3, to that certain license agreement between us and Vaxcyte, dated August 1, 2014, and amended and restated on October 12, 2015, and amended again on May 9, 2018 and May 29, 2018, or the License Agreement. Amendment 3 amended certain terms of the License Agreement including with respect to (i) royalty reduction provisions applicable in the event of expiration of relevant patent claims, which would result in lower royalties payable by Vaxcyte under certain circumstances, (ii) the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the License Agreement, and (iii) the timing and form for financial reporting of royalty payment calculations.

In November 2023, or the Exercise Date, Vaxcyte exercised the Option by submitting written notice thereof to us and concurrently paid us $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Vaxcyte Agreement, Vaxcyte is obligated to pay us an additional $25.0 million in cash within six months of the Exercise Date as the second of two installment payments for the Option exercise price. Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay us certain additional milestone payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated.

We hold 0.7 million shares of common stock of Vaxcyte and are eligible for four percent royalties on worldwide net sales of any vaccine candidates for human health use under the license agreement, except for royalties on sales of vaccines for prophylaxis of invasive pneumococcal disease, such as VAX-24 or VAX-31, which are owned by Blackstone, as discussed below. Also, we retain the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

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

In June 2023, we entered into a Master Development and Clinical Supply Agreement, or the 2023 Tasly Supply Agreement, with Tasly, wherein Tasly requested us to provide development, manufacturing and supply chain management services, including clinical product supply.

In September 2023, we received a $5.0 million contingent payment from Tasly, net of withholding tax of $0.5 million, related to the first patient dosed in the REFRaME-O1 trial for luvelta. The REFRaME-O1 study consists of two parts, Part I being the dose-finding portion and Part II being the portion of the study that will focus on the selected dose from Part I, and is intended to generate data to enable the potential registration of luvelta. Although we currently intend to conduct the REFRaME-O1 study to completion, we have the sole discretion to terminate the REFRaME-O1 study at any time. As such, we have agreed with Tasly that, in the event we terminate the REFRaME-O1 study prior to dosing the first patient in Part II, we will refund Tasly the contingent payment received by us within 30 days of such study termination.

In October 2023, we received a $5.0 million contingent payment from Tasly, net of withholding tax of $0.5 million, after Tasly received its first IND clearance by National Medical Products Administration, or NMPA, in Greater China.

Tasly has the right to terminate the Tasly License Agreement for convenience or other reasons specified in the Tasly License Agreement, upon prior written notice.

Blackstone Relationship

In June 2023, we entered into a purchase and sale agreement with Blackstone, or the Blackstone Agreement, to sell to Blackstone a revenue interest in our 4% royalty on potential future sales of Vaxcyte’s products, including Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products such as VAX-24 and its second-generation PCV product, VAX-31.

Under the Blackstone Agreement, Blackstone paid us an initial upfront payment of $140.0 million in June 2023, with potential payments totaling up to $250.0 million triggered at various return thresholds to Blackstone under the Blackstone Agreement. In addition, under the Blackstone Agreement, we agreed to certain covenants with respect to the exercise of its rights under the Vaxcyte License Agreement, including with respect to the right to amend, assign and terminate the Vaxcyte License Agreement. The Blackstone Agreement contains other customary terms and conditions, including representations and warranties, covenants and indemnification obligations in favor of each party.

Following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of the Amendment, the revenue interest in the 4% royalty on potential future sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to us. As such, we retain the revenue interest in royalties from Vaxcyte on sales of all products other than a PCV product, such as VAX-24 or VAX-31.

BMS Collaboration

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

In May 2019, the U.S. Food and Drug Administration cleared the IND application for the BCMA ADC, which was discovered and manufactured by us and is the first collaboration program IND.

In June 2023, we received a notice of termination from BMS indicating that it was terminating the BMS Agreement and stopping development of CC-99712 due to a portfolio prioritization decision. The termination of the BMS Agreement was effective as of October 7, 2023, or the Termination Date. Following the Termination Date, we have sole worldwide rights to CC-99712.

EMD Serono Collaboration

We signed a Collaboration Agreement and a License Agreement with EMD Serono in May 2014 and September 2014, respectively, which were entered into in contemplation of each other. The Collaboration Agreement was subsumed into the License Agreement, or the MDA Agreement, which agreement is to develop ADCs for multiple cancer targets. Our collaboration with EMD Serono has yielded a novel bispecific ADC product candidate targeting EGFR and MUC1, known as M1231, for which an IND submission was filed in the second half of 2020. In March 2023, EMD Serono disclosed its decision to close the Phase 1a trial of M1231 in patients with solid tumors and not initiate a previously planned expansion study. EMD Serono stated that the decision was based on strategic portfolio considerations.

BioNova Relationship

In October 2021, we entered into the BioNova Option Agreement to confer BioNova the right to obtain exclusive rights to develop and commercialize STRO-001 in Greater China and amended the BioNova Option Agreement with BioNova in the first quarter of 2023. In March 2024, BioNova notified us that it had decided to terminate both the BioNova Option Agreement and clinical development of STRO-001 in Greater China. Following receipt of this notice, we decided to suspend development of STRO-001.

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

Extract and Reagents

We manufacture our cell-free extract and related reagents in our GMP manufacturing facility in San Carlos, California for our clinical trials and supply commitments. We have identified a contract manufacturing organization, or CMO, to serve as our strategic partner for the production of cell-free extract and have initiated technology transfer to this CMO. Similarly, we have identified a CMO to produce custom reagents used in our cell-free production and have initiated this technology transfer as well. The technology transfer for production of custom reagents was substantially completed in 2023 and we expect the technology transfer for production of cell-free extract to be substantially completed in the first half of 2024.

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

Competition

The biotechnology and biopharmaceutical industries, and the immuno-oncology subsector, are characterized by rapid evolution of technologies, fierce competition, and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary XpressCF® platform and scientific expertise in the field of biologics and immuno-oncology provide us with competitive advantages, a wide variety of institutions, including large biopharmaceutical companies, specialty biotechnology companies, academic research departments and public and private research institutions, are actively developing potentially competitive products and technologies. We face substantial competition from biotechnology and biopharmaceutical companies developing products in immuno-oncology. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology therapeutics include a range of biologic modalities with the top selling products by class spanning tumor targeting monoclonal antibodies, to ADCs, to immune checkpoint inhibitors, to T cell-engager immunotherapies, to CAR-T cell therapies. In addition, numerous compounds are in clinical development for cancer treatment. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

We also face substantial competition from biotechnology and biopharmaceutical companies developing products with FolRα-targeted therapies, including naked antibodies, small molecule drug conjugates, ADCs, and T cell retargeting molecules. The most advanced clinically active agent targeting FolRα to date has been ELAHERE® (mirvetuximab soravtansine IMGN853), an ADC composed of a FolRα-binding antibody linked to the tubulin-disrupting maytansinoid, DM4, via a cleavable linker. Other large pharmaceutical companies are developing a FolRα-targeted ADC for the treatment of cancers, including ovarian cancers.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms, and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover, but is not limited to, our technology platforms, our product candidates, and components thereof, their methods of use and processes for their manufacture, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms, and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our XpressCF® platform, XpressCF+® platform, and product candidates. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; to defend against and challenge the assertion by third parties of their purported intellectual property rights; and to operate without the unauthorized infringement on the valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our XpressCF® platform, XpressCF+® platform, and product candidates. Our patent portfolio as of December 31, 2023, contained 29 U.S. issued patents and 263 patents issued in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore, and 43 U.S. pending applications, as well as 105 patent applications pending in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore owned solely by us. These patents and patent applications include claims relating to:

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
•
Release Factor 1-deficient E. coli cells, and methods of expressing proteins therewith;
•
cells encoding T7 RNA polymerase, and methods of producing thereof;
•
spray-dried extracts for cell-free protein synthesis and methods of producing thereof;
•
large scale production of antibody using pre-fabricated light chain;
•
non-natural amino acid tRNA synthetases;
•
antibodies with engineered CH2 domains;
•
antibodies with site-specific glutamine tags;
•
antibodies and antibody fragments containing one or more non-natural amino acids at defined positions in their amino acid sequences;
•
antibodies targeting receptors of interest, including FolRα, BCMA, ROR1, Tissue Factor, CD3 and EpCAM, and methods of treating therewith;
•
ADCs targeting receptors of interest, including FolRα, ROR1, Tissue Factor and BCMA, and methods of treating therewith;

29

•
combination therapies with anti-Folα ADCs, and methods of treating therewith;
•
iADCs, and TLR7, TLR7/8, and STING agonists, and methods of treating therewith;
•
ADC2, and methods of treating therewith;
•
an exatecan linker-warhead that is used in our STRO-003 and STRO-004 product candidates;
•
hemiasterlin, both as a cytotoxin and as a linker-warhead, which is used in our STRO-002 product candidate; and
•
para-azidomethylphenylalanine, or pAMF, and proteins comprising pAMF, our workhorse non-natural amino acid which is primarily used when we conjugate molecules to proteins produced with our XpressCF+® platform.

Our issued patents, and any patents that may issue from our pending patent applications, in our solely owned patent portfolio are expected to expire between January 2030 and October 2044, absent any patent term adjustments or extensions.

In addition, we have exclusively licensed the following patent portfolio from Stanford: 9 U.S. issued patents and 31 patents issued in ex-U.S. jurisdictions, including Europe, China, Canada, India, Australia, South Korea, Eurasia and Singapore. This patent portfolio includes claims relating to methods related to in vitro protein synthesis that we use in our XpressCF® platform and XpressCF+® platform when discovering, developing and manufacturing our product candidates.

Remaining patents in our patent portfolio licensed from Stanford are expected to expire between July 2024 and January 2028, absent any patent term adjustments or extensions.

As for the XpressCF® platform, XpressCF+® platform, product candidates and processes we develop and commercialize, in the normal course of business, we intend to pursue, where appropriate, patent protection or trade secret protection relating to compositions, methods of manufacture, assay methods, methods of use, treatment of indications, dosing and formulations. We may also pursue patent protection with respect to product development processes and technology.

The following table describes the potentially material patents and patent applications owned or licensed by us.

Patent Relevance	Ownership	Type of Patent Protection	Expiration or Anticipated Expiration (Absent patent term extension or adjustment)	Pending Jurisdictions	Issued Jurisdictions

XpressCF® platform	Owned by Sutro	Utility	2033	None	US, AU, CA, CN, EP, IL, IN, JP, KR, SG
XpressCF® platform	Owned by Sutro	Utility	2034	US, SG	US, AU, CA, CN, EP, HK, IL, IN, JP, KR
XpressCF® platform	Owned by Sutro	Utility	2034	None	US, EP
XpressCF® platform	Owned by Sutro	Utility	2035	None	US, EP
XpressCF® platform	Owned by Sutro	Utility	2041	US, AU, BR, CA, CN, EP, IL, IN, JP, KR, SG, TW	None
XpressCF® platform	Owned by Sutro	Utility	2043	US, TW, PCT	None
XpressCF® platform	Owned by Sutro	Provisional	2044	US	None

ADC platform	Owned by Sutro	Utility	2033	US, BR, CA,	US, AU, CN, EP, HK, IL, IN, JP, KR, SG
ADC platform	Owned by Sutro	Utility	2033	US, EP	US, AU, BR, CA, CN, EP, HK, IL, IN, JP, KR, SG
STRO-002	Owned by Sutro	Utility	2037	US, EP	None
STRO-002	Owned by Sutro	Utility	2038	US, AU, BR, CA, CN, EP, HK, IL, IN, JP, KR, MX, NZ, SG, ZA	US
STRO-002	Owned by Sutro	Utility	2036	US, CA, EP, HK, KR	US, AU, BR, CN, EP, IL, IN, JP, SG
STRO-002	Owned by Sutro	Utility	2039	US, EP, HK, JP	None
STRO-002	Owned by Sutro	Utility	2042	US, EP, TW	None
STRO-002	Owned by Sutro	Utility	2042	PCT	None
STRO-002	Co-owned by Sutro	Utility	2043	US	None
STRO-003	Owned by Sutro	Utility	2043	US, TW, PCT	None
STRO-004	Owned by Sutro	Provisional	2044	US	None
STRO-003 and STRO-004	Owned by Sutro	Utility	2043	US, PCT	None

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

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2033 to 2040, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2034 to 2044, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the United States. The patent situation outside of the United States is even more uncertain.

Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending, and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platforms and product candidates and the methods used to manufacture those platforms and product candidates. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented XpressCF® platform, XpressCF+® platform, and product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our XpressCF® platform, XpressCF+® platform, and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our XpressCF® platform, XpressCF+® platform, and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and more comprehensive risks related to our proprietary technology, inventions, improvements, platforms, and product candidates, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. We have filed for trademark protection of the Sutro Biopharma marks, the XpressCF® mark and the XpressCF+® mark with the USPTO. Additionally, we filed for trademark protection of the XpressPDF® mark, XpressRNAP® mark, XpressRS® mark, XpresstRNA® mark and XtractCF® mark with the USPTO. We also filed for trademark protection of the clinical trial marks. XpressCF® refers to our cell-free protein synthesis technology as a whole, and XpressCF+® refers specifically to cell-free protein synthesis incorporating one or more non-natural amino acids. The Sutro Biopharma marks were registered by the USPTO in 2014 and 2018, the XpressCF® mark was registered by the USPTO in 2017, and XpressCF+® mark was registered by the USPTO in 2017. The XpressRNAP® mark, the XpressRS® mark, and the XpresstRNA® mark were registered in the USPTO in 2021. The XpressPDF® mark and the XtractCF® mark were registered in the USPTO in 2022.

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

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $4,048,000 for Fiscal Year 2024. The applicant under an approved BLA is also subject to an annual program fee, currently exceeding $416,000 per prescription drug product for Fiscal Year 2024. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the biological product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a product with particular principal molecular structural features to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. In the case of a biological product, the same drug is a drug that contains the same principal molecular features. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA user fee.

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

The Best Pharmaceuticals for Children Act, or BPCA, provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $483,000 for most PMAs for Fiscal Year 2024. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results between multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, creates new data privacy obligations for covered companies and provides new privacy rights to California residents. On January 1, 2023, the California Privacy Rights Act (“CPRA”), which substantially amends the CCPA, went into effect. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

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

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. A growing number of states require the reporting of certain pricing information, including information pertaining to and justifying price increases and introductory prices for new drugs. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Additional states and local jurisdictions, such as Nevada, Connecticut, the City of Chicago and the District of Columbia, require pharmaceutical sales representatives to be registered, licensed and/or meet continuing education requirements. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

Coverage, Pricing and Reimbursement

The regulations that govern coverage, pricing and reimbursement for new pharmaceutical products vary widely from country to country. Some countries require approval of the sale price of a pharmaceutical product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, a pharmaceutical company can obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of that product.

A pharmaceutical company’s ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Even if one or more products are successfully brought to the market, these products may not be considered cost-effective, and the amount reimbursed for such products may be insufficient to allow them to be sold on a competitive basis. Increasingly, third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products.

Moreover, one payor’s determination to provide coverage for a product does not assure that an adequate reimbursement rate will be approved, or that other payors will also provide coverage for the product. Further, no uniform policy for coverage and reimbursement exists in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval processes apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

Significant delays can occur in obtaining reimbursement for newly approved pharmaceutical products, and coverage may be more limited than the purposes for which product is approved by the FDA or similar foreign regulatory authorities. Interim reimbursement levels, if applicable, may also be insufficient to cover a pharmaceutical company’s costs and may not be made permanent. Moreover, eligibility for reimbursement does not imply that any pharmaceutical product will be reimbursed in all cases or at a rate that covers a pharmaceutical company’s costs, including research, development, manufacture, sale and distribution. In addition, coverage policies and third-party reimbursement rates may change at any time.

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals recently culminated in the enactment of Inflation Reduction Act, or IRA, which among other things, allows the Department of Health and Human Services, or HHS, to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also impose rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025.. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products. We expect additional statutory, regulatory, and administrative healthcare reform initiatives to be enacted and implemented in the future.

Human Capital Resources

As of December 31, 2023, we had 302 full-time employees and 22 full-time contract employees. Of these employees, 79 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage biopharmaceutical company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk.

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of December 31, 2023, had an accumulated deficit of $559.4 million. For the years ended December 31, 2023 and December 31, 2022, our net loss was $106.8 million and $119.2 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We will need substantial additional funds to advance development of our product candidates and failure to obtain sufficient funding may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations. We may have difficulty accessing additional capital on reasonable, or even any, terms to continue our product and platform development or other operations and may have to make difficult prioritization decisions regarding development and potential partnering of our clinical and preclinical product candidates.

The development of biopharmaceutical product candidates is capital-intensive. As our product candidates advance through preclinical studies and clinical trials, we will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, to manufacture extract and products, if any, which may be approved for commercial sale, to establish marketing and sales capabilities to commercialize our product candidates, and to provide support to our collaborators in the development of their products. In addition, we expect to continue to incur additional costs associated with operating as a public company.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our clinical-stage product candidates and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of December 31, 2023, we had $333.7 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

•
the timing, progress and results of preclinical and worldwide clinical development activities;
•
the costs associated with the development of our internal manufacturing and research and development facilities and processes;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and research and development agreements;
•
the timing and amount of milestone and other payments we may receive under our collaboration and/or research and development agreements;
•
our ability to establish and maintain collaborations, strategic partnerships or marketing, distribution, licensing or other strategic arrangements with third parties on favorable terms, if at all;
•
our ability to achieve sufficient market acceptance, adequate coverage and reimbursement from third-party payors and adequate market share and revenue for any approved product candidates;
•
the costs involved in prosecuting, defending and enforcing patent and other intellectual property claims;

44

•
the costs of manufacturing our product candidates and those of our collaborators using our proprietary XpressCF® and XpressCF+® platforms;
•
the cost and timing of regulatory approvals;
•
the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs;
•
our efforts to enhance operational systems and hire and retain key personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and
•
general economic, industry and market conditions, including market volatility, high levels of inflation, changes in interest rates, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto.

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

If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Any future debt financings, if available, are likely to involve, restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates are in varying development stages and may fail in development or be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and all of our product candidates for cancer therapy are in clinical development. Our most advanced product candidate, luvelta, is being evaluated in REFRαME-O1, a Phase 2/3 pivotal trial for treatment of women with platinum resistant ovarian cancer, as well as in additional clinical studies underway, including for treatment of women with endometrial cancer and children with pediatric AML. Additionally, we have programs that are being evaluated by partners in clinical trials and by us in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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
•
difficulty achieving successful continued development, or transfer to third-parties, of our internal manufacturing processes, including process development and scale-up activities to supply products for preclinical studies, clinical trials and commercial sale;
•
delays in submitting INDs or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•
conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•
delays in enrolling patients or high drop-out rates in our clinical trials;
•
inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•
inability to obtain alternative sources of supply for which we have a single source for product candidate components or materials;
•
occurrence of epidemics, pandemics or contagious diseases and potential effects on our business, clinical trial sites, highly complex supply chain and manufacturing facilities;
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

Our business is dependent on the success of our product candidates, including luvelta, which is generated from our proprietary XpressCF® and XpressCF+® platforms. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, luvelta, STRO-003 and STRO-004. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. In addition, although we believe that our REFRαME-O1 Phase 2/3 pivotal trial of luvelta for the treatment of women with platinum resistant ovarian cancer will provide a sufficient dataset to support submission of a BLA to the FDA or equivalent to regulatory agencies, we cannot assure you that the FDA will agree with our conclusions or require data prior to approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The success of luvelta, STRO-003 and STRO-004 and our other future product candidates will depend on many factors, including the following:

•
successful enrollment of patients in, and the completion of, our clinical trials;
•
receiving required regulatory approvals for the development and commercialization of our product candidates;
•
establishing our commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•
establishing successful technology transfers and collaborations to develop our product candidates with licensees, including our licensees with rights to luvelta in Greater China;
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

47

•
launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•
effectively competing with other therapies, including those that have not yet entered the market;
•
maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval; and
•
achieving commercially relevant success in the market post approval.

Many of these factors are out of our control and if we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business, financial condition, results of operations and prospects.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, commercial and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, such as health epidemics and pandemics, global instability and geopolitical conflicts within regions where our clinical trials are conducted. For example, we intend to open a clinical trial site in Israel, which may face enrollment, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical study drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. In addition, we rely on third party vendors, contractors and consultants to provide services in connection with our clinical trials. If these third parties do not perform their services in a timely or workmanlike manner, our clinical studies may be delayed. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

To date, our clinical stage product candidates have been tested in a limited number of clinical trial patients. We may ultimately discover that our XpressCF® and XpressCF+® platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+® platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® and XpressCF+® platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+® platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. In our clinical trials to date, our product candidates have been generally well tolerated, and the most common treatment-emergent adverse events, or TEAEs, that resulted in a treatment delay or dose reduction was reversible neutropenia. We have also observed arthralgia as a TEAE. It is possible that, as we test our product candidates in larger, longer and more extensive clinical trials or as the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

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

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While certain relevant members of our company have significant clinical experience, we in general have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, current or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial patients. In addition, results from compassionate use of our product candidates, such as luvelta to treat pediatric CFB/GLIS AML, may not be confirmed in Company-sponsored trials and/or may negatively impact the prospects for marketing approval for our product candidates. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost, competition in the therapeutic area(s) we have received or may receive approval for, and whether it will otherwise be accepted in the market. Historically, there have been concerns regarding the safety and efficacy of ADCs, and an ADC drug was voluntarily withdrawn from the market for an extended period of time. These historical concerns may negatively impact the perception market participants have on ADCs, including our product candidates. Additionally, the product candidates that we are developing are based on our proprietary XpressCF® and XpressCF+® platforms, which are new technologies. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an ADC product, or a product or treatment based on our novel cell-free production technologies, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on the following, among other factors:

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

Since 2014, we have entered into several collaborations to develop and commercialize certain cancer and other therapeutics. Our XpressCF® and XpressCF+® platforms have also supported a spin-out company, Vaxcyte Inc., focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

52

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

Our existing collaborations with Astellas, Merck, Vaxcyte and Tasly are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, fail to fulfill their contract obligations, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into collaborations with other biotechnology companies to develop or commercialize several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. A substantial portion of our revenue to date has been derived from our collaborations, and a significant portion of our future revenue and cash resources is expected to be derived from some of these agreements, our royalty monetization agreement, or the Purchase Agreement, with an affiliate of Blackstone Life Sciences, or Blackstone, or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements or royalty monetization agreement, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, each of EMD Serono and BMS elected not to continue the development of their licensed candidates based on strategic portfolio considerations. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

In addition, from time to time we may have disputes with our collaborators. Any dispute or litigation proceedings we may have with our collaborators could delay development programs, reduce or eliminate potential milestone or other payments, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel, proprietary cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed clinical trial use of our product candidate luvelta, and our partner Merck’s MK-1484 product candidate, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

We have ongoing technology transfers to enable large scale manufacture of extract and the reagents necessary to manufacture our products using our XpressCF® and XpressCF+® platforms. These large scale technology transfers may fail or be delayed, resulting in impacts to our development timelines and the costs associated with manufacturing our development products.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. We have accordingly relied in some cases and intend to rely in the future on third-party clinical investigators, clinical research organizations, or CROs, clinical data management organizations and consultants to assist or provide the design, conduct, supervision and monitoring of preclinical studies and clinical trials of our product candidates. Because we intend to rely on these third parties and will not have the ability to conduct all preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

Manufacturing is a vital component of our business strategy. To ensure timely and consistent product supply, we currently use a hybrid product supply approach wherein certain elements of our product candidates are manufactured internally at our manufacturing facilities in San Carlos, California, and other elements, including raw and intermediate materials, are manufactured at qualified third-party CMOs. Since our own manufacturing facilities may be limited or unable to manufacture certain of our preclinical and clinical trial product materials and supplies, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborator’s needs. For example, we have entered into a manufacturing agreement with EMD Millipore Corporation to perform conjugation of the applicable linker-warhead with the antibody component of our luvelta and STRO-003 product candidates. We have also entered into agreements with Capua Bioservices, S.p.A. and with AGC Biologics GmbH for the manufacture of certain reagents used in the manufacture of our products with our XpressCF® and XpressCF+® platforms. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Further, while efforts are made to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or epidemics, pandemics, or contagious diseases or failures or delays in our manufacturing supply chain. For example, restrictions on travel imposed by governments, including China, or restrictions on person-in-plant permissions imposed by our contract manufacturers may limit the ability of our subject matter experts to visit our manufacturers and assist with technology transfers. If we or our contract manufacturers were to encounter interruptions from any of these events or other unforeseen events, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF® and XpressCF+® platforms. Luvelta is our most advanced clinical stage program, and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

59

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

The development and commercialization of drugs and therapeutic biologics is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources, including financial, technical, manufacturing, marketing, sales, supply, human resources, or general experience than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as with technologies and product candidates being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms, that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. While we believe that our XpressCF® and XpressCF+® platforms, associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources exists or may arise in the future. Our competitors include larger and well-funded biopharmaceutical, biotechnological and therapeutics companies, including large and specialty companies focused on cancer immunotherapies and ADCs, as well as numerous small and mid-cap companies. Moreover, we also compete with current and future therapeutics developed at research-stage biotechnology companies, universities and other research institutions.

We are aware of several companies that are developing ADCs, cytokine derivatives, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same target as luvelta. For example, Immunogen recently received approval for a folate receptor α targeted ADC, mirvetuximab soravtansine (Elahere®). In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs; and we anticipate more FolRα-targeting ADCs and other potential FolRα-targeting modalities to be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than folate receptor α for the treatment of the same indications for which we are developing luvelta. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

Our success will depend partially on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, or less expensive than the therapeutics we develop.

If our most advanced product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology therapeutics include a range of biologic modalities with the top selling products by class spanning tumor targeting monoclonal antibodies, to ADCs, to immune checkpoint inhibitors, to T cell-engager immunotherapies, and to CAR-T cell therapies. In addition, numerous compounds are in clinical development for cancer treatment. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

Further, if we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement, coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive, or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

We are highly dependent on the research and development, clinical development, manufacturing, and business development expertise of our management team, advisors and other specialized personnel. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and XpressCF® and XpressCF+® platform technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Should our competitors recruit our key employees, our level of expertise and ability to execute our business plan would be negatively impacted. Further, if we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations.

As of December 31, 2023, we had 302 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trial in 2018. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets, for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and do not receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

Price controls imposed in either the U.S. or foreign markets may adversely affect our future profitability.

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

Additionally, in some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or current or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

We collect, use and store information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, use, store and transmit large amounts of confidential information, including intellectual property, proprietary business information health information, and personal information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data security incident (which may include, for example: data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors may or could have access to our confidential information subject to contractual protections. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, third-party vendors, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a formal security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. For example, targeted deep fakes supported by sophisticated AI tools and other forms of impersonation of our executives are becoming increasingly prevalent. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our CROs or other contractors or consultants we may utilize to mitigate a data security incident and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We have incurred successful phishing attempts in the past, although we believe that these attempts were detected and neutralized without any compromise to our data and prior to any significant impact to our business. We have also implemented measures to prevent such attacks, but we may still be subject to similar attacks in the future. We are also aware of publicly disclosed security breaches at certain third parties on which we rely. If such an event were to occur, whether to us or a third party on which we rely, and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, if we are unable to generate or maintain access to essential patient samples or data for our research, development, and manufacturing activities for our programs, our business could be materially adversely affected.

Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. Such a breach may require formal notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, regulations promulgated by the Federal Trade Commission and state breach notification laws. We also may be subject to global privacy laws, such as Europe’s General Data Protection Regulation, or GDPR. We would also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information that may result in regulatory scrutiny, fines, private right of action settlements, and other consequences. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight. Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue.

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

In addition, some of our employees work remotely from time to time, which presents certain risks to our business. For example, remote work presents significant demands on our information technology resources and systems and can be at risk for phishing and other malicious activity, which can result in an increase to the number of points of potential exposure, such as laptops and mobile devices, that need to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.

In our ongoing efforts to innovate and optimize operational efficiency, we have integrated artificial intelligence, or AI, into various aspects of our workplace. For example, we are implementing AI machine learning for email behavioral monitoring. While AI presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Proper use of AI can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, unknown or zero-day software vulnerabilities, and potential regulatory non-compliance, could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. We are committed to implementing robust governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be affected adversely.

Our research, development and manufacturing involve the use of hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities in South San Francisco and San Carlos, California that are required for our research, development and manufacturing activities. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We and our third-party contractors are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. We believe our and our third-party contractors’ procedures for storing, handling and disposing these materials in our South San Francisco and San Carlos facilities comply with the relevant guidelines of the two municipalities, the county of San Mateo, the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, including employee and contractor training and procedures regarding safe handling and disposal, the risk of accidental or mistaken contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial and exceed any available insurance. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials or from other hazards potentially present in our workplaces, such as high voltage electricity, process steam or other hot material, liquid nitrogen or other cold material, materials stored under pressure, laboratory instruments that incorporate powerful lasers or magnets, sonic resonance, heavy machinery, and the like, this insurance may not provide adequate coverage against potential liabilities. While we maintain pollution legal liability insurance for our manufacturing facility in San Carlos, California, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials in our other locations. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future and existing laws and regulations could become more stringent. Further, we may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations prohibit, among other things, companies and their employees, agents, CROs, CMOs, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or making or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of these laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other marketing authorizations. We can be held liable for corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Our current operations are in two cities in the San Francisco Bay Area, and we, or the third parties upon whom we depend, may be adversely affected by earthquakes, other natural disasters, pandemics or other catastrophic events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our current operations are located in our facilities in South San Francisco and San Carlos, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, epidemic, pandemic or contagious disease, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, epidemics, pandemics or contagious diseases, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage, epidemics, pandemics or contagious disease, or other events occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research or manufacturing facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Further, many of our employees conduct business outside of our leased or owned facilities and these locations may be subject to additional security risks outside of our control. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the 2017 Tax Act, enacted many significant changes to the U.S. tax laws. Beginning in 2022, the 2017 Tax Act eliminates the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. based and non-U.S. based research and development expenditures over five and fifteen years, respectively, pursuant to IRC Section 174. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. We also cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards to offset taxable income could be limited.

Under current law, our net operating loss carryforwards generated in tax years ending on or prior to December 31, 2017, are permitted to be carried forward for 20 years and our federal net operating losses generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses, is limited to 80% of taxable income (without regard to certain deductions).

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Based on Section 382 studies performed for certain prior periods, we experienced an ownership change on November 20, 2019 and December 31, 2022, which imposed limitations on the use of our net operating losses arising before that date. In addition, we may have experienced other ownership changes in the past and may also experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Our investment in Vaxcyte is subject to risk

As of December 31, 2023, we held Vaxcyte common stock with a fair value of $41.9 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of health pandemics, regional geopolitical conflicts, changes in interest rates, inflation, potential uncertainty with respect to the debt ceiling and potential government shutdowns related thereto. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

Our cash and investments could be adversely affected if the financial institutions in which we hold our cash and investments fail.

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States and governments may not guarantee all depositors if such financial institutions were to fail, as the U.S. government did in 2023 with Silicon Valley Bank depositors, in the event of further bank closures and continued instability in the global banking system. Any future adverse developments in the global banking system could directly or indirectly negatively impact our business, financial condition, results of operations and prospects. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.

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

69

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

European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is very limited precedent for the court, increasing the uncertainty of any litigation. Limited information is available to make judgments about advantages and disadvantages of either opting into or remaining out of UPC jurisdiction; either choice may ultimately prove to have significant implications as to cost, enforceability and scope of protection, among other factors, for applicable European patents.

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

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are further aware of an issued patent, expected to expire in 2034, relating to certain conjugates comprising a genus of hemiasterlin derivatives that may be potentially relevant to products incorporating our hemiasterlin-derived linker-warhead. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for luvelta, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of any or all of luvelta, STRO-003 or STRO-004. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Although some of our employees have experience in conducting and managing clinical trials from prior employment at other companies, we, as a company, have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate, and may be further delayed due to one or more temporary federal government shutdowns. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs. We may also be affected by ex-US regulatory requirements, given that our trials may be conducted globally; current and unforeseen new EU-specific clinical trial conduct regulations, such as IVDR and GDPR, may delay, or increase the difficulty and expense of conducting, our clinical studies.

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

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may face difficulties from healthcare legislative reform measures.

Existing regulatory policies may change and additional government regulations may be enacted that could affect pricing and third-party payments for our product candidates, which could negatively affect our business, financial condition and prospects. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

While there have been legislative and judicial efforts to modify, repeal or otherwise invalidate all or certain aspects of the ACA or its implementing regulations, the ACA remains in effect in its current form. It is unclear how any such efforts in the future will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted in the United States federal and state levels to reduce healthcare expenditures, including the Budget Control Act, which, subject to certain temporary suspension periods, imposed 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, that will remain in effect through 2031, unless additional Congressional action is taken, and the Infrastructure Investment and Jobs Act, which added a requirement for manufacturers of certain single-source drugs (including biologics and biosimilars) separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose containers or single-use package drugs) to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation. Further, in November 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the Inflation Reduction Act, or IRA, until January 1, 2032. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs is eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products.

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

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada, and the FDA authorized the first such plan in January 2024.

Recently, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which allows, among other things, HHS to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can qualify for negotiations, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. HHS will announce the negotiated maximum fair price by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. The IRA also penalizes drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and our product candidates.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We expect that the ACA, the IRA and other state or federal healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

We maintain a quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials that are subject to US and international laws and regulations governing the privacy and data protection of such information. Each of these laws is subject to varying interpretations and subject to evolving regulations. For example, the EU and United Kingdom (“UK”) GDPR, which applies extraterritorially, imposes several strict requirements for controllers and processors of personal information, which include higher standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information) and pseudonymized (i.e., key-coded) data, and heightened transfer requirements of personal information from the European Economic Area/UK/Switzerland to countries not deemed to have adequate data protections laws. Notably, the U.S. is one such country as of January 1, 2024, although effective July 10, 2023, the new EU-U.S. Data Privacy Framework (“DPF”) has been recognized as adequate under EU law to allow transfers of personal data from the EU (as well as the U.K. and Switzerland) to certified companies in the U.S. However, the DPF is likely to face legal challenge at the Court of Justice of the European Union which could cause the legal requirements for personal data transfers from the Europe to the U.S. to become uncertain once again. We will monitor these legal developments and continue to use best practices to follow established European legal standards to conduct cross-border transfer of personal data. The GDPR also provides that countries in the European Economic Area may establish their own laws and regulations further restricting the processing of certain personal information, including genetic data, biometric data, and health data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (approximately $22.6 million) or 4 percent of the annual global revenues of the noncompliant company, whichever is greater.

In the United States, in addition to HIPAA, various federal (for example, the Federal Trade Commission) and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security that may conflict or be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than existing federal, international, or other state laws. For example, California, which continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act, took effect in January 2023 and may be subject to additional regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency (“CPPA”). Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the CPPA and California Attorney General, the latter still retaining some CCPA enforcement authority. Following California’s lead, several other state enacted privacy laws that took effect in 2023: the Colorado Privacy Act, the Connecticut Personal Data Privacy and Online Monitoring Act, the Utah Consumer Privacy Act, and the Virginia Consumer Data Protection Act. Additional state privacy laws are to take effect in 2024: the Florida Digital Bill of Rights (July 1, 2024), Montana’s Consumer Data Privacy Act (October 1, 2024), Oregon’s protections for the personal data of consumers enacted through SB 619 (July 1, 2024), and the Texas Data Privacy and Security Act (July 1, 2024).

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

Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including our board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K.

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. It is possible that if our practices are not consistent or viewed as not consistent with legal and regulatory requirements and interpretations, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, operating results, reputation, and financial condition.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the licensure of biosimilar biological products (both highly similar and interchangeable biological products) was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. The BPCIA provides a period of exclusivity for products granted “reference product exclusivity,” under which an application for a biosimilar product referencing such products cannot be licensed by the FDA until 12 years after the first licensure date of the reference product licensed under a BLA.

During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA licenses a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our product candidates.

There is a risk that any product candidates we may develop that are licensed as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider any product candidates we may develop to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated.

Most states have enacted substitution laws that permit substitution of interchangeable biosimilars. The extent to which a highly similar biosimilar, once licensed, will be substituted for any one of our reference products that may be approved in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

While we have been granted Orphan Drug Designation by the FDA for luvelta for the treatment of Pediatric (CBF/GLIS) AML, if we decide to seek Orphan Drug Designation for some of our other product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for orphan drug exclusivity.

We have been granted Orphan Drug Designation by the FDA for luvelta for the treatment of Pediatric CBF/GLIS AML. As part of our business strategy, we may seek Orphan Drug Designation for our other product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain Orphan Drug Designation for our product candidates in specific conditions, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated condition due to the uncertainties associated with developing pharmaceutical products; in such case, no orphan drug exclusivity would be available unless we could demonstrate “clinical superiority.” In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs or therapeutic biologics with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic with the same principal molecular structural features for the same condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may never receive such designations.

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

Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, the FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called “dangling” or delinquent accelerated approvals, where confirmatory studies have not been completed or where results did not confirm benefit, but for which marketing approval continues in effect, and some companies have subsequently voluntarily requested withdrawal of approval of their products. In addition, the Oncology Center of Excellence has announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies.

Further, the enactment of The Food and Drug Omnibus Reform Act, or FDORA, included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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
•
epidemics, pandemics or contagious diseases;
•
changes in general market and economic conditions; and
•
cybersecurity incidents

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

The exclusive forum provision in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, or the underwriters of any offering giving rise to such claim, which may discourage lawsuits with respect to such claims.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, or the underwriters of any offering giving rise to such claims, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

93

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
•
general economic uncertainty and capital markets disruptions, including changes in interest rates, rising inflation, potential instability with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, which have been substantially impacted by regional geopolitical instability due to the impact of geopolitical tensions and the ongoing military conflicts around the world;
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
•
trading volume of our common stock;

94

•
sales of our common stock by us or our stockholders;
•
changes in accounting principles or tax laws;
•
terrorist acts, acts of war or periods of widespread civil unrest, including the ongoing armed conflicts around the world;
•
natural disasters, epidemics, pandemics or contagious diseases, and other calamities;
•
political instability; and
•
general economic, industry and market conditions.

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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock. For example, we are party to a Sales Agreement with Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies common stock pursuant to one or more “at the market” offerings. Sales of our common stock under the Sales Agreement with Jefferies could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. Any future sales of common stock through our “at the market” offering program will result in dilution and may have a negative impact on the price of our common stock.

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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and the global economy has continued to be impacted by changes in interest rates, rising inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto. Likewise, the capital and credit markets may be adversely affected by rising regional geopolitical tensions, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We became a “smaller reporting company” as of December 31, 2022. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures in 2023. As a smaller reporting company and a “non-accelerated filer”, we still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Our board recognizes the critical importance of maintaining the trust and confidence of our patients, business partners and employees. Our board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Through our ERM program, risks are identified, assessed and managed at the organization level, mission and business process level, and information system level. Our cybersecurity program, policies and procedures are fully integrated into our ERM program and are maintained in accordance with industry good standards. We also have an Information Security program that more specifically addresses cybersecurity risks and is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

1.
Governance: Our board’s oversight of cybersecurity risk management is supported by our Audit Committee of our board (the “Audit Committee”), which regularly interacts with our executive leadership, including our Chief Executive Officer, Chief Financial Officer and our General Counsel and other key officers.
2.
Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. We also engage security vendors with credentialed security professionals to bolster our cybersecurity risk management, security event monitoring and detection, and incident and crisis response capability.
3.
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including mail flow algorithms, firewalls, intrusion prevention and detection systems, malware and antivirus protection, network security protection, cloud console security and single sign-on multi-factor authentication. We also regularly conduct security and patch vulnerability scanning to help safeguard our security infrastructure.
4.
Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are periodically evaluated. We utilize an established internal framework designed to assess promptly the severity and materiality of cybersecurity events and incidents based on various predefined quantitative and qualitative criteria, including the impact to potential personally identifiable information and/or patient health information, and to determine the appropriate level of response. Incidents are escalated based on their severity and materiality for prompt response and mitigation. This systematic approach involves preliminary investigations and detailed assessments to determine the severity and materiality of each incident, and there are established communication channels and engagement processes with those involved in this incident response process.
5.
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We have implemented communication channels with our key third-party vendors to communicate regarding potential cybersecurity risks and incidents, and generally seek to include appropriate security clauses in our contracts with our vendors, including notification requirements.
6.
Education and Awareness: We provide regular, mandatory security awareness training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

We engage in a periodic assessment of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents at least annually. We evaluate our cybersecurity program’s capabilities and processes, and we aim to continuously enhance our program according to our internal and external risk assessments. These efforts include a wide range of activities, including audits, assessments, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning.

We have previously engaged, and may engage in the future, with third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, vulnerability assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the board, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any cybersecurity threats, that have materially affected or are likely to affect us, including our business strategy, results of operations or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the "Risk Factors" disclosures in Item 1A of this Annual Report on Form 10-K.

Governance

Our board, in coordination with the Audit Committee, oversees our ERM process, including the management of risks arising from cybersecurity threats. Our Audit Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including our information security strategy, ongoing cybersecurity preparedness projects and programs, recent cybersecurity-related developments, changing regulations, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Further, our Information Security Team, consisting of Company IT staff, meets biannually with our Information Security Governance Committee to review our policies, incidents, responses and preventative measures. In addition, our Information Security Team presents a summary of information security key performance indicators quarterly to our Audit Committee.

Our Chief Executive Officer, Chief Financial Officer, General Counsel and other key officers and our Information Security team work collaboratively across the Company to implement and monitor our Information Security Program, which is designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Our Information Security team is deployed to address cybersecurity threats and to respond to cybersecurity incidents, including those stemming from any violation of our cybersecurity policies. Further, our Information Security Team monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.

Our Information Security team collectively has a combined experience of over 70 years managing and supporting information technology in the biotech industry and oversees our cybersecurity program. They have experience developing and leading cybersecurity programs, including evaluating and implementing tools and technologies that enable defense and response capabilities, and developing critical cybersecurity procedures and training and awareness programs. Our cybersecurity consultant has served in various roles in information technology and information security for approximately 25 years. We also consult with two different service providers who specialize in corporate cybersecurity.

Item 2. Properties

Our principal executive office is located in South San Francisco, California, where we lease approximately 115,466 square feet for our corporate headquarters and to conduct, or expand, research and development activities. The lease expires in December 2027.

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

Holders of Record

As of March 20, 2024, there were approximately 69 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph shows the total stockholder’s return on an initial investment of $100 in cash at market close on September 27, 2018 (the first day of trading of our common stock), through December 31, 2023 for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of pre-tax amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of or intended to forecast future performance, and we do not make or endorse any predictions as to future stockholder return.

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

Trade Date	Sutro Biopharma (STRO)	Nasdaq Composite Index (IXIC)	Nasdaq Biotech Index (^NBI)
9/27/2018	100.00	100.00	100.00
12/31/2018	59.34	82.51	79.47
3/29/2019	74.93	96.11	91.71
6/28/2019	74.87	99.56	89.51
9/30/2019	59.80	99.47	81.67
12/31/2019	72.37	111.57	98.87
3/31/2020	67.11	95.75	88.57
6/30/2020	51.05	125.08	112.21
9/30/2020	66.12	138.87	111.15
12/31/2020	142.83	160.26	124.26
3/31/2021	149.74	164.72	123.37
6/30/2021	122.30	180.35	134.42
9/30/2021	124.28	179.66	132.78
12/31/2021	97.89	194.54	123.48
3/31/2022	54.08	176.83	108.78
6/30/2022	34.28	137.14	97.88
9/30/2022	36.51	131.51	98.37
12/31/2022	53.16	130.15	110.01
3/31/2023	30.39	151.98	107.71
6/30/2023	30.59	171.45	106.45
9/30/2023	22.83	164.38	103.23
12/31/2023	28.22	186.66	114.12

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

In 2019, we began enrolling patients in a Phase 1 trial of luvelta that focused on ovarian and endometrial cancers. The Phase 1 trial assessing safety, tolerability and preliminary efficacy of luvelta to treat platinum resistant ovarian cancer has been completed. In January 2024, we reported near-final results from this Phase 1 trial, in which luvelta exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population. We also presented data from Phase 1b trials assessing safety, tolerability and preliminary efficacy for the treatment of ovarian cancer with luvelta in combination with bevacizumab and for treatment of endometrial cancer. In August 2021, luvelta was granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal cancer who have received one to three prior lines of systemic therapy. We began enrolling patients in a Phase 2/3 trial of luvelta for the treatment of platinum-resistant ovarian cancer, the REFRαME-O1 study, in June 2023.

In January 2024, we presented an aggregated data set from of our Phase I trials of luvelta. This data set included data from all ovarian cancer patients treated with luvelta as a monotherapy in Phase 1 studies, regardless of FolRα expression levels, dose level of luvelta, or platinum sensitivity or resistance, corresponding to a total of 99 patients, of which 92 were RECIST-evaluable, with 21% platinum sensitive patients and 78% platinum refractory patients. Patients received a median of three prior lines of therapy. There were 72% of the patients that had experienced prior bevacizumab therapy and 70% had been treated with a PARP inhibitor. These patients were not selected for FolRα expression levels and were treated at starting dose levels ≤2.9 mg/kg, 4.3 mg/kg, 5.2 mg/kg or ≥5.6 mg/kg.

The safety profile of luvelta from these aggregated data was shown to be manageable, with a low rate of discontinuation of treatment resulting from neutropenia. The predominant TEAE was neutropenia, encompassing neutropenia, febrile neutropenia, and decreased neutrophil count, with 69.7% patients reporting any grade neutropenia and 64.6% patients reporting Grade 3 or higher neutropenia. Neuropathy and arthralgia were the other most commonly reported significant TEAEs, with 57.6% and 16% of patients reporting any grade and Grade 3 or higher arthralgia, respectively, and 44% and 7% patients reporting any grade and Grade 3 or higher neuropathy, respectively. The observed neutropenia was primarily uncomplicated, with less than 5% incidence of febrile neutropenia. Neutropenia and arthralgia each led to discontinuation of treatment in 1.5% of patients. Neuropathy led to discontinuation of treatment in 2.9% of patients. There were six patients that experienced grade 5 safety events on study, with one such event assessed as probably luvelta related and the remainder assessed as unrelated to luvelta.

We also presented a subset of the aggregated data from our Phase 1 trials of luvelta for which 43 patients with platinum resistant ovarian cancer selected for FolRα TPS ≥25%, or tumors with ≥25% of the tumor cells expressing FolRα at any level of staining intensity, were treated with 4.3 mg/kg or 5.2 mg/kg doses of luvelta, corresponding to all patients treated in phase 1 studies that would be eligible for enrollment in the REFRαME-O1 registrational study. The ORR observed for this subset population was 28%, with a DOR of 5.7 months and PFS of 5.8 months.

Based on the data from our Phase 1 program, we selected FolRα expression TPS ≥25% as the target eligibility cutoff or threshold for further study in clinical development of luvelta. We estimate that approximately 80% of the platinum resistant ovarian cancer patients would be eligible for luvelta treatment based on this TPS ≥25% threshold for FolRα expression.

We also opened for enrollment a Phase 1 trial to assess the combination of luvelta and bevacizumab for treatment of ovarian cancer in December 2021 and presented initial preliminary results of this study in January 2024. Safety signals from this study were generally consistent with those previously reported and the combination treatment with luvelta and bevacizumab demonstrated clinical activity in treated patients regardless of their FolRα expression status.

We also began enrolling patients in an expansion cohort for FolRα-selected endometrial cancer in the fourth quarter of 2021 and presented initial preliminary results from the study at the 2023 ESMO Congress in October 2023. In this trial, luvelta showed encouraging preliminary anti-tumor activity in FolRα-selected patients, defined by a TPS of >25% FolRα expression, and the safety profile was consistent with prior data in patients with platinum-resistant ovarian cancer. We expect to present updated results from the bevacizumab combination study in 2024. Further, we plan to submit an IND for the treatment of NSCLC with luvelta in the first half of 2024.

In addition to the Phase 1 studies discussed above, we initiated a Phase 2/3 study, the REFRαME-O1 study, of luvelta for the treatment of platinum-resistant ovarian cancer in June 2023. This study comprises two parts; in Part 1, we anticipate enrolling 50 patients randomized 1:1 to two different doses of luvelta, either 4.3 mg/kg or 5.2 mg/kg plus prophylactic pegfilgrastim for two cycles, followed by reduction to 4.3 mg/kg. After proceeding to Part 2 of the study, the non-optimized dose of luvelta will be dropped and approximately 516 patients will be randomized 1:1 to the selected luvelta dose or investigators choice of chemotherapy. The protocol will include an optional interim analysis for ORR and DOR to support a potential application for accelerated approval and the endpoints that will be assessed for a potential full approval are PFS and OS. The REFRαME-O1 study patient population includes those with platinum-resistant ovarian cancer, 1-3 lines of prior treatment and tumors that express FolRα at TPS≥25% and excludes primary platinum refractory patients and those with ECOG PS of 0-1. We announced the initiation of Part 1 of the REFRαME-O1 study in June 2023 and the study is ongoing. We anticipate that Part 1 will be fully enrolled by the end of the first half of 2024.

In 2022 we initiated an exploratory cohort, or cohort C, of 15 patients to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023. In January 2024 we announced updated data from this cohort based on 16 patients. In particular:

•
Grade 3+ neutropenia was reduced from 66.7% to 6.3%, resulting in a 90.6% decrease in Grade 3+ neutropenia rates at the first cycle of luvelta (p=0.0002); Grade 3 neutropenia was reduced from 71.4% to 18.8%, resulting in a 73.7% decrease in Grade 3+ neutropenia rates at the first and second cycle (p=0015)
•
Overall Grade 3+ neutropenia was reduced from 76.2% to 37.5%

In addition, we have been offering compassionate use of luvelta to treat pediatric patients with relapsed/refractory CBFA2T3-GLIS2, or CBF/GLIS, acute myeloid leukemia, or AML, commonly known as RAM phenotype AML. Updated compassionate use data continued to show anti-leukemic activity of luvelta in pediatric patients with relapsed/refractory CBF/GLIS AML and was presented at the ASH 2023 in December 2023. The data showed that luvelta was well tolerated as a monotherapy agent and in combination with standard cancer therapies. Luvelta was granted Orphan Drug Designation by the FDA in December 2022 in this pediatric patient population. We expect to begin enrollment of a registration-directed trial of luvelta for treatment of pediatric RAM phenotype AML in the second half of 2024.

Our most advanced assets in preclinical development are STRO-003 and STRO-004. We believe STRO-003 has the potential to be a first-in-class and best-in-class ADC targeting ROR1 and that STRO-004 has the potential to be a best-in-class ADC targeting TF. Preclinical data suggest that both STRO-003 and STRO-004 have potent antitumor activity and potential for a differentiated safety profile. We anticipate being ready to file an IND for each of STRO-003 and STRO-004 in 2024 and 2025, respectively.

Enabled through our proprietary XpressCF® and XpressCF+®platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, with our ongoing relationships that include an immunostimulatory antibody-drug conjugates collaboration with Astellas, a cytokine derivatives collaboration with Merck, and a licensing agreement for luvelta in Greater China with Tasly. In August 2023, Tasly received its first IND clearance by NMPA in Greater China for luvelta.

Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. The lead programs for Vaxcyte are VAX-31 and VAX-24, its 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF® and other materials to Vaxcyte. In June 2023, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Blackstone, in which Blackstone acquired the right to receive our 4% revenue interest in Vaxcyte’s future products, including Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products such as VAX-24 and its second-generation PCV product, VAX-31. As described further below, following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of an amendment to the licensing agreement, the revenue interest in the 4% royalty on potential future sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to us. In November 2023, Vaxcyte exercised its option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

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

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $89.3 million and a net loss of $106.8 million for the year ended December 31, 2023, which net loss included the non-operating, unrealized gain of $9.9 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $128.9 million and net loss of $119.2 million, which net loss included the non-operating, unrealized gain of $12.1 million related to our holdings of Vaxcyte common stock, for the year ended December 31, 2022. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of December 31, 2023, we had an accumulated deficit of $559.4 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. Our operating expenses would significantly increase due to continued activities to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Current capital market conditions provide a challenging financing environment. In this context, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2021 is included in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.

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

Our research and development expenses would increase in the future due to continued activities to advance our product candidates into and through preclinical studies and clinical trials, pursue regulatory approval of our product candidates, expand our pipeline of product candidates, and continue to develop our manufacturing facility and capabilities. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

	Year ended December 31,
	2023	2022
	(in thousands)
Internal costs:
Research and drug discovery	$34,822	$34,571
Process and product development	20,810	15,708
Manufacturing	44,176	39,613
Clinical development	12,601	9,159
Total internal costs	112,409	99,051
External Program Costs:
Research and drug discovery	3,955	3,621
Process and product development	3,052	642
Manufacturing	36,085	20,758
Clinical development	24,924	13,099
Total external program costs	68,016	38,120
Total research and development expenses	$180,425	$137,171

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

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense related to the sale of future Vaxcyte royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method. As further described in the financial statements in Note 10. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2023, we entered into the Purchase Agreement with Blackstone, pursuant to which we sold to Blackstone our 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including Vaxcyte’s PCV products, such as VAX-24 and VAX-31. As described further below, following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of an amendment to the licensing agreement, the revenue interest in the 4% royalty on potential future sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to us.

Non-cash interest expense will be recognized over the estimated life of the royalty term arrangement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

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

Income Taxes

We recorded an income tax charge of $18.2 million during the year ended December 31, 2023. The income tax charge was primarily due to unfavorable book-tax differences related to capitalizing and amortizing research and development expenditures under Internal Revenue Code, or IRC, Section 174, the upfront payment from the sale of future royalties, deferred revenue, foreign income tax, and IRC Section 382 limitations imposed on the utilization of our historical tax attributes as a result of cumulative ownership changes that we experienced in prior years.

We recorded a foreign income tax charge of $2.5 million during the year ended December 31, 2022, due to a withholding tax in China on an upfront license fee payment received from Tasly.

All other income tax charges and benefits for the years ended December 31, 2023 and 2022 have been immaterial, primarily due to the net loss in each year.

Our deferred assets continue to be subject to full valuation allowance for the tax years ended December 31, 2023 and 2022. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, future tax rates, projected future taxable income, tax-planning strategies, and results of recent operations.

Comparison of the Years Ended December 31, 2023 and 2022

	Year ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Revenue	$153,731	$67,772	$85,959	127%
Operating expenses:
Research and development	180,425	137,171	43,254	32%
General and administrative	62,584	59,544	3,040	5%
Total operating expenses	243,009	196,715	46,294	24%
Loss from operations	(89,278)	(128,943)	39,665	(31)%
Interest income	14,510	3,455	11,055	320%
Unrealized gain on equity securities	9,917	12,130	(2,213)	(18)%
Non-cash interest expense related to the sale of future royalties	(12,570)	-	(12,570)	*
Interest and other income (expense), net	(11,180)	(3,346)	(7,834)	234%
Loss before provision for income taxes	(88,601)	(116,704)	28,103	(24)%
Provision for income taxes	18,192	2,500	15,692	628%
Net loss	$(106,793)	$(119,204)	$12,411	(10)%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Bristol-Myers Squibb Company ("BMS")	$5,590	$9,752	$(4,162)	(43)%
Merck Sharp & Dohme Corporation ("Merck")	5,869	11,600	(5,731)	(49)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	8	2,695	(2,687)	(100)%
Astellas Pharma Inc. (“Astellas”)	33,992	10,897	23,095	212%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	6,970	25,000	(18,030)	(72)%
Vaxcyte	101,302	3,828	97,474	2,546%
BioNova Pharmaceuticals, Ltd. (“BioNova”)	-	4,000	(4,000)	(100)%
Total revenue	$153,731	$67,772	$85,959	127%

Total revenue increased by $86.0 million, or 127%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. This was primarily due to a $97.5 million increase in Vaxcyte revenue from an earned $97.5 million in upfront and option exercise payments related to the Option exercised by Vaxcyte under the Vaxcyte Agreement, and a $23.1 million increase from Astellas, of which $13.1 million was from the ongoing performance related to partially unsatisfied performance obligations, $5.3 million was from research and development services, and $4.7 million was from the financing component related to the Astellas Agreement,. These increases were partially offset by an $18.0 million decrease in Tasly revenue from an earned $25.0 million upfront payment in 2022 under the Tasly License Agreement, partially offset by a contingent payment of $5.0 million earned in 2023, and a $2.0 million in clinical product supply under the 2023 Tasly Supply Agreement, a $5.7 million decrease in Merck revenue primarily due to an earned $10.0 million contingent payment from Merck in 2022, a $0.8 million decrease from the 2022 completion of the performance obligation associated with the extension of the research term for the first target program under the 2018 Merck Agreement, partially offset by a $5.1 million increase in manufacturing activities supporting clinical trial supply, a $4.0 million decrease in BioNova revenue due to an earned licensing option payment in 2022, and a $4.2 million and $2.7 million decrease in BMS and EMD Serono revenue, respectively, due to their decisions to end clinical development of CC-99712 and M1231, respectively, in 2023.

Research and Development Expense

Research and development expense increased by $43.2 million, or 32%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The overall increase was primarily due to increases of $18.1 million in consulting and outside services mainly due to increased CMO-related activities, $13.4 million in personnel-related expenses due to higher headcount, $11.4 million in clinical development expenses, $3.9 million in facilities-related expenses, and $1.3 million in equipment and office-related expenses, partially offset by a decrease of $3.0 million in preclinical research expenses, and $1.9 million in laboratory supplies.

General and Administrative Expense

General and administrative expense increased by $3.0 million, or 5%, during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The overall increase was primarily due to increases of $2.6 million in consulting and outside services, $1.1 million in equipment and office-related expenses, and $0.7 million in facilities-related expenses, partially offset by a $1.4 million decrease in personnel-related expenses.

Interest Income

Interest income increased by $11.0 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, due primarily to higher average investment balances and higher average rates of return in 2023.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $9.9 million during the year ended December 31, 2023 as compared to an unrealized gain of $12.1 million during the year ended December 31, 2022. The unrealized gain on equity securities in each period was entirely due to the remeasurement of the estimated fair value of our investment in Vaxcyte common stock.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $12.6 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement. No non-cash interest expense was recorded during the year ended December 31, 2022.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $7.8 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the increase of $4.7 million from the financing component related to the Astellas Agreement, a $4.1 million decrease in recognized gain on sale of equity securities sold during the year ended December 31, 2022, partially offset by a decrease of $1.1 million in interest incurred on our outstanding loan.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, and a royalty monetization. As of December 31, 2023, we had $333.7 million in cash, cash equivalents and marketable securities, equity securities of $41.9 million, outstanding debt of $4.1 million and an accumulated deficit of $559.4 million.

Upfront Payment from Blackstone

In June 2023, we entered into a Purchase Agreement with Blackstone, pursuant to which we sold to Blackstone our 4% royalty, or revenue interest, in potential future net sales of Vaxcyte products, including Vaxcyte’s PCV products, such as VAX-24 and VAX-31. As described further below, following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of an amendment to the licensing agreement, the revenue interest in the 4% royalty on potential future sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to us.

We retain the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

Blackstone made an upfront payment of $140.0 million to us and is also obligated to pay up to an additional $250.0 million upon the achievement of various return thresholds, as set forth in the Purchase Agreement.

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

In November 2023 (the "Exercise Date"), Vaxcyte exercised the Option by submitting written notice thereof to us and concurrently paid us $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Vaxcyte Agreement, Vaxcyte is obligated to pay us an additional $25.0 million in cash within six months of the Exercise Date as the second of two installment payments for the Option exercise price. Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay us up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated.

As of December 31, 2023, we held 667,780 shares of Vaxcyte common stock, which include the 167,780 shares received from Vaxcyte under the Vaxcyte Agreement. The estimated fair value of Vaxcyte common stock was $41.9 million as of December 31, 2023.

At-The-Market Sales

During the year ended December 31, 2023, we sold an aggregate of 1,857,410 shares of our common stock through our ATM Facility pursuant to the Sales Agreement with Jefferies. The gross proceeds from these sales were approximately $12.4 million, before deducting fees of approximately $0.4 million, resulting in net proceeds of approximately $12.0 million.

Contingent and Upfront Payments from Tasly

In August 2023, Tasly received the first IND clearance by the NMPA in Greater China. As a result of this achievement, we earned a $5.0 million contingent payment from Tasly under the Tasly License Agreement. The contingent payment, net of withholding tax of $0.5 million, resulted in a net payment to us of $4.5 million received in October 2023.

In September 2023, we received a $5.0 million contingent payment from Tasly related to the first patient dosed in our REFRaME-O1 trial for luvelta, net of withholding tax of $0.5 million. The REFRaME-O1 study consists of two parts, Part I being the dose-finding portion and Part II being the portion of the study that will focus on the selected dose from Part I, and is intended to generate data to enable the potential registration of luvelta. Although we currently intend to conduct the REFRaME-O1 study to completion, we have the sole discretion to terminate the REFRaME-O1 study at any time. As such, we have agreed with Tasly, that in the event we terminate the REFRaME-O1 study prior to dosing the first patient in Part II, we will refund Tasly the contingent payment received by us within 30 days of such study termination.

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

Contingent Payment from Merck

In July 2022, the first patient was dosed in a Phase 1 study of MK-1484, an investigational candidate resulting from the 2018 Merck Agreement for the first program in our collaboration to develop novel cytokine derivative therapeutics for the treatment of cancer. As a result of this achievement, we earned and received a $10.0 million contingent payment from Merck during the year ended December 31, 2022.

Term Loan

On February 28, 2020, or the Effective Date, we entered into a loan and security agreement, (the "LSA"), with Oxford Finance LLC, or Oxford, as the collateral agent and a lender, and Silicon Valley Bank, as a lender, together with Oxford, the Lenders, pursuant to which the Lenders have agreed to lend us up to an aggregate of $25.0 million (the "Term A Loan"). Upon entering into the Loan and Security Agreement, we borrowed $25.0 million from the Lenders, with approximately $9.6 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the prior loan and security agreement dated August 4, 2017.

In June 2022, we entered into an amendment to the LSA with Oxford and SVB (the “LSA Amendment”). The LSA Amendment added a financial covenant that requires us to maintain a minimum unrestricted cash balance of

$10.0 million. We were in compliance with the financial covenant under the LSA Amendment as of December 31, 2023.

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

The Term A Loan matured on March 1, 2024 (the “Maturity Date”) and the Company made a final payment of 3.83% of the original principal amount of the Term A Loan on the Maturity Date under the LSA.

In connection with entering into the LSA, we issued to the Lenders warrants exercisable for 81,257 shares of our common stock, or the Debt Warrants. The Debt Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which was the closing price of our common stock reported on the Nasdaq Global Market on the day prior to the Effective Date. The Debt Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions.

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

In September 2020, we entered into a sublease agreement, or the Sublease with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. We commenced using the remaining 29,711 square feet of the Premises, or the Expansion Premises, on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of its obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of December 31, 2023 and 2022.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash (used in) provided by operating activities	$(111,616)	$3,549
Cash used in investing activities	(3,924)	(35,022)
Cash provided by financing activities	137,554	48,313
Net increase in cash, cash equivalents and restricted cash	$22,014	$16,840

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2023 was $111.6 million. Our net loss of $106.8 million included non-cash charges of $24.9 million for stock-based compensation, $12.6 million for non-cash interest expense on our deferred royalty obligation, $9.9 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $9.1 million for the accretion of discount on our marketable securities, $6.8 million for depreciation and amortization, $3.6 million for noncash lease expenses and $0.6 million in other non-cash charges. Cash used in operating activities also reflected a net change in operating assets and liabilities of $34.4 million, due to a decrease of $32.6 million in our deferred revenue from revenue recognized under our collaboration agreements, an increase of $28.9 million in accounts receivable primarily due to a receivable from Vaxcyte under the Vaxcyte Agreement, and a decrease of $4.6 million in our operating lease liability, which were partially offset by an increase of $30.1 million in accounts payable, accrued expenses and other liabilities mainly due to the tax liability and timing of payments, an increase of $1.5 million in accrued compensation due to increased headcount, and a decrease of $0.1 million in prepaid expenses and other assets.

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

Cash Flows from Investing Activities

Cash used in investing activities of $3.9 million for the year ended December 31, 2023 was primarily related to purchases of marketable securities of $460.3 million and purchases of property and equipment of $4.3 million, principally for laboratory equipment, partially offset by maturities and sales of marketable securities of $460.7 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities of $137.5 million for the year ended December 31, 2023 was primarily related to $136.2 million of net proceeds from the sale of future royalties, $12.0 million of net proceeds from our ATM Facility sales of common stock, $2.0 million of net proceeds received from participants in our employee equity plans and $0.3 million of proceeds received from the exercise of common stock options, partially offset by debt repayment of $12.5 million and a $0.5 million tax payment related to the net share settlement of certain vested restricted stock units.

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

Deferred Royalty Obligation related to the Sale of Future Royalties and Non-cash Interest Expense

We treated the sale of Vaxcyte future royalties to Blackstone as a deferred royalty obligation, as we had ongoing manufacturing obligations under the 2015 License Agreement in the generation of the cash flows. Due to our then ongoing manufacturing obligations, we will account for any royalties earned as non-cash revenue. As royalties are remitted to Blackstone from Vaxcyte, the balance of the deferred royalty obligation will be effectively amortized over the estimated life of the royalty term arrangement. We recorded the proceeds from this transaction as a liability on our Balance Sheets related to the sale of future royalties to be amortized to interest expense using the effective interest rate method over the estimated life of the royalty term arrangement. The liability related to the sale of future royalties and the related interest expense are based on our current estimates of future royalties expected to be earned by Blackstone from Vaxcyte over the estimated life of the royalty term arrangement. We periodically assess the estimated royalties to be earned using forecasts from external sources. To the extent our future estimates of earned royalties are greater or less than previous estimates or the estimated timing of such payments is materially different than our previous estimates, we will prospectively recognize related non-cash interest expense.

Income Taxes

As of December 31, 2023, we had federal net operating loss, or NOL, carryforwards of $140.2 million and federal general business credits from research and development expenses totaling $20.0 million, as well as state NOL carryforwards of $100.5 million and state research and development credits of $26.0 million. If not utilized, the federal NOL carryforwards will expire at various dates beginning in 2027, and the federal credits will expire at various dates beginning in 2032. The state NOL carryforwards will expire at various dates beginning in 2031, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Tax Reform Act of 1986, or the Tax Reform Act, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization. We have performed Section 382 study through December 31, 2022, and concluded that we experienced an ownership change on November 20, 2019, and December 31, 2022. This change does not limit our ability to use our existing NOLs within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. We may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. If there is a subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

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

We had cash, cash equivalents and marketable securities of $333.7 million and $302.3 million as of December 31, 2023 and 2022, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-backed securities, U.S. government securities, U.S. agency securities and supranational debt securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $41.9 million as of December 31, 2023, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of December 31, 2023 would decrease the fair value by $4.2 million. We intend to manage equity price risk going forward by continuously evaluating market conditions.

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

As of December 31, 2023 and 2022, we had $4.1 million and $16.3 million, respectively, in debt outstanding, net of debt discount and accretion of final payment. Until June 30, 2023, our existing debt with Oxford and SVB bore interest at a floating per annum rate equal to the greater of (i) 8.07% or (ii) the sum of (a) the greater of (1) the thirty (30) day U.S. LIBOR rate reported in the Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue or (2) 1.67%, plus (b) 6.40%. In June 2023, we entered into an amendment to the LSA with Oxford and SVB (the “5th LSA Amendment”). Under the 5th LSA Amendment, effective July 1, 2023, the loan bears interest at the floating per annum rate of interest equal to the greater of (i) 8.07% and (ii) the sum of (a) a specific published 1-month secured overnight financing rate (SOFR) reported on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 0.10%, plus (c) 6.40%. There was an immaterial impact of the 5th LSA Amendment on our financial statements. This debt matured on March 1, 2024 and was interest-only through March 1, 2022. Such interest-bearing debt carried a limited degree of interest rate risk. If overall interest rates had increased or decreased by 100 basis points during the periods presented our interest expense would not have been materially affected.

Item 8. Financial Statements and Supplementary Data

SUTRO BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sutro Biopharma, Inc. (the Company) as of December 31, 2023, and 2022, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Royalty agreement with Blackstone Life Sciences
Description of the Matter

As discussed in Note 2 and Note 10 to the financial statements, on June 21, 2023, the Company closed a purchase and sale agreement (the “Agreement”) with Blackstone Life Sciences (“Blackstone”), pursuant to which the Company sold to Blackstone its 4% royalty in potential net sales of Vaxcyte Inc.’s products and received an upfront payment of $140 million. The Company concluded the Agreement represented a sale of future royalties and accounted for the transaction under Accounting Standards Codification (ASC) 470 as debt. The Company estimated the amount of future royalty payments and expected interest expense using the effective interest rate method over the life of the agreement. The carrying value of the liability related to the sale of future royalties at December 31, 2023 was $149.1 million and the interest expense for the year ended December 31, 2023 was $12.6 million.

The auditing of the Agreement was complex due to the significant judgment and estimation used by management related to the sale of future royalties and due to the nature and extent of audit effort required to address these matters. The accounting involves significant judgment and inherent uncertainties as it relates to the Company's estimate of future sales for which royalties will be paid, which in turn significantly impacts the calculation of interest expense recognized.

How We Addressed the Matter in Our Audit

To test the carrying value of the liability related to the sale of future royalties and the amount of interest expense recognized, our audit procedures included, among others, assessing the methodology used, evaluating the reasonableness of the significant estimates discussed above, and testing the completeness and accuracy of the underlying data used by the Company. Specifically, we tested the calculation of the liability balance including the classification of the balance as non-current. In addition, we evaluated the Company’s estimate of future sales, by comparing the estimates to available peer data and market research. We also recalculated the current year interest expense using the effective interest method based on the Company’s estimate of future royalties to be paid. We involved professionals outside of the core audit team to assist in the assessment of the estimation methodology and significant assumptions used in determining the future sales for which royalties will be paid.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

San Mateo, California

March 25, 2024

SUTRO BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$69,268	$47,254
Marketable securities	264,413	255,090
Investment in equity securities	41,937	32,020
Accounts receivable	36,078	7,122
Prepaid expenses and other current assets	9,846	11,667
Total current assets	421,542	353,153
Property and equipment, net	21,940	24,621
Operating lease right-of-use assets	22,815	26,443
Other non-current assets	3,567	1,855
Restricted cash	872	872
Total assets	$470,736	$406,944
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,440	$4,797
Accrued compensation	14,686	13,142
Deferred revenue-current	20,666	16,759
Operating lease liability-current	6,420	4,585
Debt-current	4,061	12,500
Accrued expenses and other current liabilities	38,473	14,764
Total current liabilities	93,746	66,547
Deferred revenue, non-current	53,379	89,885
Operating lease liability-non-current	23,154	29,574
Debt-non-current	-	3,771
Deferred royalty obligation related to the sale of future royalties	149,114	-
Other non-current liabilities	1,694	119
Total liabilities	321,087	189,896
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of December 31, 2023 and 2022; 0 shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of December 31, 2023 and 2022; 61,009,829 and 57,499,541 shares issued and outstanding as of December 31, 2023 and 2022, respectively	61	58
Additional paid-in-capital	708,975	670,223
Accumulated other comprehensive income (loss)	21	(618)
Accumulated deficit	(559,408)	(452,615)
Total stockholders’ equity	149,649	217,048
Total Liabilities and Stockholders’ Equity	$470,736	$406,944

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$153,731	$67,772	$61,880
Operating expenses
Research and development	180,425	137,171	104,400
General and administrative	62,584	59,544	56,004
Total operating expenses	243,009	196,715	160,404
Loss from operations	(89,278)	(128,943)	(98,524)
Interest income	14,510	3,455	577
Unrealized gain (loss) on equity securities	9,917	12,130	(4,454)
Non-cash interest expense related to the sale of future royalties	(12,570)	-	-
Interest and other income (expense), net	(11,180)	(3,346)	(3,137)
Loss before provision for income taxes	(88,601)	(116,704)	(105,538)
Provision for income taxes	18,192	2,500	-
Net loss	$(106,793)	$(119,204)	$(105,538)
Net loss per share, basic and diluted	$(1.78)	$(2.35)	$(2.29)
Weighted-average shares used in computing basic and diluted net loss per share	60,163,542	50,739,185	46,119,089

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(106,793)	$(119,204)	$(105,538)
Other comprehensive income (loss):
Net unrealized income (loss) on available-for-sale securities	639	(304)	(443)
Comprehensive loss	$(106,154)	$(119,508)	$(105,981)

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	45,752,116	46	559,746	129	(227,873)	332,048
Exercise of common stock options and common stock warrants	246,678	-	2,485	-	-	2,485
Return and retirement of common stock	(7,687)	-	(7)	-	-	(7)
Issuance of common stock under Employee Stock Purchase Plan	145,809	-	1,765	-	-	1,765
Vesting of restricted stock units	238,724	-	-	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(48,509)	-	(987)	-	-	(987)
Stock-based compensation expense	-	-	23,241	-	-	23,241
Net unrealized loss on available-for-sale securities	-	-	-	(443)	-	(443)
Net Loss	-	-	-	-	(105,538)	(105,538)
Balances at December 31, 2021	46,327,131	46	586,243	(314)	(333,411)	252,564
Exercise of common stock options	49,654	-	268	-	-	268
Issuance of common stock under Employee Stock Purchase Plan	270,516	-	1,613	-	-	1,613
Vesting of restricted stock units	620,647	1	(1)	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(53,567)	-	(463)	-	-	(463)
Stock-based compensation expense	-	-	26,304	-	-	26,304
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $2,026	10,285,160	11	56,259	-	-	56,270
Net unrealized loss on available-for-sale securities	-	-	-	(304)	-	(304)
Net Loss	-	-	-	-	(119,204)	(119,204)
Balances at December 31, 2022	57,499,541	$58	$670,223	$(618)	$(452,615)	$217,048
Exercise of common stock options	53,060	-	314	-	-	314
Issuance of common stock under Employee Stock Purchase Plan	526,079	-	2,051	-	-	2,051
Vesting of restricted stock units	1,155,644	1	-	-	-	1
Stock transaction associated with taxes withheld on restricted stock units	(81,905)	-	(490)	-	-	(490)
Stock-based compensation expense	-	-	24,908	-	-	24,908
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $459	1,857,410	2	11,969	-	-	11,971
Net unrealized income on available-for-sale securities	-	-	-	639	-	639
Net Loss	-	-	-	-	(106,793)	(106,793)
Balances at December 31, 2023	61,009,829	$61	$708,975	$21	$(559,408)	$149,649

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(106,793)	$(119,204)	$(105,538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,816	5,690	4,844
(Accretion of discount) amortization of premium on marketable securities	(9,075)	(364)	2,781
Stock-based compensation	24,908	26,304	23,241
Non-cash lease expenses	3,628	2,598	4,929
Realized gain on equity securities	-	(4,074)	-
Unrealized (gain) loss on equity securities	(9,917)	(12,130)	4,454
Non-cash interest expense on deferred royalty obligation	12,570	-	-
Other	622	324	1,230
Changes in operating assets and liabilities:
Accounts receivable	(28,956)	5,341	(6,895)
Prepaid expenses and other assets	109	(3,544)	(3,959)
Accounts payable	4,812	(1,225)	2,708
Accrued compensation	1,544	1,725	2,594
Accrued expenses and other liabilities	25,300	6,562	5,866
Deferred revenue	(32,599)	93,648	(15,207)
Change in operating lease liability	(4,585)	1,898	(2,727)
Net cash provided by (used in) operating activities	(111,616)	3,549	(81,679)
Investing activities
Purchases of marketable securities	(460,301)	(216,671)	(248,727)
Maturities of marketable securities	434,966	127,960	148,250
Sales of marketable securities	25,726	32,799	18,476
Proceeds from sale of equity securities, net	-	28,739	-
Purchases of equipment and leasehold improvements	(4,315)	(7,858)	(15,323)
Proceeds from exercise of options for Vaxcyte shares	-	9	9
Net cash (used in) provided by investing activities	(3,924)	(35,022)	(97,315)
Financing activities
Proceeds from sales of common stock, net of issuance costs	11,971	56,270	-
Payments of debt	(12,500)	(9,375)	-
Proceeds from the sale of future royalties, net of issuance costs	136,208	-	-
Proceeds from exercise of common stock options	314	268	2,485
Taxes paid related to net share settlement of restricted stock units	(490)	(463)	(987)
Return and retirement of common stock	-	-	(7)
Proceeds from employee stock purchase plan	2,051	1,613	1,765
Net cash provided by financing activities	137,554	48,313	3,256
Net increase (decrease) in cash, cash equivalents and restricted cash	22,014	16,840	(175,738)
Cash, cash equivalents and restricted cash at beginning of year	48,126	31,286	207,024
Cash, cash equivalents and restricted cash at end of year	$70,140	$48,126	$31,286
Supplemental disclosure of cash flow information
Cash paid for interest	$1,126	$1,869	$2,046
Income tax paid	$379	$-	$103
Supplemental Disclosures of Non-cash Investing and Financing Information
Purchase of property and equipment included in accounts payable	$214	$280	$370
Remeasurement of operating lease right-of-use assets for lease modification	$-	$-	$4,227
Financing component associated with program fees	$9,836	$5,079	$610
Value of 167,780 shares of Vaxcyte common stock received under the Vaxcyte Agreement	$-	$7,500	$-

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

The Company operates in one business segment, the development of biopharmaceutical products. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Executive Officer, the Company’s chief operating decision maker, in deciding how to allocate resources and assessing performance. The Company operates and manages its business as one operating segment. The Company’s Chief Executive Officer reviews financial information on an aggregate basis for the purposes of allocating and evaluating financial performance.

All of the Company’s long-lived assets are maintained in the United States.

At-The-Market Sales

During the year ended December 31, 2023, the Company sold an aggregate of 1,857,410 shares of its common stock through its At-the-Market Facility (“ATM Facility”) pursuant to its Open Market Sales AgreementSM dated April 2, 2021 with Jefferies LLC (“Jefferies”), as sales agent (the “Sales Agreement”).

During the year ended December 31, 2023, the gross proceeds from these sales were approximately $12.4 million, before deducting fees of approximately $0.4 million, resulting in net proceeds of approximately $12.0 million, to the Company.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2023, there was an accumulated deficit of $559.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of December 31, 2023, the Company had unrestricted cash, cash equivalents and marketable securities of $333.7 million and equity securities of $41.9 million, consisting solely of common stock of Vaxcyte, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, marketable securities and investments in equity securities as of December 31, 2023 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company's annual and interim financial statements. ASU 2023-07 is effective for the Company in the Company's annual reporting for fiscal 2024 and for interim period reporting beginning in fiscal 2025 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on the Company's financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in the Company's annual financial statements. ASU 2023-09 is effective for the Company in the Company's annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company's financial statements.

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

Under certain agreements, the Company has pledged cash and cash equivalents as collateral. As of both December 31, 2023 and 2022, restricted cash related to such agreements was $0.9 million.

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Balance Sheets to the amount reported within the accompanying Statements of Cash Flows was as follows:

	December 31,
	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$69,268	$47,254	$30,414
Restricted cash	872	872	872
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$70,140	$48,126	$31,286

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

The Company did not recognize any impairment charges during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, management believes that no revision to the remaining useful lives or write down of the remaining long-lived assets is required.

Leases

The Company adopted ASU 2016-02 (Topic 842), Leases (Accounting Standards Codification, or “ASC”, 842) on July 1, 2021, effective as of January 1, 2021. The Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. The Company is required to classify leases as either finance or operating leases and to record a Right-of-Use (ROU) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter, if modified. The Company does not have material finance leases.

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

Deferred Royalty Obligation related to the Sale of Future Royalties and Non-cash Interest Expense

In June 2023, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products such as VAX-24 and its second-generation PCV product, VAX-31, (the “Purchased Interest”) under that certain Amended and Restated SutroVax Agreement, dated October 12, 2015, by and between the Company and Vaxcyte, as amended (the “2015 License Agreement”). In June 2023, Blackstone made an upfront payment of

$140.0 million to the Company and will also pay up to an additional $250.0 million upon the achievement of various return thresholds as set forth in the Purchase Agreement. The net proceeds from the upfront payment received by the Company from the sale of future royalties from Vaxcyte are recorded as deferred royalty obligation related to the sale of future royalties on the Company's Balance Sheets. As royalties are earned and remitted pursuant to the 2015 License Agreement, the balance of the deferred royalty obligation will be amortized over the estimated life of the royalty term arrangement, and non-cash interest expense related to the sale of future royalties is recorded using the effective interest method. To determine the amortization of the deferred royalty obligation, the Company is required to estimate the total amount of future royalties to be earned under the 2015 License Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments earned, most of which are not within the Company's control. The Company periodically assesses the amount of royalty payments expected to be earned which are subject to the Purchase Agreement and, to the extent that the amount or timing of such earned royalties is materially different than the Company's original estimates, the Company will prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As described in Note 5. Collaboration and License Agreements and Supply Agreements, Vaxcyte Agreement, following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of the amendment No. 3 to the 2015 License Agreement, the revenue interest in the 4% royalty on potential future net sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to the Company.

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of December 31, 2023, and is based on the Company's current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 10. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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
3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$56,397	$56,397	$-	$-
Commercial paper	82,152	-	82,152	-
Corporate debt securities	61,894	-	61,894	-
Equity securities	41,937	41,937	-	-
Asset-backed securities	10,505	-	10,505	-
U.S. government securities	113,652	113,652	-	-
U.S. agency securities	4,961	-	4,961	-
Total	$371,498	$211,986	$159,512	$-

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$36,486	$36,486	$-	$-
Commercial paper	87,140	-	87,140	-
Corporate debt securities	36,429	-	36,429	-
Equity securities	32,020	32,020	-	-
Asset-backed securities	14,016	-	14,016	-
U.S. government securities	91,251	91,251	-	-
U.S. agency securities	16,607	-	16,607	-
Supranational debt securities	16,481	-	16,481	-
Total	$330,430	$159,757	$170,673	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of December 31, 2023, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 10 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte products, including VAX-24 and VAX-31. As of December 31, 2022, the Company did not hold any securities that were classified as Level 3 within the valuation hierarchy.

Investments in Equity Securities

As of December 31, 2023 and 2022, the Company held 667,780 shares of Vaxcyte common stock with an estimated fair value of $41.9 million and $32.0 million, respectively. The Company recognized an unrealized gain (loss) of $9.9 million, $12.1 million and $(4.5) million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company sold zero and 1,058,434 shares of Vaxcyte common stock at their fair market value during the years ended December 31, 2023 and 2022, respectively. The Company recognized a gain of $4.1 million on equity securities during the year ended December 31, 2022 which is recorded under interest and other income (expense), net, in the Statements of Operations.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$56,397	$-	$-	$56,397
Commercial paper	82,179	1	(28)	82,152
Corporate debt securities	61,887	12	(5)	61,894
Asset-based securities	10,505	-	-	10,505
U.S. government securities	113,612	40	-	113,652
U.S. agency securities	4,960	1	-	4,961
Total	329,540	54	(33)	329,561
Less: amounts classified as cash equivalents	(65,144)	(4)	-	(65,148)
Total marketable securities	$264,396	$50	$(33)	$264,413

	December 31, 2022
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$36,486	$-	$-	$36,486
Commercial paper	87,140	-	-	87,140
Corporate debt securities	36,554	2	(127)	36,429
Asset-based securities	14,026	-	(10)	14,016
U.S. government securities	91,619	8	(376)	91,251
U.S. agency securities	16,646	-	(39)	16,607
Supranational debt securities	16,555	-	(74)	16,481
Total	299,026	10	(626)	298,410
Less: amounts classified as cash equivalents	(43,318)	(2)	-	(43,320)
Total marketable securities	$255,708	$8	$(626)	$255,090

No marketable securities had maturities of more than one year as of December 31, 2023 and 2022.

There were $110.9 million and $139.5 million of investments in an unrealized loss position of $33,000 and $0.6 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized gains and losses on the portfolio after December 31, 2023, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of December 31, 2023. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current marketable securities as of December 31, 2023 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the year then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company has not experienced credit losses from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of December 31, 2023 and 2022.

In accordance with the collaboration, license, and supply agreements, the Company recognized revenue as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Bristol-Myers Squibb Company ("BMS")	$5,590	$9,752	$11,483
Merck Sharp & Dohme Corporation ("Merck")	5,869	11,600	42,780
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name "EMD Serono")	8	2,695	4,576
Astellas Pharma Inc. (“Astellas”)	33,992	10,897	-
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	6,970	25,000	-
Vaxcyte, Inc. ('Vaxcyte")	101,302	3,828	3,041
BioNova Pharmaceuticals, Ltd. (“BioNova”)	-	4,000	-
Total revenue	$153,731	$67,772	$61,880

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the year ended December 31, 2023:

Year ended
December 31, 2023
(in thousands)
Deferred revenue—December 31, 2022	$106,644
Additions to deferred revenue	11,018
Recognition of revenue in current period	(43,617)
Deferred revenue—December 31, 2023	$74,045

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $20.7 million of the deferred revenue over the next twelve months.

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

As of December 31, 2023 and 2022, there was no deferred revenue under the BMS Agreement.

As of December 31, 2023 and 2022, there was zero and $3.1 million, respectively, of deferred revenue under the 2018 BMS Master Services Agreement.

Revenues under the BMS Agreement and the 2018 BMS Master Services Agreement were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Research and development services	$412	$700	$940
Materials supply	5,178	9,052	10,543
Total revenue	$5,590	$9,752	$11,483

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

In December 2021, Merck did not extend the research term for the second research program of the collaboration, which research program reverted to the Company. The first research program of the collaboration is focused on MK-1484, a distinct cytokine derivative molecule for the treatment of cancer. The Company is eligible to receive aggregate contingent payments of up to approximately $500 million for the target program selected by Merck, assuming the development and sale of the therapeutic candidate and all possible indications identified under the collaboration. If one or more products from the target program is developed for non-oncology or a single indication, the Company will be eligible for reduced aggregate contingent payments. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on the worldwide sales of any commercial products that may result from the collaboration.

In July 2022, the first patient was dosed with MK-1484 in a Phase 1 study. As a result of this achievement, the Company earned and received a $10.0 million contingent payment from Merck during the year ended December 31, 2022.

As of December 31, 2023 and 2022, there was no deferred revenue under the 2018 Merck Agreement and 2021 Amendment.

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

As of both December 31, 2023 and 2022, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$-	$862	$35,098
Contingent payment	-	10,000	-
Research and development services	245	577	2,666
Financing component on unearned revenue	-	-	610
Materials supply	5,624	161	4,406
Total revenue	$5,869	$11,600	$42,780

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

As of December 31, 2023 and 2022, there was no deferred revenue related to payments received by the Company under the EMD Serono agreements.

Revenues under the EMD Serono agreements were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Contingent payment	$-	$-	$2,000
Research and development services	6	510	851
Materials supply	2	2,185	1,725
Total revenue	$8	$2,695	$4,576

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $32.8 million as of December 31, 2023 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the three target programs.

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

Revenues under the Astellas Agreement were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$17,015	$3,940	$-
Research and development services	6,584	1,878	-
Financing component on unearned revenue	9,836	5,079	-
Materials supply	557	-	-
Total revenue	$33,992	$10,897	$-

As of December 31, 2023 and 2022, there was $69.0 million and $86.1 million of deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

Collaboration with Tasly

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the year ended December 31, 2023 and 2022, the Company did not recognize any material reduction of research and development expenses under the Tasly License Agreement.

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

During the year ended December 31, 2023, the Company recognized a $5.0 million contingent payment as revenue, net of withholding tax, after Tasly received its first IND clearance by National Medical Products Administration, or NMPA, in Greater China. The withholding tax of $0.5 million was recorded as an income tax charge related to the contingent payment.

During the year ended December 31, 2023, the Company also recorded a $5.0 million contingent payment, received by the Company from Tasly related to the first patient dosed in the Company’s REFRaME-O1 trial for luvelta, as deferred revenue, net of withholding tax of $0.5 million. The REFRaME-O1 study consists of two parts, Part I being the dose-finding portion and Part II being the portion of the study that will focus on the selected dose from Part I, and is intended to generate data to enable the potential registration of luvelta. Although it currently intends to conduct the REFRaME-O1 study to completion, the Company has the sole discretion to terminate the REFRaME-O1 study at any time. As such, the Company has agreed with Tasly that, in the event the Company terminates the REFRaME-O1 study prior to dosing the first patient in Part II, the Company will refund Tasly the contingent payment received by the Company within 30 days of such study termination. Given the above, the contingent payment received by the Company was considered constrained for accounting purposes during the year ended December 31, 2023, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. The withholding tax was recorded by the Company as a tax charge related to the received contingent payment.

2023 Tasly Supply Agreement

In June 2023, the Company entered into a Master Development and Clinical Supply Agreement (the “2023 Tasly Supply Agreement”) with Tasly, wherein Tasly requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

Revenues under the Tasly agreements were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Upfront payment	$-	$25,000	$-
Contingent payment	5,000	-	-
Research and development services	92	-	-
Materials supply	1,878	-	-
Total revenue	$6,970	$25,000	$-

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of December 31, 2023 and 2022, there was $6.9 million and $4.8 million in such accruals related to the Vaxcyte Supply Agreement.

For the years ended December 31, 2023, 2022 and 2021, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $8.6 million, $12.4 million and $8.9 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

Vaxcyte Agreement

In December 2022, the Company entered into a letter agreement (the “Vaxcyte Agreement”) with Vaxcyte under which the Company granted to Vaxcyte (i) authorization to enter into an agreement with an independent alternate CMO to source cell-free extract solely for the products it licensed from the Company, allowing Vaxcyte to have direct oversight over financial and operational aspects of the relationship with the CMO (“CMO Relationship Rights”), and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract for use in connection with the exploitation of certain vaccine compositions (the “Option”). The Option was exercisable for five years following the effective date of the Vaxcyte Agreement (the “Option Period”), subject to potential acceleration in the event of a change of control of Vaxcyte.

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

In November 2023 (the "Exercise Date"), Vaxcyte exercised the Option by submitting written notice thereof to the Company and concurrently paid the Company $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Vaxcyte Agreement, Vaxcyte is obligated to pay the Company an additional $25.0 million in cash within six months of the Exercise Date as the second of two installment payments for the Option exercise price.

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of December 31, 2023.

The Company evaluated the terms of the Vaxcyte Agreement and concluded that the Vaxcyte Agreement is considered a new standalone contract and distinct from the previously existing agreements with Vaxcyte. Under ASC 606, the Company determined that Vaxcyte is a customer for this arrangement and identified the promised goods and services under the Vaxcyte Agreement as: (1) the Option; (2) the Form Definitive Agreement; (3) CMO Relationship Rights; and (4) Joint steering committee participation. The Company concluded that the promises within the contract are interrelated and interdependent of one another. As such, these are not considered distinct but are combined as a single performance obligation. This single performance obligation is considered a material right as it provides Vaxcyte with the right to acquire additional goods at a price it would not have received without having entered into the Vaxcyte Agreement. Revenue from the single performance obligation amounting to $97.5 million was recognized during the year ended December 31, 2023, as the Option was exercised by Vaxcyte on the Exercise Date and the single performance obligation was satisfied under the Vaxcyte Agreement.

As of December 31, 2023 and 2022, there was zero and $17.5 million, respectively, of deferred revenue related to the payments received by the Company under the Vaxcyte Agreement.

Revenues under the Vaxcyte agreements were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Upfront payments	$97,500	$-	$-
Research and development services	2,435	2,356	1,131
Materials supply	1,367	1,472	1,910
Total revenue	$101,302	$3,828	$3,041

Refer to Note 10 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte products, including VAX-24 and VAX-31.

BioNova Option Agreement

In October 2021, the Company entered into an agreement with BioNova granting BioNova the option to obtain exclusive rights to develop and commercialize STRO-001 in China, Hong Kong, Macau and Taiwan (“Greater China”) and amended the BioNova Option Agreement with BioNova in the first quarter of 2023. In March 2024, BioNova notified the Company that it had decided to terminate both the BioNova Option Agreement and clinical development of STRO-001 in Greater China. Following receipt of this notice, the Company decided to suspend development of STRO-001.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2023	2022
	(in thousands)
Computer equipment and software	$1,750	$1,536
Furniture and office equipment	244	247
Laboratory equipment	38,006	35,843
Leasehold improvements	23,606	23,215
Construction in progress	497	1,685
Total	64,103	62,526
Less accumulated depreciation and amortization	(42,163)	(37,905)
Total property and equipment, net	$21,940	$24,621

Depreciation and amortization expense amounted to $6.8 million, $5.7 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Loan and Security Agreement

In August 2017, the Company entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) under which it borrowed $15.0 million (the “August 2017 Loan”). In connection with the August 2017 Loan, the Company issued to Oxford and SVB warrants to purchase 46,359 shares of Company's common stock.

On February 28, 2020, (the “Effective Date”), the Company entered into a loan and security agreement (the “Loan and Security Agreement”) with Oxford as the collateral agent and a lender, and SVB as a lender (together with Oxford, the “Lenders”), pursuant to which the Lenders agreed to lend the Company up to an aggregate of $25.0 million (the “Term A Loan”). Upon entering into the Loan and Security Agreement, the Company borrowed $25.0 million from the Lenders, with approximately $9.6 million of such amount applied to the repayment of the outstanding principal, interest and final payment fees owed pursuant to the August 2017 Loan. As such, the August 2017 Loan has been paid in full. The Company accounted for the issuance of the Loan and Security Agreement and repayment of the August 2017 Loan as a debt modification. The associated unamortized debt discount on the August 2017 Loan and new lender fees from the debt issuance was amortized as interest expense using the effective interest method until the maturity date of the Term A Loan.

In June 2022, the Company entered into an amendment to the Loan and Security Agreement with Oxford and SVB (the “LSA Amendment”). The LSA Amendment added a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of $10.0 million. The Company was in compliance with the financial covenant under the LSA Amendment as of December 31, 2023.

In June 2023, the Company entered into an amendment to the Loan and Security Agreement with Oxford and SVB (the “5th LSA Amendment”). Under the 5th LSA Amendment, effective July 1, 2023, the loan bore interest at the floating per annum rate of interest equal to the greater of (i) 8.07% and (ii) the sum of (a) a specific published 1-month secured overnight financing rate (SOFR) reported on the last business day of the month that immediately precedes the month in which the interest will accrue plus (b) 0.10%, plus (c) 6.40%. There was an immaterial impact of the 5th LSA Amendment on the financial statements of the Company.

The Term A Loan matured on March 1, 2024 (the “Maturity Date”) and the Company made a final payment of 3.83% of the original principal amount of the Term A Loan on the Maturity Date.

In connection with entering into the Loan and Security Agreement, the Company issued to the Lenders warrants exercisable for 81,257 shares of the Company’s common stock (the “2020 Warrants”). The 2020 Warrants are exercisable in whole or in part, immediately, and have a per share exercise price of $9.23, which was the closing price of the Company’s common stock reported on the Nasdaq Global Market on the day prior to the Effective Date. The 2020 Warrants will terminate on the earlier of February 28, 2030 or the closing of certain merger or consolidation transactions. The estimated fair value upon issuance of the Warrants of $0.6 million is recorded as a debt discount on the associated borrowings on the Company’s Balance Sheet. The debt discount was amortized to interest expense over the repayment period of the loan using the effective-interest method.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded interest expense related to loans outstanding of $1.3 million, $2.4 million and $2.6 million, respectively, with average interest rates of 11.49%, 8.72% and 8.07%, respectively, which includes interest related to the accretion of debt discount of $0.3 million, $0.5 million and $0.6 million, respectively.

Long-term debt and net premium balances are as follows:

	December 31,
	2023	2022
	(in thousands)
Principal amount of debt outstanding	$3,125	$15,625
Net premium associated with accretion of final payment and other debt issuance costs	936	646
Debt, current and non-current	4,061	16,271
Less: Debt, current portion	(4,061)	(12,500)
Debt, non-current portion	$-	$3,771

Future minimum payments of principal and estimated payments of interest on the Company’s Loan and Security Agreement as of December 31, 2023 are as follows:

Year Ending December 31:	Amount
(in thousands)

Total future maturities - 2024	$4,126
Less: amount representing interest	(43)
Less: final payment	(958)
Total principal amount of debt outstanding	$3,125

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

In June 2021, the Company entered into a first amendment (the “First Amendment”) to its manufacturing support facility lease, dated March 4, 2015, as amended, by and between 870 Industrial Road LLC, located in San Carlos, California (the “Industrial Lease”), as an extension to the term of the Industrial Lease for a period of five years (the “Industrial Lease Extension Period”). Pursuant to the first Amendment, the Industrial Lease will expire on June 30, 2026, and it includes an option to renew the Industrial Lease for an additional five years. The aggregate estimated base rent payments due over the Industrial Lease Extension Period is approximately $4.3 million, subject to certain terms contained in the Industrial Lease.

In September 2020, the Company entered into a sublease agreement (the “Sublease”) with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, in a building located in South San Francisco, California (the “Premises”). The Company uses the Premises as its corporate headquarters and to conduct (or expand) research and development activities. The Company commenced making monthly payments for the first 85,755 square feet of the Premises (“Initial Premises”) in July 2021, with occupancy of such space commencing in August 2021. The Company was provided early access to the Initial Premises commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The Company commenced using the remaining 29,711 square feet of the Premises, or the Expansion Premises on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods. Additionally, the Company posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on the Company’s Balance Sheets as of December 31, 2023 and 2022.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Statements of Operations, were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease cost	$7,039	$6,154	$8,355
Short-term lease cost	274	82	117
Variable lease cost	2,047	1,610	2,089
Total lease cost	$9,360	$7,846	$10,561

During the years ended December 31, 2023, 2022 and 2021, the Company recorded operating lease expense of $7.0 million, $6.2 million and $8.4 million, respectively, and paid $8.0 million, $1.7 million, and $6.2 million, respectively, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Statements of Cash Flows.

As of December 31, 2023 and 2022, the weighted-average remaining lease term was 3.8 years and 4.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both years.

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
2024	$9,219
2025	9,533
2026	8,994
2027	8,289
Total lease payments	36,035
Less: imputed interest	(6,461)
Operating lease liabilities	29,574
Less: current portion	(6,420)
Total lease liabilities, non-current	$23,154

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

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$6,933	$4,830
CMO-related accrual	8,195	3,900
Clinical trials-related accrual	4,283	2,954
Tax and related expenses	15,165	-
Other	3,897	3,080
Total accrued expenses and other current liabilities	$38,473	$14,764

10. Deferred Royalty Obligation related to the Sale of Future Royalties

In June 2023, the Company entered into the Purchase Agreement with Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including the Purchased Interest under the 2015 License Agreement. As described in Note 5. Collaboration and License Agreements and Supply Agreements, Vaxcyte Agreement, following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of the amendment No. 3 to the 2015 License Agreement, the revenue interest in the 4% royalty on potential future net sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to the Company. The Company retains the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer.

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

The Company recorded the $140.0 million upfront payment from Blackstone as a deferred royalty obligation related to the sale of future royalties on the Company's Balance Sheets. Due to the Company's then ongoing manufacturing obligations under the 2015 License Agreement, the Company accounted for the proceeds as imputed debt and, therefore, will recognize future non-cash royalty revenues. Non-cash interest expense will be recognized over the estimated life of the royalty term arrangement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be received from Vaxcyte. As part of the sale, the Company incurred approximately $3.8 million in transaction costs, which are being amortized over the estimated life of the royalty term arrangement using the effective interest method. As future royalties are earned from Vaxcyte by Blackstone, the balance of the deferred royalty obligation will be amortized over the estimated life of the royalty term arrangement.

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than our original estimates, the Company will prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of December 31, 2023, our effective interest rate used to amortize the liability is 17.0%.

During the year ended December 31, 2023, the Company recognized approximately $12.6 million of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. As of December 31, 2023, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation since transaction inception through December 31, 2023:

December 31,
2023
(in thousands)
Proceeds from the sale of future Vaxcyte royalties	$140,000
Issuance costs	(3,792)
Non-cash interest expense associated with the sale of future Vaxcyte royalties	12,570
Amortization of issuance costs	336
Deferred royalty obligation related to the sale of future Vaxcyte royalties, net	$149,114

11. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2023	2022
Common stock options issued and outstanding	7,905,032	7,310,611
Common stock awards issued and outstanding	5,244,873	3,958,478
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,777,919	1,541,706
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	914,911	865,995
Warrants to purchase common stock	127,616	127,616
Total	15,970,351	13,804,406

Preferred Stock

As of December 31, 2023 and 2022, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of December 31, 2023 and 2022.

12. Equity Incentive Plans, Equity Inducement Plans, Employee Stock Purchase Plan and Stock-Based Compensation

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

Additionally, in February 2023, the Company amended and restated the Amended and Restated 2021 Plan and reserved an additional 500,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees as a material inducement to their acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The total number of shares reserved for issuance pursuant to the Amended and Restated 2021 Plan is 2,000,000 shares.

As of December 31, 2023, the Company had 1,777,919 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2022	7,310,611	$12.68	6.66	$2,187
Granted	1,611,500	5.35
Exercised	(53,060)	5.92
Canceled and forfeited	(964,019)	12.63
Stock options outstanding at December 31, 2023	7,905,032	$11.24	6.02	$180
Stock options exercisable at December 31, 2023	5,717,050	$12.42	5.14	$14

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2023 and the exercise prices, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2023. For the years ended December 31, 2023, 2022 and 2021, the aggregate intrinsic value of stock options exercised was $30,000, $0.1 million and $2.8 million, respectively, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option pricing model with assumptions as follows:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.3-6.1	5.3-6.1	5.3-6.1
Expected volatility	80.7%-84.1%	81.8%-83.5%	80.9%-84.9%
Risk-free interest rate	3.6%-4.7%	1.7%-4.2%	0.6%-1.3%
Expected dividend	-	-	-

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company used the “simplified” method to determine the expected term of options granted, which calculates the expected term as the average of the weighted-average vesting term and the contractual term of the option.

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

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the years ended December 31, 2023, 2022 and 2021 was $3.84, $5.03 and $14.24 per share, respectively.

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

A summary of the status and activity of non-vested RSUs for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2022	3,958,478	$11.70
Granted	2,823,725	5.41
Released	(1,155,644)	12.31
Canceled	(381,686)	9.92
Non-vested December 31, 2023	5,244,873	$8.31

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2023, 2022 and 2021, the fair value of ESPP shares was estimated using the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5	0.5	0.5
Expected volatility	79.6-89.9%	65.9-88.1%	65.9-111.4%
Risk-free interest rate	3.8%-5.5%	0.1%-3.8%	0.1%
Expected dividend	-	-	-

During the years ended December 31, 2023, 2022 and 2021, 526,079, 270,516, and 145,809 shares, respectively, had been purchased. As of December 31, 2023, 914,911 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Research and development expense:
Stock options	$2,183	$2,287	$2,208
Restricted stock units	8,885	7,227	4,280
ESPP	764	592	638
Subtotal	11,832	10,106	7,126
General and administrative expense:
Stock options	6,066	10,261	11,045
Restricted stock units	6,796	5,781	4,920
ESPP	214	156	150
Subtotal	13,076	16,198	16,115
Total	$24,908	$26,304	$23,241

As of December 31, 2023, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $11.0 million and $30.9 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years and 2.3 years, respectively. As of December 31, 2023, there is $0.3 million of unrecognized stock-based compensation expense related to the ESPP.

13. Income Taxes

Current provision for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Federal	$16,646	$-	$-
State	603	-	-
Foreign	943	2,500	-
Total current provision for income taxes	$18,192	$2,500	$-

For the year ended December 31, 2023, the Company recognized an income tax expense of $18.2 million. The income tax charge for the year ended December 31, 2023, was primarily due to unfavorable book-tax differences related to capitalizing and amortizing research and development expenditures under Internal Revenue Code, or IRC, Section 174, the upfront payment from the sale of future royalties, deferred revenue, foreign income tax, and IRC Section 382 limitations imposed on the utilization of the Company's historical tax attributes as a result of cumulative ownership changes that the Company experienced in prior years. The effective tax rates for the year ended December 31, 2023 vary from the U.S. federal statutory tax rate of 21% primarily due to the Company’s inability to recognize the benefit from its net deferred tax assets, which are offset by a valuation allowance. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

The Company recorded a foreign income tax charge of $2.5 million during the year ended December 31, 2022, due to a withholding tax in China on its license revenue from Tasly.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State tax	(0.6)	-	-
Change in valuation allowance	(41.2)	(26.2)	(24.7)
Tax credits	(0.7)	5.1	3.7
Stock compensation	(3.2)	(3.2)	(0.2)
Foreign-Derived Intangible Income deduction	1.5	-	-
Foreign withholding	(1.1)	(2.1)	-
Other	3.7	3.3	0.2
Total	(20.6)%	(2.1)%	0%

The components of the Company’s deferred tax assets consist of the following:

	December 31
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$37,231	$60,952
Research and development credits	32,800	40,396
Capitalized research and development expenditure	46,260	24,481
Deferred royalty obligation	31,944	-
Deferred revenue	15,274	-
Accruals and other	5,309	3,849
Operating lease liability	6,335	7,471
Stock based compensation	5,613	4,562
Fixed asset basis	-	663
Total deferred tax assets	180,766	142,374
Less: valuation allowance	(167,693)	(131,228)
Gross deferred tax assets	13,073	11,146
Deferred tax liabilities:
Operating lease right-of-use asset	(4,887)	(5,783)
Fixed asset basis	(809)	-
Vaxcyte investment	(7,377)	(5,363)
Total deferred tax liabilities	(13,073)	(11,146)
Total net deferred tax assets	$-	$-

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the realization of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the years ended December 31, 2023, 2022 and 2021, the net increase in the valuation allowance was $36.5 million, $30.6 million and $26.2 million, respectively.

As of December 31, 2023, the Company had federal net operating loss carryforwards of $140.2 million and federal general business credits from research and development expenses totaling $20.0 million, as well as state net operating loss carryforwards of $100.5 million and state research and development credits of $26.0 million.

The federal net operating loss carryforwards will expire at various dates beginning in 2027, and the federal credits will expire at various dates beginning in 2032, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2031, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year testing period. Under the Internal Revenue Code and similar state provisions, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization. The Company completed Section 382 analysis through December 31, 2022, and concluded that the Company experienced an ownership change on November 20, 2019, and December 31, 2022. If there is subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2022 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $8.7 million, $8.6 million and $6.4 million as of December 31, 2023, 2022 and 2021, respectively. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company believes that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

The Company has elected to recognize, if incurred, interest and penalties related to liabilities for uncertain tax positions as a part of income tax expense. Interest and penalties were immaterial during the year ended December 31, 2023.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31
	2023	2022	2021
	(in thousands)
Gross unrecognized tax benefit at January 1	$8,649	$6,409	$4,902
Additions for tax positions taken in the current year	2,631	2,255	1,492
Additions / (Reductions) for tax positions of prior years	(2,550)	(15)	15
Gross unrecognized tax benefit at December 31	$8,730	$8,649	$6,409

14. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(106,793)	$(119,204)	$(105,538)
Denominator:
Shares used in computing net loss per share	60,163,542	50,739,185	46,119,089
Net loss per share, basic and diluted	$(1.78)	$(2.35)	$(2.29)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the years ended December 31, 2023, 2022 and 2021 because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Common stock options issued and outstanding	7,905,032	7,310,611	6,512,086
Restricted stock units issued and outstanding	5,244,873	3,958,478	2,403,826
Warrants to purchase common stock	127,616	127,616	127,616
Shares to be issued under ESPP	226,490	150,532	54,759
Total	13,504,011	11,547,237	9,098,287

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement with respect to our 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

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
(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Sutro Biopharma, Inc.	10-Q	001-38662	3.1	11/13/2023

3.2	Amended and Restated Bylaws of Sutro Biopharma, Inc.	8-K	001-38662	3.1	2/24/2023

4.2	Description of Registrant’s Securities.					X

4.3	Form of Warrant to Purchase Shares of Common Stock.	S-1	333-227103	4.3	8/29/2018

4.6	Form of Warrant to Oxford Finance LLC pursuant to the Loan and Security Agreement.	10-K	001-38662	10.21	3/16/2020

4.7	Form of Warrant to Silicon Valley Bank pursuant to the Loan and Security Agreement.	10-K	001-38662	10.22	3/16/2020

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1/A	333-227103	10.1	9/17/2018

10.2‡	2018 Equity Incentive Plan and form of award agreements thereunder.	S-1/A	333-227103	10.4	9/17/2018

10.3‡	Amended Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.1	11/8/2019

10.4‡	Amended Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.2	11/8/2019

10.6‡	2018 Employee Stock Purchase Plan and form of award agreements thereunder.	S-1/A	333-227103	10.5	9/17/2018

10.7‡	2004 Stock Plan, as amended, and forms of award agreements.	S-1	333-227103	10.2	8/29/2018

10.9†	Exclusive Patent License and Research Collaboration Agreement, dated July 23, 2018, by and between the Registrant and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ.	S-1/A	333-227103	10.15	9/17/2018

10.12‡	Offer Letter, dated December 29, 2008, by and between the Registrant and William J. Newell, as amended.	S-1	333-227103	10.6	8/29/2018

10.14‡	Offer Letter, dated August 28, 2013, by and between the Registrant and Hans-Peter Gerber.					X

10.16	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated May 18, 2011, by and between the Registrant and Lydia Tseng and/or Alemany Plaza LLC, as amended.	S-1	333-227103	10.10	8/29/2018

10.19†	Amended and Restated Exclusive Agreement, dated October 3, 2007, between The Board of Trustees of The Leland Stanford Junior University and Fundamental Applied Biology, Inc., as amended.	S-1/A	333-227103	10.13	9/17/2018

10.23	Sublease Agreement, dated September 3, 2020, by and between the Company and Five Prime Therapeutics, Inc.	10-Q	001-38662	10.1	11/5/2020

10.24‡	Severance and Change in Control Plan of the Company					X

10.25	Third Amendment to Lease 888-894 Industrial Road, San Carlos, CA.	10-Q	001-38662	10.2	8/9/2021

10.27	Second Amendment to the Exclusive Patent License and Research Collaboration Agreement.	10-Q	001-38662	10.2	11/10/2021

10.29	License Agreement, dated December 24, 2021, by and between the Registrant and Tasly Biopharmaceuticals Co., Ltd.	10-K	001-38662	10.29	2/28/2022

10.30	Offer Letter, dated January 18, 2023, by and between the Registrant and Anne E. Borgman.					X

10.31†	First Amendment to the Tasly License Agreement dated April 18, 2022.	10-Q	001-38662	10.1	8/8/2022

10.32†˄	License and Collaboration Agreement, dated June 27, 2022, by and between the Registrant and Astellas Pharma Inc.	10-Q	001-38662	10.2	8/8/2022

10.33	Offer Letter, dated May 23, 2021, by and between the Registrant and Jane Chung.	10-K	001-38662	10.30	2/28/2022

10.34‡	Amended and Restated 2021 Equity Inducement Plan and forms of award agreements thereunder.					X

10.35	Letter Agreement, dated December 19, 2022, by and between the Registrant and Vaxcyte, Inc.	10-K	001-38662	10.35	3/30/2023

10.41†˄	Purchase Agreement, dated June 21, 2023, between the Registrant and an affiliate of Blackstone Life Sciences.	10-Q	001-38662	10.1	8/10/2023

10.42	Third Amendment to the Vaxcyte License Agreement between the Registrant and Vaxcyte, Inc.	10-K	001-38662	10.1	11/13/2023

10.43	Manufacturing Rights Agreement between the Registrant and Vaxcyte, Inc.					X

21.1	Subsidiaries of the Registrant.	S-1	333-227103	21.1	8/29/2018

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

˄ Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

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

SUTRO BIOPHARMA, INC.

Date: March 25, 2024	By:	/s/ William J. Newell
	Name:	William J. Newell
	Title:	Chief Executive Officer

Date: March 25, 2024	By:	/s/ Edward C. Albini
	Name:	Edward C. Albini
	Title:	Chief Financial Officer

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

/s/ William J. Newell	President, Chief Executive Officer and Director	March 25, 2024
William J. Newell	(Principal Executive Officer)
/s/ Edward C. Albini	Chief Financial Officer and Corporate Secretary	March 25, 2024
Edward C. Albini	(Principal Financial and Accounting Officer)
/s/ Michael Dybbs, Ph.D.	Director	March 25, 2024
Michael Dybbs, Ph.D.
/s/ John G. Freund, M.D.	Director	March 25, 2024
John G. Freund, M.D.
/s/ Heidi Hunter	Director	March 25, 2024
Heidi Hunter
/s/ Joseph M. Lobacki	Director	March 25, 2024
Joseph M. Lobacki
/s/ Connie Matsui	Director	March 25, 2024
Connie Matsui
/s/ James Panek	Director	March 25, 2024
James Panek
/s/ Daniel H. Petree	Director	March 25, 2024
Daniel H. Petree
/s/ Jon M. Wigginton, M.D.	Director	March 25, 2024
Jon M. Wigginton, M.D.

