Form 10-Q
period 2024-03-31
SUTRO BIOPHARMA, INC.
filed 2024-05-13
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 81,794,334 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$65,218	$69,268
Marketable securities	202,384	264,413
Investment in equity securities	45,616	41,937
Accounts receivable	31,300	36,078
Prepaid expenses and other current assets	10,064	9,846
Total current assets	354,582	421,542
Property and equipment, net	20,630	21,940
Operating lease right-of-use assets	21,594	22,815
Other non-current assets	5,739	3,567
Restricted cash	857	872
Total assets	$403,402	$470,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,511	$9,440
Accrued compensation	7,077	14,686
Deferred revenue - current	20,502	20,666
Operating lease liability - current	6,673	6,420
Debt - current	-	4,061
Accrued expenses and other current liabilities	37,746	38,473
Total current liabilities	79,509	93,746
Deferred revenue - non-current	46,313	53,379
Operating lease liability - non-current	21,397	23,154
Deferred royalty obligation related to the sale of future royalties	156,465	149,114
Other non-current liabilities	1,694	1,694
Total liabilities	305,378	321,087
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 62,456,546 and 61,009,829 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	62	61
Additional paid-in-capital	715,696	708,975
Accumulated other comprehensive income (loss)	(113)	21
Accumulated deficit	(617,621)	(559,408)
Total stockholders’ equity	98,024	149,649
Total Liabilities and Stockholders’ Equity	$403,402	$470,736

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$13,008	$12,674
Operating expenses
Research and development	56,878	39,399
General and administrative	12,721	15,512
Total operating expenses	69,599	54,911
Loss from operations	(56,591)	(42,237)
Interest income	4,096	2,560
Unrealized gain (loss) on equity securities	3,679	(6,992)
Non-cash interest expense related to the sale of future royalties	(7,184)	-
Interest and other income (expense), net	(2,213)	(2,986)
Loss before provision for income taxes	(58,213)	(49,655)
Provision for income taxes	-	395
Net loss	$(58,213)	$(50,050)
Net loss per share, basic and diluted	$(0.95)	$(0.85)
Weighted-average shares used in computing basic and diluted net loss per share	61,457,793	58,723,432

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(58,213)	$(50,050)
Other comprehensive (loss) income:
Net unrealized (loss) income on available-for-sale securities	(134)	511
Comprehensive loss	$(58,347)	$(49,539)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	61,009,829	$61	$708,975	$21	$(559,408)	$149,649
Exercise of common stock options	23,748	—	117	—	—	117
Issuance of common stock under Employee Stock Purchase Plan	284,362	—	911	—	—	911
Vesting of restricted stock units	1,215,729	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(77,122)	—	(374)	—	—	(374)
Stock-based compensation expense	—	—	6,068	—	—	6,068
Net unrealized income on available-for-sale securities	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	(58,213)	(58,213)
Balances at March 31, 2024	62,456,546	$62	$715,696	$(113)	$(617,621)	$98,024

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2022	57,499,541	$58	$670,223	$(618)	$(452,615)	$217,048
Exercise of common stock options	53,060	—	314	—	—	314
Issuance of common stock under Employee Stock Purchase Plan	239,060	—	1,097	—	—	1,097
Vesting of restricted stock units	801,769	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(73,003)	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	6,021	—	—	6,021
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $308	1,641,374	2	10,921	—	—	10,923
Net unrealized income on available-for- sale securities	—	—	—	511	—	511
Net loss	—	—	—	—	(50,050)	(50,050)
Balances at March 31, 2023	60,161,801	$60	$688,125	$(107)	$(502,665)	$185,413

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net loss	$(58,213)	$(50,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,761	1,615
Accretion of discount on marketable securities	(2,656)	(1,786)
Stock-based compensation	6,068	6,021
Non-cash lease expenses	1,221	641
Unrealized (gain) / loss on equity securities	(3,679)	6,992
Non-cash interest expense on deferred royalty obligation	7,184	—
Other	189	(13)
Changes in operating assets and liabilities:
Accounts receivable	4,778	(2,751)
Prepaid expenses and other assets	(2,390)	(7,424)
Accounts payable	(1,897)	198
Accrued compensation	(7,609)	(6,786)
Accrued expenses and other liabilities	(765)	(2,399)
Deferred revenue	(7,230)	(4,412)
Change in operating lease liability	(1,503)	(837)
Net cash used in operating activities	(64,741)	(60,991)
Investing activities
Purchases of marketable securities	(135,001)	(52,764)
Maturities of marketable securities	199,262	112,102
Sales of marketable securities	290	9,055
Purchases of equipment and leasehold improvements	(446)	(942)
Net cash provided by investing activities	64,105	67,451
Financing activities
Proceeds from sales of common stock, net of issuance costs	—	10,923
Payment of debt	(4,083)	(3,125)
Proceeds from exercise of common stock options	117	314
Taxes paid related to net shares settlement of restricted stock units	(374)	(451)
Proceeds from employee stock purchase plan	911	1,097
Net cash (used in) provided by financing activities	(3,429)	8,758
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,065)	15,218
Cash, cash equivalents and restricted cash at beginning of period	70,140	48,126
Cash, cash equivalents and restricted cash at end of period	$66,075	$63,344
Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$393
Income tax paid	$10	$-
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$219	$371
Financing component associated with program fees	$2,160	$2,543
Deferred offering cost included in accounts payable and accrued expenses	$528	$101

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2024, there was an accumulated deficit of $617.6 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of March 31, 2024, the Company had unrestricted cash, cash equivalents, and marketable securities of $267.6 million and equity securities of $45.6 million, consisting solely of common stock of Vaxcyte, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, marketable securities and investments in equity securities as of March 31, 2024, will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2023 condensed balance sheet was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted

There were no new accounting pronouncements issued since the Company's filing of the Annual Report on Form 10-K for the year ended December 31, 2023, which could have a significant effect on the Company's condensed financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's condensed Balance Sheets that sum to the total of the same amounts shown in the Company's condensed Statements of Cash Flows.

	March 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$65,218	$62,472
Restricted cash	857	872
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$66,075	$63,344

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of March 31, 2024, and is based on our current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$42,498	$42,498	$-	$-
Commercial paper	21,379	-	21,379	-
Corporate debt securities	44,036	-	44,036	-
Equity securities	45,616	45,616	-	-
Asset-backed securities	44,598	-	44,598	-
U.S. government securities	113,130	113,130	-	-
Total	$311,257	$201,244	$110,013	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$56,397	$56,397	$-	$-
Commercial paper	82,152	-	82,152	-
Corporate debt securities	61,894	-	61,894	-
Equity securities	41,937	41,937	-	-
Asset-backed securities	10,505	-	10,505	-
U.S. government securities	113,652	113,652	-	-
U.S. agency securities	4,961	-	4,961	-
Total	$371,498	$211,986	$159,512	$-

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds, U.S. government securities and the shares of Vaxcyte common stock held by the Company.

If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, corporate debt securities, asset-backed securities, and U.S. agency securities. These assets are valued using market prices when available, adjusting for accretion of the purchase price to face value at maturity.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of March 31, 2024 and December 31, 2023, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

Investments in Equity Securities

As of March 31, 2024 and December 31, 2023, the Company held 667,780 shares of Vaxcyte common stock with an estimated fair value of $45.6 million and $41.9 million, respectively. The Company recognized an unrealized gain of $3.7 million and an unrealized loss of $7.0 million for the three months ended March 31, 2024 and 2023, respectively.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	March 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$42,498	$-	$-	$42,498
Commercial paper	21,391	-	(12)	21,379
Corporate debt securities	44,044	3	(11)	44,036
Asset-based securities	44,641	-	(43)	44,598
U.S. government securities	113,180	-	(50)	113,130
Total	265,754	3	(116)	265,641
Less amounts classified as cash equivalents	(63,257)	-	-	(63,257)
Total marketable securities	$202,497	$3	$(116)	$202,384

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$56,397	$-	$-	$56,397
Commercial paper	82,179	1	(28)	82,152
Corporate debt securities	61,887	12	(5)	61,894
Asset-based securities	10,505	-	–	10,505
U.S. government securities	113,612	40	–	113,652
U.S. agency securities	4,960	1	–	4,961
Total	329,540	54	(33)	329,561
Less amounts classified as cash equivalents	(65,144)	(4)	-	(65,148)
Total marketable securities	$264,396	$50	$(33)	$264,413

No marketable securities had maturities of more than one year as of March 31, 2024 and December 31, 2023.

There were $190.5 million and $110.9 million of investments in an unrealized loss position of $0.1 million and $33,000 as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after March 31, 2024 and 2023, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of March 31, 2024. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of March 31, 2024 and December 31, 2023 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements and supply agreements with various pharmaceutical and biotechnology companies. See “Note 5. Collaboration and License Agreements and Supply Agreements” to the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023, or as further described below, for additional information on each of its collaboration agreements.

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of March 31, 2024 and December 31, 2023.

In accordance with the collaboration, license and supply agreements, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Merck Sharp & Dohme Corporation (“Merck”)	$6	$2,553
Astellas Pharma Inc. (“Astellas”)	11,385	6,272
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	970	-
Vaxcyte, Inc. ("Vaxcyte")	647	675
Bristol Myers Squibb Company (“BMS”)	-	3,166
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	8
Total revenue	$13,008	$12,674

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the three months ended March 31, 2024:

Three Months Ended
March 31, 2024
(in thousands)
Deferred revenue—December 31, 2023	$74,045
Additions to deferred revenue	-
Recognition of revenue in current period	(7,230)
Deferred revenue—March 31, 2024	$66,815

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $20.5 million of the deferred revenue over the next twelve months.

Collaboration with Merck

2018 Merck Agreement

In July 2018, the Company entered into an agreement (the “2018 Merck Agreement”) with Merck for access to the Company’s technology and the identification and preclinical research and development of two target programs, with an option for Merck to engage the Company to continue these activities for a third program, upon the payment of an additional amount, focusing on cytokine derivatives for cancer and autoimmune disorders.

In April 2021, Merck initiated the first IND-enabling toxicology study under the first cytokine-derivative program in the collaboration.

In December 2021, Merck did not extend the research term for the second research program of the collaboration, which research program reverted to the Company. The first research program of the collaboration is focused on MK-1484, a distinct cytokine derivative molecule for the treatment of cancer. The Company is eligible to receive aggregate contingent payments of up to approximately $500 million for the target program selected by Merck, assuming the development and sale of the therapeutic candidate and all possible indications identified under the collaboration. If one or more products from the target program is developed for non-oncology or a single indication, the Company will be eligible for reduced aggregate contingent payments. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low-teen digit percentages on the worldwide sales of any commercial products that may result from the collaboration.

In July 2022, the first patient was dosed with MK-1484 in a Phase 1 study.

As of both March 31, 2024 and December 31, 2023, there was no deferred revenue under the 2018 Merck Agreement and 2021 Amendment.

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

As of both March 31, 2024 and December 31, 2023, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Research and development services	$6	$125
Materials supply	-	2,428
Total revenue	$6	$2,553

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $32.6 million as of March 31, 2024, on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the three target programs.

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

Revenues under the Astellas Agreement were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$7,230	$2,572
Research and development services	1,623	1,157
Financing component on unearned revenue	2,160	2,543
Materials supply	372	-
Total revenue	$11,385	$6,272

As of March 31, 2024 and December 31, 2023, there was $61.8 million and $69.0 million of deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the three months ended March 31, 2024 and 2023, the Company did not recognize any material reduction of research and development expenses under the Tasly License Agreement.

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

During 2023, the Company recognized a $5.0 million contingent payment as revenue, net of withholding tax, after Tasly received its first IND clearance by National Medical Products Administration, or NMPA, in Greater China. The withholding tax of $0.5 million was recorded as an income tax charge related to the contingent payment.

During 2023, the Company also recorded a $5.0 million contingent payment, received by the Company from Tasly related to the first patient dosed in the Company’s REFRaME-O1 trial for luvelta, as deferred revenue, net of withholding tax of $0.5 million. The REFRaME-O1 study consists of two parts, Part I being the dose-finding portion and Part II being the portion of the study that will focus on the selected dose from Part I, and is intended to generate data to enable the potential registration of luvelta. Although it currently intends to conduct the REFRaME-O1 study to completion, the Company has the sole discretion to terminate the REFRaME-O1 study at any time. As such, the Company has agreed with Tasly that, in the event the Company terminates the REFRaME-O1 study prior to dosing the first patient in Part II, the Company will refund Tasly the contingent payment received by the Company within 30 days of such study termination. Given the above, the contingent payment received by the Company was considered constrained for accounting purposes during the three months ended March 31, 2024, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. The withholding tax was recorded by the Company as a tax charge related to the received contingent payment.

2023 Tasly Supply Agreement

In June 2023, the Company entered into a Master Development and Clinical Supply Agreement (the “2023 Tasly Supply Agreement”) with Tasly, wherein Tasly requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

Revenues under the Tasly agreements were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Research and development services	$33	$–
Materials supply	937	–
Total revenue	$970	$–

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of March 31, 2024 and December 31, 2023, there was $7.4 million and $6.9 million, respectively, in such accruals related to the Vaxcyte Supply Agreement.

For the three months ended March 31, 2024 and 2023, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $1.6 million and $1.9 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

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

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of March 31, 2024.

Revenues under the Vaxcyte agreements were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Research and development services	$647	$504
Materials supply	-	171
Total revenue	$647	$675

Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte products, including VAX-24 and VAX-31.

Ipsen Agreement

In March 2024, the Company and Ipsen Pharma SAS (“Ipsen”) entered into an Exclusive License Agreement (the “Ipsen License Agreement”) pursuant to which the Company licensed to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003.

In consideration for the rights and licenses granted by the Company to Ipsen in the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $50.0 million in April 2024 and (ii) Ipsen Biopharmaceuticals, Inc. (USA) (the “Ipsen USA”), a fully-owned Affiliate of Ipsen, purchased 4,827,373 shares of the Company’s common stock for $25.0 million, at a price per share representing a 17% premium to the volume weighted average price (“VWAP”) of the Company’s common stock for the twenty trading day period prior to the parties’ execution of the Ipsen License Agreement, in accordance with the terms set forth in a certain investment agreement by and between the Company and Ipsen USA dated March 29, 2024 (the “Ipsen Investment Agreement”).

Further, pursuant to the Ipsen License Agreement, upon the occurrence of a specified developmental milestone according to a specified timetable, the Company will receive a payment of up to $7.0 million and Ipsen is obligated to purchase up to an additional $10.0 million in shares of the Company’s common stock at a price per share representing a 17% premium to the VWAP of the Company’s common stock for the twenty trading day period prior to such milestone achievement, in accordance with the terms set forth in the Ipsen Investment Agreement. The Company is also eligible to receive up to an additional $447.0 million in developmental and regulatory milestones, assuming multiple indications, and up to $360.0 million in sales milestones, as well as tiered royalty payments ranging from low double-digit to mid-teen digit percentages of annual net sales of STRO-003, subject to certain adjustments specified in the Ipsen License Agreement.

The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of STRO-003 in the applicable country. Ipsen may terminate the Ipsen License Agreement for convenience with sixty calendar days prior written notice or for certain other specified reasons. The Company may terminate the Ipsen License Agreement if Ipsen or any of its Affiliates challenge the validity of any patents controlled by the Company that are licensed under the agreement. Both Ipsen and the Company may terminate the Ipsen License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the Ipsen License Agreement or (ii) the other party’s bankruptcy event.

The Company did not recognize the upfront license fee of $50.0 million as the performance obligations related to the Ipsen License Agreement were not satisfied during the three months ended March 31, 2024.

6. Commitments and Contingencies

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$1,984	$1,538
Short-term lease cost	53	24
Variable lease cost	594	410
Total lease costs	$2,631	$1,972

During the three months ended March 31, 2024 and 2023, the Company recorded operating lease expense of $2.0 million and $1.5 million, respectively, and paid $2.3 million and $1.7 million, respectively, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term was 3.6 years and 3.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2024	$6,951
2025	9,533
2026	8,994
2027	8,289
Total lease payments	33,767
Less: imputed interest	(5,697)
Operating lease liabilities	28,070
Less: current portion	(6,673)
Total lease liabilities, non-current	$21,397

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$7,375	$6,933
CMO-related accrual	6,934	8,195
Clinical trials-related accrual	4,865	4,283
Tax and related expenses	15,165	15,165
Other	3,407	3,897
Total accrued expenses and other current liabilities	$37,746	$38,473

8. Deferred Royalty Obligation related to the Sale of Future Royalties

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than our original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of March 31, 2024, the effective interest rate used by the Company to amortize the liability is 19.0%.

During the three months ended March 31, 2024 and 2023, the Company recognized approximately $7.2 million and zero, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. As of March 31, 2024, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the three months ended March 31, 2024:

March 31, 2024
(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$149,114
Non-cash interest expense associated with the sale of future Vaxcyte royalties	7,184
Amortization of issuance costs	167
Liability related to the sale of future Vaxcyte royalties - ending balance	$156,465

9. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	March 31,	December 31,
	2024	2023
Common stock options issued and outstanding	8,749,825	7,905,032
Common stock awards issued and outstanding	6,222,549	5,244,873
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,801,715	1,777,919
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	745,303	914,911
Warrants to purchase common stock	127,616	127,616
Total	17,647,008	15,970,351

Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 31, 2024 and December 31, 2023.

10. Equity Incentive Plans, Equity Inducement Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan, 2018 Equity Incentive Plan, 2021 Equity Inducement Plan, and Amended and Restated 2021 Equity Inducement Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 3,050,491 shares on January 1, 2024.

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

As of March 31, 2024, the Company had a total of 1,801,715 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2023	7,905,032	$11.24
Granted	976,750	4.55
Exercised	(23,748)	4.91
Canceled and forfeited	(108,209)	7.83
Stock options outstanding at March 31, 2024	8,749,825	10.55
Stock options exercisable at March 31, 2024	5,985,449	$12.29

Restricted Stock Units

During the three months ended March 31, 2024, the Company granted 2,309,030 shares of restricted common stock units (“RSUs”) to certain employees. These RSUs vest annually, and generally, will become fully vested over four years.

A summary of the status and activity of non-vested RSUs during the three months ended March 31, 2024 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2023	5,244,873	$8.31
Granted	2,309,030	4.54
Vested and released	(1,215,729)	9.90
Canceled and forfeited	(115,625)	8.22
Non-vested March 31, 2024	6,222,549	$6.60

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, in order to enable eligible employees to purchase shares of the Company’s common stock. The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 114,754 shares on January 1, 2023. The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.

As of March 31, 2024, 1,554,697 shares had been purchased and 745,303 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Research and development expense:	$3,174	$2,821
General and administrative expense:	2,894	3,200
Total	$6,068	$6,021

As of March 31, 2024, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $12.1 million and $36.5 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.3 years and 2.6 years, respectively. As of March 31, 2024, there was $0.6 million of unrecognized stock-based compensation expense related to the ESPP.

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

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(58,213)	$(50,050)
Denominator:
Shares used in computing net loss per share	61,457,793	58,723,432
Net loss per share, basic and diluted	$(0.95)	$(0.85)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the period ended March 31, 2024 and 2023, because including them would have been antidilutive:

	As of March 31,
	2024	2023
Common stock options issued and outstanding	8,749,825	8,336,599
Restricted stock units issued and outstanding	6,222,549	5,354,600
Warrants to purchase common stock	127,616	127,616
Shares to be issued under employee stock purchase plan	33,575	31,381
Total	15,133,565	13,850,196

12. Subsequent Events

In April 2024, the Company closed an underwritten offering with BofA Securities, Inc., pursuant to which the Company issued and sold 14,478,764 shares of its common stock at an offering price of $5.18 per share. The gross proceeds from these sales were approximately $75.0 million, before deducting fees and offering expenses.

In April 2024, the Company issued 4,827,373 shares to Ipsen USA at a price of $5.18 per share under the Ipsen Investment Agreement, and received gross proceeds of $25.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements related to our expectations regarding our future results of operations and financial position, business strategy, market size for our product candidates, potential future milestone and royalty payments, the value of the our holdings of Vaxcyte common stock, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, our ability to successfully leverage Fast Track Designation, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the expected impact of pandemics or contagious diseases, such as the COVID-19 pandemic, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

In 2019, we began enrolling patients in a Phase 1 trial of luvelta that focused on ovarian and endometrial cancers. The Phase 1 trial assessing safety, tolerability and preliminary efficacy of luvelta to treat platinum resistant ovarian cancer has been completed and near-final results from this Phase 1 trial reported in January 2024 showed that luvelta exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population. We began enrolling patients in a Phase 2/3 trial of luvelta for the treatment of platinum-resistant ovarian cancer, the REFRαME-O1 study, in June 2023. In April 2024 we announced we had completed enrollment of Part 1 of this study and had initiated enrollment of Part 2 of the study.

In January 2024, we presented an aggregated data set from our Phase I trials of luvelta. This data set included data from all ovarian cancer patients treated with luvelta as a monotherapy in Phase 1 studies, regardless of FolRα expression levels, dose level of luvelta, or platinum sensitivity or resistance, corresponding to a total of 99 patients, of which 92 were RECIST-evaluable, with 21% platinum sensitive patients and 78% platinum refractory patients. Patients received a median of three prior lines of therapy. There were 72% of the patients that had experienced prior bevacizumab therapy and 70% had been treated with a PARP inhibitor. These patients were not selected for FolRα expression levels and were treated at starting dose levels ≤2.9 mg/kg, 4.3 mg/kg, 5.2 mg/kg or ≥5.6 mg/kg.

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

We also opened for enrollment a Phase 1 trial to assess the combination of luvelta and bevacizumab for treatment of ovarian cancer in December 2021 and presented initial preliminary results of this study in January 2024. Safety signals from this study were generally consistent with those previously reported and the combination treatment with luvelta and bevacizumab demonstrated clinical activity in treated patients regardless of their FolRα expression status. We expect to present updated results from the initial cohort of the bevacizumab combination study in 2024. In addition, we began enrolling patients in the expansion phase of the bevacizumab combination Phase 1 study in the first half of 2024. We expect enrollment to be complete in the first half of 2024.

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

Finally, our IND for the treatment of NSCLC with luvelta was cleared by the FDA in the first half of 2024 and we expect to initiate the Phase 2 study in the second half of 2024. Initial data is expected in the first half of 2025.

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

In 2022 we initiated an exploratory cohort, or cohort C, of 15 patients to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023. In January 2024 we announced updated data from this cohort based on 16 patients. In particular:

•
Grade 3+ neutropenia was reduced from 66.7% to 6.3%, resulting in a 90.6% decrease in Grade 3+ neutropenia rates at the first cycle of luvelta (p=0.0002); Grade 3 neutropenia was reduced from 71.4% to 18.8%, resulting in a 73.7% decrease in Grade 3+ neutropenia rates at the first and second cycle (p=0.0015)
•
Overall Grade 3+ neutropenia was reduced from 76.2% to 37.5%

In addition, we have been offering compassionate use of luvelta to treat pediatric patients with relapsed/refractory CBFA2T3-GLIS2, or CBF/GLIS, acute myeloid leukemia, or AML, commonly known as RAM phenotype AML. Updated compassionate use data continued to show anti-leukemic activity of luvelta in pediatric patients with relapsed/refractory CBF/GLIS AML and was presented at ASH 2023 in December 2023. The data showed that luvelta was well tolerated as a monotherapy agent and in combination with standard cancer therapies. Luvelta was granted Orphan Drug Designation by the FDA in December 2022 in this pediatric patient population. We expect to begin enrollment of a registration-directed trial of luvelta for treatment of pediatric RAM phenotype AML in the second half of 2024.

Our most advanced asset in preclinical development is STRO-004. We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. Preclinical data suggest that STRO-004 has potent antitumor activity and the potential for a differentiated safety profile. We anticipate being ready to file an IND for STRO-004 in 2025.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, with our ongoing relationships that include licensing to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003; an immunostimulatory antibody-drug conjugates collaboration with Astellas; a cytokine derivatives collaboration with Merck; and a licensing agreement for luvelta in Greater China with Tasly. In August 2023, Tasly received its first IND clearance by NMPA in Greater China for luvelta.

Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. The lead programs for Vaxcyte are VAX-31 and VAX-24, its 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF® and other materials to Vaxcyte. In June 2023, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Blackstone, in which Blackstone acquired the right to receive our 4% revenue interest in Vaxcyte’s future products, including Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products such as VAX-24 and VAX-31. As described further below, following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of an amendment to the licensing agreement, the revenue interest in the 4% royalty on potential future sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to us. In November 2023, Vaxcyte exercised its option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck, Astellas, EMD Serono, Vaxcyte, Ipsen, BioNova, and Tasly, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public and other offerings of common stock, sales of our common stock through our ATM Facility, debt financing, and the royalty monetization agreement with Blackstone.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $56.6 million and a net loss of $58.2 million for the three months ended March 31, 2024, which net loss included the non-operating, unrealized gain of $3.7 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $54.9 million and net loss of $50.0 million, which net loss included the non-operating, unrealized loss of $7.0 million related to our holdings of Vaxcyte common stock, for the three months ended March 31, 2023. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of March 31, 2024, we had an accumulated deficit of $617.6 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. Our operating expenses would significantly increase due to continued activities to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Current capital market conditions provide a challenging financing environment. In this context, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck, Astellas, Vaxcyte, and Tasly, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators.

We derive revenue from collaboration arrangements, under which we may grant licenses to our collaboration partners to further develop and commercialize our proprietary product candidates. We may also perform research and development activities under the collaboration agreements. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and other contingent payments, and royalties based on net sales of approved products. Additionally, the collaborations may provide options for the customer to acquire from us materials and reagents, clinical product supply, or additional research and development services under separate agreements. We assess which activities in the collaboration agreements are considered distinct performance obligations that should be accounted for separately. We develop assumptions that require judgement to determine whether the license to our intellectual property is distinct from the research and development services or participation in activities under the collaboration agreements.

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

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and those of our collaborators, and include salaries, employee benefits, stock-based compensation, laboratory supplies, outsourced research and development expenses, professional services, and allocated facilities and IT-related costs. We expense both internal and external research and development costs as they are incurred. Nonrefundable advance payments for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as expenses as the related services are performed.

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

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Internal costs:
Research and drug discovery	$10,206	$8,969
Process and product development	6,299	5,028
Manufacturing	12,364	12,175
Clinical development	3,733	2,933
Total internal costs	32,602	29,105
External Program Costs:
Research and drug discovery	541	312
Process and product development	338	504
Manufacturing	15,610	4,711
Clinical development	7,787	4,767
Total external program costs	24,276	10,294
Total research and development expenses	$56,878	$39,399

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

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense related to the sale of future Vaxcyte royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method. As further described in the interim condensed financial statements Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties, in June 2023, we entered into the Purchase Agreement with Blackstone, pursuant to which we sold to Blackstone our 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte’s PCV products, such as VAX-24 and VAX-31.

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

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
	2024	2023	Change	Change (%)
	(in thousands)
Revenues	$13,008	$12,674	$334	3%
Operating expenses
Research and development	56,878	39,399	17,479	44%
General and administrative	12,721	15,512	(2,791)	(18)%
Total operating expenses	69,599	54,911	14,688	27%
Loss from operations	(56,591)	(42,237)	(14,354)	34%
Interest income	4,096	2,560	1,536	60%
Unrealized gain (loss) on equity securities	3,679	(6,992)	10,671	(153)%
Non-cash interest expense related to the sale of future royalties	(7,184)	-	(7,184)	*
Interest and other income (expense), net	(2,213)	(2,986)	773	(26)%
Loss before provision for income taxes	(58,213)	(49,655)	(8,558)	17%
Provision for income taxes	-	395	(395)	(100)%
Net loss	$(58,213)	$(50,050)	$(8,163)	16%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	March 31,
	2024	2023	Change	Change (%)
	(in thousands)
Merck Sharp & Dohme Corporation (“Merck”)	$6	$2,553	$(2,547)	(100)%
Astellas Pharma Inc. (“Astellas”)	11,385	6,272	5,113	82%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	970	-	970	*
Vaxcyte, Inc. ("Vaxcyte")	647	675	(28)	(4)%
Bristol Myers Squibb Company (“BMS”)	-	3,166	(3,166)	(100)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	8	(8)	(100)%
Total revenue	$13,008	$12,674	$334	3%

*Percentage not meaningful

Total revenue increased by $0.3 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This was primarily due to a $5.1 million increase from Astellas, of which $4.7 million was from the ongoing performance related to partially unsatisfied performance obligations, $0.5 million was from research and development services, and $0.4 million was from materials supply, which was partially offset by a $0.4 million decrease from the financing component related to the Astellas Agreement, and a $1.0 million increase in Tasly revenue primarily due to an increase in clinical product supply under the 2023 Tasly Supply Agreement. These increases were partially offset by a $3.2 million combined decrease in BMS and EMD Serono revenue due to their decisions to end clinical development of CC-99712 and M1231, respectively, in 2023, and a $2.5 million decrease in Merck revenue primarily due to a $2.4 million decrease in manufacturing activities supporting clinical trial supply, and a $0.1 million decrease in research and development activities.

Research and Development Expense

Research and development expense increased by $17.5 million, or 44%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The overall increase was due primarily to increases of $11.8 million in outside services mainly due to increased CMO-related activities, $2.7 million in facilities expenses, alongside the allocation of IT-related expenses, which commenced in 2024, $2.2 million in preclinical research and clinical development expenses, $1.7 million in personnel related expenses due to higher headcount, and $0.8 million in equipment and office-related expenses, partially offset by a decrease of $1.7 million in laboratory supplies.

General and Administrative Expense

General and administrative expense decreased by $2.8 million, or 18%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The overall decrease was due primarily to decreases of $2.5 million in allocated IT-related expenses beginning in 2024 and $1.1 million in personnel related expenses, partially offset by increases of $0.5 million in outside services, $0.2 million in equipment and office-related expenses, and $0.1 million in allocated facilities-related expenses.

Interest Income

Interest income increased by $1.5 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due primarily to higher average investment balances and higher average rates of return in 2024.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain on equity securities was $3.7 million during the three months ended March 31, 2024, as compared to an unrealized loss of $7.0 million for the three months ended March 31, 2023. The unrealized gain (loss) on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $7.2 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement. No non-cash interest expense was recorded during the three months ended March 31, 2023.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $0.8 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to decreases of $0.4 million in interest incurred on our outstanding loan and $0.4 million from the financing component related to the Astellas Agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, and a royalty monetization. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $267.6 million, equity securities of $45.6 million, and an accumulated deficit of $617.6 million, which amounts do not include any proceeds under the Ipsen License Agreement or the Underwritten Offering described below.

Ipsen Agreement

In March 2024, we and Ipsen Pharma SAS (“Ipsen”) entered into an Exclusive License Agreement (the “Ipsen License Agreement”) pursuant to which we licensed to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003.

In consideration for the rights and licenses granted by us to Ipsen in the Ipsen License Agreement, Ipsen (i) paid us an upfront license fee in the amount of $50.0 million in April 2024 and (ii) Ipsen Biopharmaceuticals, Inc. (USA) (“Ipsen USA”) purchased 4,827,373 shares of our common stock for $25.0 million, at a price of $5.18 per share, representing a 17% premium to the volume weighted average price (“VWAP”) of our common stock for the twenty trading day period prior to the parties’ execution of the Ipsen License Agreement, in accordance with the terms set forth in a certain investment agreement by and between us and the Ipsen USA dated March 29, 2024 (the “Ipsen Investment Agreement”).

Further, pursuant to the Ipsen License Agreement, upon the occurrence of a specified developmental milestone according to a specified timetable, we will receive a payment of up to $7.0 million and Ipsen is obligated to purchase up to an additional $10.0 million in shares of our common stock at a price per share representing a 17% premium to the VWAP of our common stock for the twenty trading day period prior to such milestone achievement, in accordance with the terms set forth in the Ipsen Investment Agreement. We are also eligible to receive up to an additional $447.0 million in developmental and regulatory milestones, assuming multiple indications, and up to $360.0 million in sales milestones, as well as tiered royalty payments ranging from low double-digit to mid-teen digit percentages of annual net sales of STRO-003, subject to certain adjustments specified in the Ipsen License Agreement.

The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of STRO-003 in the applicable country. Ipsen may terminate the Ipsen License Agreement for convenience with sixty calendar days prior written notice or for certain other specified reasons. We may terminate the Ipsen License Agreement if Ipsen or any of its Affiliates challenge the validity of any patents controlled by us that are licensed under the agreement. Both Ipsen and we may terminate the Ipsen License Agreement (i) for material breach by the other party and a failure to cure such breach within the time period specified in the Ipsen License Agreement or (ii) the other party’s bankruptcy event.

Underwritten Offering

In April 2024, we closed an underwritten offering with BofA Securities, Inc., pursuant to which we issued and sold 14,478,764 shares of our common stock at an offering price of $5.18 per share. The gross proceeds from these sales were approximately $75.0 million, before deducting fees and offering expenses.

At-The-Market Sales

We did not issue any shares under the ATM during the three months ended March 31, 2024.

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

In September 2020, we entered into a sublease agreement, or the Sublease with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. We commenced using the remaining 29,711 square feet of the Premises, or the Expansion Premises, on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of March 31, 2024 and December 31, 2023.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(64,741)	$(60,991)
Net cash provided by investing activities	64,105	67,451
Net cash (used in) provided by financing activities	(3,429)	8,758
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,065)	$15,218

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $64.7 million. Our net loss of $58.2 million included non-cash charges of $7.2 million for non-cash interest expense on our deferred royalty obligation, $6.1 million for stock-based compensation, $3.7 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $2.7 million for the accretion of discount on marketable securities, $1.8 million for depreciation and amortization, and $1.2 million for non-cash lease expense. Cash used in operating activities also reflected a net change in operating assets and liabilities of $16.6 million, due to a decrease of $7.2 million in deferred revenue from revenue recognized under our collaboration agreements, decrease of $7.6 million in accrued compensation expense primarily due to bonuses paid in 2024 in connection with certain company 2023 goal achievements, a decrease of $2.7 million in accounts payable, accrued expenses and other liabilities due to timing of payments, an increase of $2.4 million in prepaid expenses and other assets, and a decrease of $1.5 million in our operating lease liability, which was partially offset by a decrease of $4.8 million in accounts receivable from our collaborators.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $64.1 million for the three months ended March 31, 2024 was primarily related to maturities and sales of marketable securities of $199.5 million, partially offset by purchases of marketable securities of $135.0 million, and purchases of property and equipment of $0.4 million, principally for laboratory equipment.

Cash provided by investing activities of $67.5 million for the three months ended March 31, 2023 was primarily related to maturities and sales of marketable securities of $121.2 million, partially offset by purchases of marketable securities of $52.8 million, and purchases of property and equipment of $0.9 million, principally for laboratory equipment.

Cash Flows from Financing Activities

Cash used in financing activities of $3.4 million for the three months ended March 31, 2024 was primarily related to a debt repayment of $4.1 million, and a $0.4 million tax payment related to the net shares settlement of vested restricted stock units, partially offset by a $0.9 million of net proceeds received from participants in our employee equity plans, and $0.1 million of proceeds received from the exercise of common stock options.

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We had cash, cash equivalents and marketable securities of $267.6 million and $333.7 million as of March 31, 2024 and December 31, 2023, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, and U.S. agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $45.6 million as of March 31, 2024, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of March 31, 2024 would decrease the fair value of such investments by $4.6 million. We intend to manage equity risk going forward by continuously evaluating market conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our interim condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of March 31, 2024, had an accumulated deficit of $617.6 million. For the three months ended March 31, 2024 and the year ended December 31, 2023, our net loss was $58.2 million and $106.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our clinical-stage product candidates and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of March 31, 2024, we had $267.6 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

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

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, luvelta, and STRO-004. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. In addition, although we believe that our REFRαME-O1 Phase 2/3 pivotal trial of luvelta for the treatment of women with platinum resistant ovarian cancer will provide a sufficient dataset to support submission of a BLA to the FDA or equivalent to regulatory agencies, we cannot assure you that the FDA will agree with our conclusions or require data prior to approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The success of luvelta, STRO-004 and our other future proprietary product candidates will depend on many factors, including the following:

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, commercial and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, such as health epidemics and pandemics, global instability and geopolitical conflicts within regions where our clinical trials are conducted. For example, we have opened a clinical trial site in Israel, which may face enrollment, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical study drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. In addition, we rely on third party vendors, contractors and consultants to provide services in connection with our clinical trials. If these third parties do not perform their services in a timely or workmanlike manner, our clinical studies may be delayed. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

Our existing collaborations with Astellas, Ipsen, Merck, Vaxcyte and Tasly are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, fail to fulfill their contract obligations, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

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

Manufacturing is a vital component of our business strategy. To ensure timely and consistent product supply, we currently use a hybrid product supply approach wherein certain elements of our product candidates are manufactured internally at our manufacturing facilities in San Carlos, California, and other elements, including raw and intermediate materials, are manufactured at qualified third-party CMOs. Since our own manufacturing facilities may be limited or unable to manufacture certain of our preclinical and clinical trial product materials and supplies, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborator’s needs. For example, we have entered into a manufacturing agreement with EMD Millipore Corporation to perform conjugation of the applicable linker-warhead with the antibody component of our luvelta product candidate. We have also entered into agreements with Capua Bioservices, S.p.A. and with AGC Biologics GmbH for the manufacture of certain reagents used in the manufacture of our products with our XpressCF® and XpressCF+® platforms. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Further, while efforts are made to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or epidemics, pandemics, or contagious diseases or failures or delays in our manufacturing supply chain. For example, restrictions on travel imposed by governments, including China, or restrictions on person-in-plant permissions imposed by our contract manufacturers may limit the ability of our subject matter experts to visit our manufacturers and assist with technology transfers. Further, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we or our contract manufacturers were to encounter interruptions from any of these events or other unforeseen events, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

As of March 31, 2024, we had 300 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trial in 2018. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor social media communications, there is risk that the unauthorized use of social media by our employees to communicate about our products or business, or any inadvertent disclosure of material, nonpublic information through these means, may result in violations of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact on our business, financial condition, results of operations and prospects. Our employees could also inappropriately utilize artificial intelligence, or AI, in connection with their social media communications, introducing another potential source of reputational damage or other potential legal or financial exposure.

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

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change” which is generally defined as a greater than 50% change, by value, in our equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Based on Section 382 studies performed for certain prior periods, we experienced an ownership change on November 20, 2019 and December 31, 2022, which imposed limitations on the use of our net operating losses arising before that date. In addition, we may have experienced other ownership changes in the past and may also experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Our investment in Vaxcyte is subject to risk

As of March 31, 2024, we held Vaxcyte common stock with a fair value of $45.6 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of health pandemics, regional geopolitical conflicts, changes in interest rates, inflation, potential uncertainty with respect to the debt ceiling and potential government shutdowns related thereto. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

Because the antibody-based therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are further aware of an issued patent, expected to expire in 2034, relating to certain conjugates comprising a genus of hemiasterlin derivatives that may be potentially relevant to products incorporating our hemiasterlin-derived linker-warhead. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for luvelta, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of any or all of luvelta, STRO-004 or any other product candidate. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Recently, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which allows, among other things, HHS to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source small molecule therapeutics) can qualify for negotiations, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products begin in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products begin in 2026 with the negotiated price taking effect in 2028. HHS will announce the negotiated maximum fair price by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. The IRA also penalizes drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and our product candidates.

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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets, and the global economy has continued to be impacted by changes in interest rates, rising inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto. Further, the capital and credit markets may be adversely affected by rising regional geopolitical tensions, and global sanctions imposed in response thereto. Our business and operations may be impacted by the current political instability and military hostilities in multiple geographies including Ukraine, the Middle East and the tensions between China and Taiwan. Moreover, a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We became a “smaller reporting company” as of December 31, 2022. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures in 2023. As a smaller reporting company and a “non-accelerated filer”, we still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1†˄	Exclusive License Agreement between the Registrant and Ipsen Pharma SAS.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: May 13, 2024	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: May 13, 2024	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer