Form 10-Q
period 2024-06-30
SUTRO BIOPHARMA, INC.
filed 2024-08-13
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 81,963,659 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$90,788	$69,268
Marketable securities	284,780	264,413
Investment in equity securities	50,424	41,937
Accounts receivable	6,950	36,078
Prepaid expenses and other current assets	10,533	9,846
Total current assets	443,475	421,542
Property and equipment, net	19,414	21,940
Operating lease right-of-use assets	20,333	22,815
Other non-current assets	4,964	3,567
Restricted cash	857	872
Total assets	$489,043	$470,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,086	$9,440
Accrued compensation	9,940	14,686
Deferred revenue - current	73,964	20,666
Operating lease liability - current	6,933	6,420
Debt - current	-	4,061
Accrued expenses and other current liabilities	33,062	38,473
Total current liabilities	129,985	93,746
Deferred revenue - non-current	21,690	53,379
Operating lease liability - non-current	19,593	23,154
Deferred royalty obligation related to the sale of future royalties	163,905	149,114
Other non-current liabilities	1,694	1,694
Total liabilities	336,867	321,087
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 81,861,584 and 61,009,829 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	82	61
Additional paid-in-capital	817,896	708,975
Accumulated other comprehensive (loss) income	(163)	21
Accumulated deficit	(665,639)	(559,408)
Total stockholders’ equity	152,176	149,649
Total Liabilities and Stockholders’ Equity	$489,043	$470,736

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$25,706	$10,412	$38,714	$23,086
Operating expenses
Research and development	62,020	41,592	118,898	80,991
General and administrative	12,371	14,999	25,092	30,511
Total operating expenses	74,391	56,591	143,990	111,502
Loss from operations	(48,685)	(46,179)	(105,276)	(88,416)
Interest income	4,911	2,842	9,007	5,402
Unrealized gain on equity securities	4,808	8,321	8,487	1,329
Non-cash interest expense related to the sale of future royalties	(7,286)	(442)	(14,470)	(442)
Interest and other income (expense), net	(1,758)	(2,915)	(3,971)	(5,901)
Loss before provision for income taxes	(48,010)	(38,373)	(106,223)	(88,028)
Provision for income taxes	8	151	8	546
Net loss	$(48,018)	$(38,524)	$(106,231)	$(88,574)
Net loss per share, basic and diluted	$(0.59)	$(0.64)	$(1.49)	$(1.49)
Weighted-average shares used in computing basic and diluted net loss per share	81,224,628	60,339,475	71,341,211	59,535,918

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(48,018)	$(38,524)	$(106,231)	$(88,574)
Other comprehensive (loss) income:
Net unrealized (loss) income on available-for-sale securities	(50)	123	(184)	634
Comprehensive loss	$(48,068)	$(38,401)	$(106,415)	$(87,940)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	61,009,829	$61	$708,975	$21	$(559,408)	$149,649
Exercise of common stock options	23,748	—	117	—	—	117
Issuance of common stock under Employee Stock Purchase Plan	284,362	—	911	—	—	911
Vesting of restricted stock units	1,215,729	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(77,122)	—	(374)	—	—	(374)
Stock-based compensation expense	—	—	6,068	—	—	6,068
Net unrealized loss on available-for-sale securities	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	(58,213)	(58,213)
Balances at March 31, 2024	62,456,546	$62	$715,696	$(113)	$(617,621)	$98,024
Vesting of restricted stock units	107,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(8,474)	—	(37)	—	—	(37)
Stock-based compensation expense	—	—	6,159	—	—	6,159
Issuance of common stock in connection with the underwritten offering, net of issuance costs of $3,474	14,478,764	15	71,512	—	—	71,527
Issuance of common stock to Ipsen Biopharmaceuticals, Inc. (USA) under the Ipsen Investment Agreement	4,827,373	5	24,566			24,571
Net unrealized loss on available-for-sale securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(48,018)	(48,018)
Balances at June 30, 2024	81,861,584	$82	$817,896	$(163)	$(665,639)	$152,176

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	57,499,541	$58	$670,223	$(618)	$(452,615)	$217,048
Exercise of common stock options	53,060	—	314	—	—	314
Issuance of common stock under Employee Stock Purchase Plan	239,060	—	1,097	—	—	1,097
Vesting of restricted stock units	801,769	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(73,003)	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	6,021	—	—	6,021
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $308	1,641,374	2	10,921	—	—	10,923
Net unrealized income on available-for-sale securities	—	—	—	511	—	511
Net loss	—	—	—	—	(50,050)	(50,050)
Balances at March 31, 2023	60,161,801	$60	$688,125	$(107)	$(502,665)	$185,413
Vesting of restricted stock units	94,500	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(1,296)	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	6,661	—	—	6,661
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $151	216,036	—	1,048	—	—	1,048
Net unrealized income on available-for-sale securities	—	—	—	123	—	123
Net loss	—	—	—	—	(38,524)	(38,524)
Balances at June 30, 2023	60,471,041	$60	$695,828	$16	$(541,189)	$154,715

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net loss	$(106,231)	$(88,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,551	3,346
Accretion of discount on marketable securities	(5,483)	(3,628)
Stock-based compensation	12,227	12,682
Non-cash lease expenses	2,482	1,305
Unrealized gain on equity securities	(8,487)	(1,329)
Non-cash interest expense on deferred royalty obligation	14,470	442
Other	430	106
Changes in operating assets and liabilities:
Accounts receivable	29,128	(2,877)
Prepaid expenses and other assets	(2,084)	(90)
Accounts payable	(3,292)	(659)
Accrued compensation	(4,746)	(3,633)
Accrued expenses and other liabilities	(5,383)	1,150
Deferred revenue	21,180	(8,728)
Change in operating lease liability	(3,048)	(1,699)
Net cash used in operating activities	(55,286)	(92,186)
Investing activities
Purchases of marketable securities	(292,332)	(141,361)
Maturities of marketable securities	265,313	268,460
Sales of marketable securities	11,951	9,055
Purchases of equipment and leasehold improvements	(1,202)	(2,546)
Net cash (used in) provided by investing activities	(16,270)	133,608
Financing activities
Proceeds from sales of common stock, net of issuance costs	71,527	11,971
Proceeds from sales of common stock to Ipsen Biopharmaceuticals, Inc. (USA)	25,000	-
Payment of debt	(4,083)	(6,250)
Proceeds from the sale of future royalties, net of issuance costs	-	139,744
Proceeds from exercise of common stock options	117	314
Taxes paid related to net shares settlement of restricted stock units	(411)	(457)
Proceeds from employee stock purchase plan	911	1,097
Net cash provided by financing activities	93,061	146,419
Net increase in cash, cash equivalents and restricted cash	21,505	187,841
Cash, cash equivalents and restricted cash at beginning of period	70,140	48,126
Cash, cash equivalents and restricted cash at end of period	$91,645	$235,967
Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$722
Income tax paid	$15,164	$-
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$123	$141
Financing component associated with program fees	$3,918	$5,075
Issuance costs related to deferred royalty obligation in accrued expenses	$-	$3,536
Premium on common stock issued to Ipsen Biopharma, Inc. (USA)	$429	$-

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2024, there was an accumulated deficit of $665.6 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of June 30, 2024, the Company had unrestricted cash, cash equivalents, and marketable securities of $375.6 million and equity securities of $50.4 million, consisting solely of common stock of Vaxcyte, which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, marketable securities and investments in equity securities as of June 30, 2024, will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its condensed financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.

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

	June 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$90,788	$235,095
Restricted cash	857	872
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$91,645	$235,967

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of June 30, 2024, and is based on our current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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

For arrangements that include multiple performance obligations, the Company allocates the transaction price to the identified performance obligations based on the standalone selling price ("SSP"), of each distinct performance obligation. In instances where SSP is not directly observable, the Company develops assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. These key assumptions may include full-time equivalent ("FTE"), personnel effort, estimated costs, discount rates and probabilities of clinical development and regulatory success.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$43,592	$43,592	$-	$-
Commercial paper	37,830	-	37,830	-
Corporate debt securities	86,275	-	86,275	-
Equity securities	50,424	50,424	-	-
Asset-backed securities	65,597	-	65,597	-
U.S. government securities	128,306	128,306	-	-
Total	$412,024	$222,322	$189,702	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$56,397	$56,397	$-	$-
Commercial paper	82,152	-	82,152	-
Corporate debt securities	61,894	-	61,894	-
Equity securities	41,937	41,937	-	-
Asset-backed securities	10,505	-	10,505	-
U.S. government securities	113,652	113,652	-	-
U.S. agency securities	4,961	-	4,961	-
Total	$371,498	$211,986	$159,512	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of June 30, 2024 and December 31, 2023, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

Investments in Equity Securities

As of June 30, 2024 and December 31, 2023, the Company held 667,780 shares of Vaxcyte common stock with an estimated fair value of $50.4 million and $41.9 million, respectively. The Company recognized an unrealized gain of $4.8 million and $8.3 million for the three months ended June 30, 2024, and 2023, respectively, and an unrealized gain of $8.5 million and $1.3 million for the six months ended June 30, 2024, and 2023, respectively.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	June 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$43,592	$-	$-	$43,592
Commercial paper	37,857	-	(27)	37,830
Corporate debt securities	86,300	4	(29)	86,275
Asset-based securities	65,650	-	(53)	65,597
U.S. government securities	128,364	2	(60)	128,306
Total	361,763	6	(169)	361,600
Less amounts classified as cash equivalents	(76,827)	-	7	(76,820)
Total marketable securities	$284,936	$6	$(162)	$284,780

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$56,397	$-	$-	$56,397
Commercial paper	82,179	1	(28)	82,152
Corporate debt securities	61,887	12	(5)	61,894
Asset-based securities	10,505	-	–	10,505
U.S. government securities	113,612	40	–	113,652
U.S. agency securities	4,960	1	–	4,961
Total	329,540	54	(33)	329,561
Less amounts classified as cash equivalents	(65,144)	(4)	-	(65,148)
Total marketable securities	$264,396	$50	$(33)	$264,413

No marketable securities had maturities of more than one year as of June 30, 2024 and December 31, 2023.

There were $287.6 million and $110.9 million of investments in an unrealized loss position of $0.2 million and $33,000 as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024, and 2023, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after June 30, 2024, and 2023, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of June 30, 2024. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current and non-current marketable securities as of June 30, 2024 and December 31, 2023 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of June 30, 2024 and December 31, 2023.

In accordance with the collaboration, license and supply agreements, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Merck Sharp & Dohme Corporation (“Merck”)	$8	$140	$14	$2,693
Astellas Pharma Inc. (“Astellas”)	24,752	7,333	36,137	13,605
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	5	-	975	-
Vaxcyte, Inc. ("Vaxcyte")	846	703	1,493	1,378
Ipsen Pharma SAS (“Ipsen”)	95	-	95	-
Bristol Myers Squibb Company (“BMS”)	-	2,236	-	5,402
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	-	-	8
Total revenue	$25,706	$10,412	$38,714	$23,086

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the six months ended June 30, 2024:

Six Months Ended
June 30, 2024
(in thousands)
Deferred revenue—December 31, 2023	$74,045
Additions to deferred revenue	50,429
Recognition of revenue in current period	(28,820)
Deferred revenue—June 30, 2024	$95,654

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $74.0 million of the deferred revenue over the next twelve months.

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

As of both June 30, 2024 and December 31, 2023, there was no deferred revenue under the 2018 Merck Agreement and 2021 Amendment.

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

As of both June 30, 2024 and December 31, 2023, there was no deferred revenue under the 2020 Merck Master Services Agreement.

Revenues under the 2018 Merck Agreement and the 2020 Merck Master Services Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development services	$-	$79	$6	$204
Materials supply	8	61	8	2,489
Total revenue	$8	$140	$14	$2,693

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

Pursuant to the Astellas Agreement, the Company received from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million during the year ended December 31, 2022. Under ASC 808 and ASC 606, the Company determined that both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the development program, and identified four performance obligations under the Astellas Agreement as: (1) performance of services related to the first target program; (2) performance of services related to the second target program; (3) performance of services related to the third target program; and (4) the Company’s estimated future services on the collaboration JSC. The transaction price of $90.0 million was allocated among the performance obligations using the Company’s best estimate of the standalone selling price, or SSP, for each of the associated performance obligations. Revenue allocated to the three target programs, which totaled $89.1 million, is being recognized on a proportional performance basis, using FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of four years for each target program. For the JSC performance obligation, revenue allocated to such performance obligation was $0.9 million, and is being recognized on a proportional performance basis using FTE cost as the basis of measurement, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the Astellas Agreement.

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $24.8 million as of June 30, 2024, on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the target programs.

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

In June 2024, Astellas notified the Company that it would not be nominating a third target program. This decision was based on Astellas' strategic portfolio considerations. Pursuant to ASC 606, Astellas' decision to not elect a third target program is a change in the scope of the original contract and thus represents a contract modification. At the date of the modification, the Company determined that the remaining research and development activities related to the first target program and the second target program to be undertaken by the Company after the notice of termination were not distinct from the related activities performed on each target prior to the modification. Accordingly, after re-allocation of the updated transaction price, the Company updated the cost-based input measure of progress for the remaining performance obligations and recorded a cumulative catch-up adjustment to revenue of $17.8 million on the modification date relating to the ongoing unsatisfied performance obligations. For the JSC performance obligation, as the remaining services were determined to be distinct from those already provided, the Company determined that the contract modification should be treated as a termination of the existing contract and the creation of a new contract, to be accounted for prospectively.

Revenues under the Astellas Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$21,590	$3,239	$28,820	$5,811
Research and development services	1,381	1,562	3,004	2,719
Financing component on unearned revenue	1,758	2,532	3,918	5,075
Materials supply	23	-	395	-
Total revenue	$24,752	$7,333	$36,137	$13,605

As of June 30, 2024 and December 31, 2023, there was $40.2 million and $69.0 million of deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the three and six months ended June 30, 2024, and 2023, the Company did not recognize any material reduction of research and development expenses under the Tasly License Agreement.

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

During 2023, the Company also recorded a $5.0 million contingent payment, received by the Company from Tasly related to the first patient dosed in the Company’s REFRaME-O1 trial for luvelta, as deferred revenue, net of withholding tax of $0.5 million. The REFRaME-O1 study consists of two parts, Part I being the dose-finding portion and Part II being the portion of the study that will focus on the selected dose from Part I, and is intended to generate data to enable the potential registration of luvelta. Although it currently intends to conduct the REFRaME-O1 study to completion, the Company has the sole discretion to terminate the REFRaME-O1 study at any time. Given the above, the contingent payment received by the Company was considered constrained for accounting purposes during the three and six months ended June 30, 2024, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. The withholding tax was recorded by the Company as a tax charge related to the received contingent payment.

2023 Tasly Supply Agreement

In June 2023, the Company entered into a Master Development and Clinical Supply Agreement (the “2023 Tasly Supply Agreement”) with Tasly, wherein Tasly requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

Revenues under the Tasly agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development services	$5	$–	$38	$–
Materials supply	-	–	937	–
Total revenue	$5	$–	$975	$–

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of June 30, 2024 and December 31, 2023, there was $8.3 million and $6.9 million, respectively, in such accruals related to the Vaxcyte Supply Agreement.

For the three and six months ended June 30, 2024, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $2.6 million and $4.2 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

For the three and six months ended June 30, 2023, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $0.9 million and $2.8 million, respectively.

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

In November 2023 (the "Exercise Date"), Vaxcyte exercised the Option by submitting written notice thereof to the Company and concurrently paid the Company $50.0 million in cash as the first of two installment payments for the Option exercise price. In May 2024, Vaxcyte paid the Company an additional $25.0 million in cash as the second of two installment payments for the Option exercise price under the Vaxcyte Agreement.

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of June 30, 2024.

Revenues under the Vaxcyte agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development services	$650	$567	$1,297	$1,071
Materials supply	196	136	196	307
Total revenue	$846	$703	$1,493	$1,378

Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte products, including VAX-24 and VAX-31.

Ipsen Agreements

In March 2024, the Company and Ipsen Pharma SAS (“Ipsen”) entered into an Exclusive License Agreement (the “Ipsen License Agreement”) pursuant to which the Company licensed to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003.

In consideration for the rights and licenses granted by the Company to Ipsen in the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $50.0 million in April 2024 and (ii) Ipsen Biopharmaceuticals, Inc. (USA) (“Ipsen USA”), a fully-owned Affiliate of Ipsen, purchased 4,827,373 shares of the Company’s common stock for $25.0 million, at a price of approximately $5.18 per share, in accordance with the terms set forth in a certain investment agreement by and between the Company and Ipsen USA dated March 29, 2024 (the “Ipsen Investment Agreement”, and, together with the Ipsen License Agreement, the “Ipsen Agreements”). The fair market value of the common stock issued to Ipsen USA in April 2024 was $24.6 million, based on the stock price on the date of issuance, resulting in a $0.4 million premium on the Ipsen Investment Agreement.

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

The Company concluded that the Ipsen License Agreement contains three promised goods and services consisting of the STRO-003 license, technology transfer, and IND-enabling activities. The Company concluded that these promised goods and services are not distinct from each other, and all play an integral role in allowing Ipsen to file an IND and begin its development of STRO-003. As such, the STRO-003 license, technology transfer, and IND-enabling activities are accounted for as one single performance obligation.

The Ipsen License Agreement and the Ipsen Investment Agreement are being accounted for as one arrangement because they were entered into at or near the same time and negotiated in contemplation of one another. The Company determined that the total transaction price of the Ipsen License Agreement was $50.4 million, comprised of the one-time, nonrefundable, non-creditable upfront payment of $50.0 million paid by Ipsen under the Ipsen License Agreement, and a $0.4 million premium from the Ipsen Investment Agreement.

Revenue for the performance obligation will be recognized at a point in time when the Company has completed all its deliverables, i.e., STRO-003 license, technology transfer, and IND-enabling activities, at which time Ipsen would have what it needs from the Company to file an IND for STRO-003.

Revenues under the Ipsen License Agreement were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development services	$18	$–	$18	$–
Materials supply	77	–	77	–
Total revenue	$95	$–	$95	$–

As of June 30, 2024, there was $50.4 million of deferred revenue related to the Ipsen Agreements.

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$1,984	$1,538	$3,968	$3,076
Short-term lease cost	38	19	91	43
Variable lease cost	853	441	1,447	851
Total lease costs	$2,875	$1,998	$5,506	$3,970

During the three and six months ended June 30, 2024 and 2023, the Company recorded operating lease expense of $2.0 million and $4.0 million, respectively. As of June 30, 2024, the Company paid $4.5 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

During the three and six months ended June 30, 2023, the Company recorded operating lease expense of $1.5 million and $3.1 million, respectively. As of June 30, 2023, the Company paid $3.5 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 3.3 years and 3.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2024	$4,684
2025	9,533
2026	8,994
2027	8,289
Total lease payments	31,500
Less: imputed interest	(4,974)
Operating lease liabilities	26,526
Less: current portion	(6,933)
Total lease liabilities, non-current	$19,593

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$8,342	$6,933
CMO-related accrual	12,260	8,195
Clinical trials-related accrual	8,868	4,283
Tax and related expenses	11	15,165
Other	3,581	3,897
Total accrued expenses and other current liabilities	$33,062	$38,473

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than our original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of June 30, 2024, the effective interest rate used by the Company to amortize the liability is 18.4%.

During the three and six months ended June 30, 2024, the Company recognized approximately $7.3 million and $14.5 million, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. During the three and six months ended June 30, 2023, the Company recognized approximately $0.4 million of non-cash interest expense on the deferred royalty obligation. As of June 30, 2024, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the six months ended June 30, 2024:

June 30, 2024
(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$149,114
Non-cash interest expense associated with the sale of future Vaxcyte royalties	14,470
Amortization of issuance costs	321
Liability related to the sale of future Vaxcyte royalties - ending balance	$163,905

9. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	June 30,	December 31,
	2024	2023
Common stock options issued and outstanding	8,779,966	7,905,032
Common stock awards issued and outstanding	6,050,784	5,244,873
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,844,438	1,777,919
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	1,495,303	914,911
Warrants to purchase common stock	127,616	127,616
Total	18,298,107	15,970,351

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the Company had a total of 1,844,438 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2023	7,905,032	$11.24
Granted	1,284,250	4.36
Exercised	(23,748)	4.91
Canceled and forfeited	(385,568)	10.45
Stock options outstanding at June 30, 2024	8,779,966	10.28
Stock options exercisable at June 30, 2024	6,078,851	$12.09

Restricted Stock Units

The RSUs vest annually, and generally, will become fully vested over four years. A summary of the status and activity of non-vested RSUs during the six months ended June 30, 2024 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2023	5,244,873	$8.31
Granted	2,437,530	4.49
Vested and released	(1,323,104)	9.76
Canceled and forfeited	(308,515)	8.53
Non-vested June 30, 2024	6,050,784	$6.44

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

At the Company’s annual stockholder meeting in June 2024, the Company amended the ESPP (the “Amended ESPP”) to increase the overall limit on the number of shares that may be issued under the Amended ESPP throughout its ten-year term from 2,300,000 shares to 3,050,0000 shares of the Company’s common stock.

As of June 30, 2024, 1,554,697 shares had been purchased and 1,495,303 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development expense:	$3,072	$3,127	$6,246	$5,948
General and administrative expense:	3,087	3,534	5,981	6,734
Total	$6,159	$6,661	$12,227	$12,682

As of June 30, 2024, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $10.9 million and $31.9 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.1 years and 2.5 years, respectively. As of June 30, 2024, there was $0.3 million of unrecognized stock-based compensation expense related to the ESPP.

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

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(48,018)	$(38,524)	$(106,231)	$(88,574)
Denominator:
Shares used in computing net loss per share	81,224,628	60,339,475	71,341,211	59,535,918
Net loss per share, basic and diluted	$(0.59)	$(0.64)	$(1.49)	$(1.49)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the period ended June 30, 2024, and 2023, because including them would have been antidilutive:

	As of June 30,
	2024	2023
Common stock options issued and outstanding	8,779,966	8,351,659
Restricted stock units issued and outstanding	6,050,784	5,212,174
Warrants to purchase common stock	127,616	127,616
Shares to be issued under employee stock purchase plan	300,818	203,206
Total	15,259,184	13,894,655

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

We also opened for enrollment a Phase 1 trial to assess the combination of luvelta and bevacizumab for treatment of ovarian cancer in December 2021 and presented initial preliminary results of this study in January 2024. Safety signals from this study were generally consistent with those previously reported and the combination treatment with luvelta and bevacizumab demonstrated clinical activity in treated patients regardless of their FolRα expression status. We expect to present updated results from the initial cohort of the bevacizumab combination study at 2024 ESMO Congress in September 2024. In addition, we are enrolling patients in the expansion phase of the bevacizumab combination Phase 1b study and expect to present initial data from this trial in in the first half of 2025.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with Merck, Astellas, Vaxcyte, Ipsen, BMS, EMD Serono, BioNova, and Tasly, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public and other offerings of common stock, sales of our common stock through our At-the-Market Facility (“ATM Facility”) pursuant to our Open Market Sales AgreementSM dated April 2, 2021 (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), debt financing, and the royalty monetization agreement with Blackstone.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $105.3 million and a net loss of $106.2 million for the six months ended June 30, 2024, which net loss included the non-operating, unrealized gain of $8.5 million related to our holdings of Vaxcyte common stock. We had a loss from operations of $88.4 million and a net loss of $88.6 million for the six months ended June 30, 2023, which net loss included the non-operating, unrealized gain of $1.3 million related to our holdings of Vaxcyte common stock. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of June 30, 2024, we had an accumulated deficit of $665.6 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. Our operating expenses would significantly increase due to continued activities to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. Current capital market conditions provide a challenging financing environment. In this context, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck, Astellas, Vaxcyte, Tasly, and Ipsen, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$10,145	$8,465	$20,351	$17,434
Process and product development	6,234	5,189	12,533	10,217
Manufacturing	11,778	10,555	24,142	22,730
Clinical development	3,940	3,085	7,673	6,018
Total internal costs	32,097	27,294	64,699	56,399
External Program Costs:
Research and drug discovery	959	532	1,500	844
Process and product development	448	926	786	1,430
Manufacturing	16,420	5,609	32,030	10,320
Clinical development	12,096	7,231	19,883	11,998
Total external program costs	29,923	14,298	54,199	24,592
Total research and development expenses	$62,020	$41,592	$118,898	$80,991

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

Comparison of the Three Months Ended June 30, 2024, and 2023

	Three Months Ended
	June 30,
	2024	2023	Change	Change (%)
	(in thousands)
Revenue	$25,706	$10,412	$15,294	147%
Operating expenses
Research and development	62,020	41,592	20,428	49%
General and administrative	12,371	14,999	(2,628)	(18)%
Total operating expenses	74,391	56,591	17,800	31%
Loss from operations	(48,685)	(46,179)	(2,506)	5%
Interest income	4,911	2,842	2,069	73%
Unrealized gain on equity securities	4,808	8,321	(3,513)	(42)%
Non-cash interest expense related to the sale of future royalties	(7,286)	(442)	(6,844)	1,548%
Interest and other income (expense), net	(1,758)	(2,915)	1,157	(40)%
Loss before provision for income taxes	(48,010)	(38,373)	(9,637)	25%
Provision for income taxes	8	151	(143)	(95)%
Net loss	$(48,018)	$(38,524)	$(9,494)	25%

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	June 30,
	2024	2023	Change	Change (%)
	(in thousands)
Merck Sharp & Dohme Corporation (“Merck”)	$8	$140	$(132)	(94)%
Astellas Pharma Inc. (“Astellas”)	24,752	7,333	17,419	238%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	5	-	5	*
Vaxcyte, Inc. ("Vaxcyte")	846	703	143	20%
Ipsen Pharma SAS (“Ipsen”)	95	-	95	*
Bristol Myers Squibb Company (“BMS”)	-	2,236	(2,236)	(100)%
Total revenue	$25,706	$10,412	$15,294	147%

*Percentage not meaningful

Total revenue increased by $15.3 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This was primarily due to a $17.4 million increase from Astellas, of which $18.4 million was from the ongoing performance related to partially unsatisfied performance obligations, and included a cumulative catch-up adjustment of $17.8 million on the contract modification date from Astellas' decision not to nominate a third target program under the Astellas Agreement, which was partially offset by decreases of $0.8 million from the financing component related to the Astellas Agreement and $0.2 million from research and development services and materials supply. Additionally, there was a $0.1 million increase in Vaxcyte revenue, primarily due to an increase in research and development services and materials supply, and a $0.1 million in Ipsen revenue from research and development services and materials supply, which commenced in the second quarter of 2024. These increases were partially offset by a $2.2 million decrease in BMS revenue due to its decision to end clinical development of CC-99712 in 2023, and a $0.1 million decrease in Merck revenue, primarily due to a decrease in research and development services and materials supply.

Research and Development Expense

Research and development expense increased by $20.4 million, or 49%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The overall increase was due primarily to increases of $11.6 million in outside services mainly due to increased CMO-related activities, $4.0 million in preclinical research and clinical development expenses, $3.2 million in facilities expenses and IT-related expenses, $1.2 million in personnel related expenses due to higher headcount, and $0.8 million in equipment and office-related expenses, partially offset by a decrease of $0.4 million in laboratory supplies.

General and Administrative Expense

General and administrative expense decreased by $2.6 million, or 18%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The overall decrease was due primarily to decreases of $2.6 million in IT-related expenses and $0.8 million in personnel related expenses, partially offset by increases of $0.3 million in outside services, $0.3 million in allocated facilities-related expenses, and $0.2 million in equipment and office-related expenses.

Interest Income

Interest income increased by $2.1 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due primarily to higher average investment balances and higher average rates of return in 2024.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $4.8 million during the three months ended June 30, 2024, as compared to $8.3 million for the three months ended June 30, 2023. The unrealized gain on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $6.8 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $1.1 million during the three months ended June 30, 2024, as compared to the three months ended June, 2023, primarily due to decreases of $0.8 million from the financing component related to the Astellas Agreement and $0.3 million in interest incurred on our loan which was fully paid in March 2024.

Comparison of the Six Months Ended June 30, 2024, and 2023

	Six Months Ended
	June 30,
	2024	2023	Change	Change (%)
	(in thousands)
Revenues	$38,714	$23,086	$15,628	68%
Operating expenses
Research and development	118,898	80,991	37,907	47%
General administrative	25,092	30,511	(5,419)	(18)%
Total operating expenses	143,990	111,502	32,488	29%
Loss from operations	(105,276)	(88,416)	(16,860)	19%
Interest income	9,007	5,402	3,605	67%
Unrealized gain on equity securities	8,487	1,329	7,158	539%
Non-cash interest expense related to the sale of future royalties	(14,470)	(442)	(14,028)	3,174%
Interest and other income (expense), net	(3,971)	(5,901)	1,930	(33)%
Loss before provision for income taxes	(106,223)	(88,028)	(18,195)	21%
Provision for income taxes	8	546	(538)	(99)%
Net loss	$(106,231)	$(88,574)	$(17,657)	20%

Revenue

We have recognized revenue as follows during the indicated periods:

	Six Months Ended
	June 30,
	2024	2023	Change	Change (%)
	(in thousands)
Merck Sharp & Dohme Corporation (“Merck”)	$14	$2,693	$(2,679)	(99)%
Astellas Pharma Inc. (“Astellas”)	36,137	13,605	22,532	166%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	975	–	975	*
Vaxcyte, Inc. ("Vaxcyte")	1,493	1,378	115	8%
Ipsen Pharma SAS (“Ipsen”)	95	–	95	*
Bristol Myers Squibb Company (“BMS”)	–	5,402	(5,402)	(100)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	–	8	(8)	(100)%
Total revenue	$38,714	$23,086	$15,628	68%

*Percentage not meaningful

Total revenue increased by $15.6 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This was primarily due to a $22.5 million increase from Astellas, of which $23.0 million was from the ongoing performance related to partially unsatisfied performance obligations, and included a cumulative catch-up adjustment of $17.8 million on the contract modification date from Astellas' decision not to nominate a third target program under the Astellas Agreement, $0.4 million from materials supply, and $0.3 million from research and development services, which were partially offset by a decrease of $1.2 million from the financing component related to the Astellas Agreement. Additionally, there was a $1.0 million increase in Tasly revenue, primarily due to an increase in clinical product supply under the 2023 Tasly Supply Agreement, a $0.1 million increase in Vaxcyte revenue, primarily due to an increase in research and development services and materials supply, and a $0.1 million in Ipsen revenue from research and development services and materials supply, which commenced in the second quarter of 2024. These increases were partially offset by a $5.4 million combined decrease in BMS and EMD Serono revenue due to their decisions to end clinical development of CC-99712 and M1231, respectively, in 2023, and a $2.7 million decrease in Merck revenue, primarily due to a $2.5 million decrease in manufacturing activities supporting clinical trial supply and a $0.2 million decrease in research and development services and materials supply.

Research and Development Expense

Research and development expense increased by $37.9 million, or 47%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The overall increase was due primarily to increases of $23.4 million in outside services mainly due to increased CMO-related activities, $6.2 million in preclinical research and clinical development expenses, $5.8 million in facilities expenses and IT-related expenses, $3.0 million in personnel related expenses due to higher headcount, and $1.7 million in equipment and office-related expenses, partially offset by a decrease of $2.2 million in laboratory supplies.

General and Administrative Expense

General and administrative expense decreased by $5.4 million, or 18%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The overall decrease was due primarily to decreases of $5.1 million in IT-related expenses and $1.9 million in personnel related expenses, partially offset by increases of $0.8 million in outside services, $0.4 million in equipment and office-related expenses, and $0.4 million in allocated facilities-related expenses.

Interest Income

Interest income increased by $3.6 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due primarily to higher average investment balances and higher average rates of return in 2024.

Unrealized Gain on Equity Securities

Unrealized gain on equity securities was $8.5 million during the six months ended June 30, 2024, as compared to an unrealized gain of $1.3 million for the six months ended June 30, 2023. The unrealized gain on equity securities in each period was entirely due to the remeasurement of the fair value of our investment in Vaxcyte common stock.

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense increased by $14.0 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $1.9 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due primarily to the decreases of $1.2 million from the financing component related to the Astellas Agreement and $0.7 million in interest incurred on our loan which was fully paid in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, and a royalty monetization. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $375.6 million, equity securities of $50.4 million, and an accumulated deficit of $665.6 million.

Ipsen Agreements

In March 2024, we and Ipsen Pharma SAS (“Ipsen”) entered into an Exclusive License Agreement (the “Ipsen License Agreement”) pursuant to which we licensed to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003.

In consideration for the rights and licenses granted by us to Ipsen in the Ipsen License Agreement, Ipsen (i) paid us an upfront license fee in the amount of $50.0 million in April 2024 and (ii) Ipsen Biopharmaceuticals, Inc. (USA) (“Ipsen USA”) purchased 4,827,373 shares of our common stock for $25.0 million, at a price of approximately $5.18 per share, in accordance with the terms set forth in a certain investment agreement by and between us and the Ipsen USA dated March 29, 2024 (the “Ipsen Investment Agreement”, and, together with the Ipsen License Agreement, the “Ipsen Agreements”).

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

Vaxcyte Agreement

In May 2024, Vaxcyte paid us $25.0 million in cash as the second of two installment payments for the Option exercise price under the Vaxcyte Agreement.

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

In September 2020, we entered into a sublease agreement, or the Sublease with Five Prime Therapeutics, Inc., or the Sublessor, for approximately 115,466 square feet, in a building located in South San Francisco, California, or the Premises. We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC, or the Landlord. We commenced using the remaining 29,711 square feet of the Premises, or the Expansion Premises, on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of June 30, 2024 and December 31, 2023.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(55,286)	$(92,186)
Net cash (used in) provided by investing activities	(16,270)	133,608
Net cash provided by financing activities	93,061	146,419
Net increase in cash, cash equivalents and restricted cash	$21,505	$187,841

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 was $55.3 million. Our net loss of $106.2 million included non-cash charges of $14.5 million for non-cash interest expense on our deferred royalty obligation, $12.2 million for stock-based compensation, $8.5 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $5.5 million for the accretion of discount on marketable securities, $3.5 million for depreciation and amortization, and $2.5 million for non-cash lease expense. Cash used in operating activities also reflected a net change in operating assets and liabilities of $31.7 million, due to a decrease of $29.1 million in accounts receivable primarily from receiving $25.0 million from Vaxcyte as the second of two installment payments for the Option exercise price under the Vaxcyte Agreement, and an increase of $21.2 million in deferred revenue primarily due to the upfront payment from Ipsen, partially offset by revenue recognized under the Astellas Agreement, which were partially offset by a decrease of $8.7 million in accounts payable, accrued expenses and other liabilities due to timing of payments, a decrease of $4.7 million in accrued compensation expense primarily due to bonuses paid in 2024 in connection with certain company 2023 goal achievements, a decrease of $3.0 million in our operating lease liability, and an increase of $2.1 million in prepaid expenses and other assets.

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

Cash Flows from Investing Activities

Cash used in investing activities of $16.3 million for the six months ended June 30, 2024 was primarily related to purchases of marketable securities of $292.3 million, and purchases of property and equipment of $1.2 million, principally for laboratory equipment, partially offset by maturities and sales of marketable securities of $277.2 million, .

Cash provided by investing activities of $133.6 million for the six months ended June 30, 2023 was primarily related to maturities and sales of marketable securities of $277.5 million, partially offset by purchases of marketable securities of $141.4 million, and purchases of property and equipment of $2.5 million, principally for laboratory equipment.

Cash Flows from Financing Activities

Cash provided by financing activities of $93.1 million for the six months ended June 30, 2024 was primarily related to $71.5 million of net proceeds from the underwritten offering, $25.0 million of proceeds from Ipsen USA upon the purchase of our common stock under the Ipsen Investment Agreement, $0.9 million of net proceeds received from participants in our employee equity plans, and $0.1 million of proceeds received from the exercise of common stock options, partially offset by debt repayment of $4.1 million and a $0.4 million tax payment related to the net shares settlement of vested restricted stock units.

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

We had cash, cash equivalents and marketable securities of $375.6 million and $333.7 million as of June 30, 2024 and December 31, 2023, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, and U.S. agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant. Additionally, we had equity securities of $50.4 million as of June 30, 2024, consisting solely of common stock of Vaxcyte.

Equity risk is the risk we will incur economic losses due to adverse changes in equity prices. Our potential exposure to changes in equity prices results from our Vaxcyte common stock holdings. Therefore, we are subject to market risk if such holdings materially decrease in value. A hypothetical 10 percent decrease in the market price for our equity investments as of June 30, 2024, would decrease the fair value of such investments by $5.0 million. We intend to manage equity risk going forward by continuously evaluating market conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of June 30, 2024, had an accumulated deficit of $665.6 million. For the six months ended June 30, 2024 and the year ended December 31, 2023, our net loss was $106.2 million and $106.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our clinical-stage product candidates and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of June 30, 2024, we had $375.6 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

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

We have no products on the market and all of our product candidates for cancer therapy are in clinical development. Our most advanced product candidate, luvelta, is being evaluated in REFRαME-O1, a Phase 2/3 pivotal trial for treatment of women with platinum resistant ovarian cancer, as well as non-small cell lung cancer and children with pediatric AML. Additionally, we have programs that are being evaluated by partners in clinical trials and by us in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•
negative or inconclusive results from our, or our licensees’ clinical trials, or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
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

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, luvelta and STRO-004. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. In addition, while the REFRαME-O1 Phase 2/3 pivotal trial of luvelta is designed to support a regulatory approval for the treatment of women with platinum resistant ovarian cancer by the FDA or equivalent regulatory agencies, we cannot assure you that the FDA will agree with our conclusions or require data prior to approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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
•
receiving required regulatory approvals for the development, manufacturing, and commercialization of our product candidates;
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

To date, our clinical stage product candidates have been tested in a relatively limited number of clinical trial patients. We may ultimately discover that our XpressCF® and XpressCF+® platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+® platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® and XpressCF+® platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+® platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. In our clinical trials to date, our product candidates have been generally well tolerated, and the most common treatment-emergent adverse events, or TEAEs, that resulted in a treatment delay or dose reduction was reversible neutropenia and myalgia/arthralgia, which has also been observed as a TEAE. It is possible that, as we test our product candidates in larger, longer and more extensive clinical trials or as the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

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

From time to time, we have publicly disclosed, and in the future will disclose, interim, top-line, or preliminary data from our preclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review and/or maturation of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Therefore, final results from the studies may differ from the top-line results initially reported, and the final results may indicate different conclusions once additional data have been evaluated. As such, top-line data should be viewed with caution until the final data are available. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive data, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the final results differ from the interim, top-line, or preliminary data, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and to commercialize, our product candidates may be harmed, which may negatively affect our business, financial condition, results of operations, and prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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
•
the availability of commercially approved companion diagnostic or assay or biomarker to appropriately identify patients that will benefit from treatment;
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

Since 2014, we have entered into several collaborations to develop and commercialize certain cancer and other therapeutics. Our XpressCF® and XpressCF+® platforms have also supported a spin-out company, now known as Vaxcyte Inc., focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our prior and likely future collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements. With respect to our existing collaboration agreements, and what we expect will be the case with any future collaboration agreements, we have and would expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, each of EMD Serono and BMS elected not to continue the development of their licensed candidates and Astellas decided not to nominate a third program under our collaboration, each such decision was noted as based on strategic portfolio considerations. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

We are aware of several companies that are developing ADCs, cytokine derivatives, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same target as luvelta. For example, Immunogen recently received approval for a folate receptor α targeted ADC, mirvetuximab soravtansine (Elahere®) and was subsequently acquired by Abbvie Inc. In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs; and we anticipate more FolRα-targeting ADCs and other potential FolRα-targeting modalities to be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than folate receptor α for the treatment of the same indications for which we are developing luvelta. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

As of June 30, 2024, we had 304 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trial in 2018. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such future products.

We currently have limited sales, marketing and distribution capabilities or experience. If any of our product candidates are approved, we will need to develop additional sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and support distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance or adoption of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Our investment in Vaxcyte is subject to risk

As of June 30, 2024, we held Vaxcyte common stock with a fair value of $50.4 million. Vaxcyte common stock is publicly traded and therefore subject to the various risk factors associated with any publicly traded company, including risks associated with Vaxcyte’s business, its business outlook, cash flow requirements and financial performance, the state of the market and the general economic climate, including the impact of health pandemics, regional geopolitical conflicts, changes in interest rates, inflation, potential uncertainty with respect to the debt ceiling and potential government shutdowns related thereto. Vaxcyte common stock has been subject to substantial volatility, and the change in fair value of our interests in Vaxcyte will materially impact our reported net income or net loss in our financial statements.

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

Our success depends in part on our, our licensor’s and our collaborators’ ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We, our licensors and collaborators may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we, our licensors and collaborators may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we, our licensors and collaborators will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is also possible that we, our licensors, and our collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. Also, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we, our licensors or collaborators were the first to make the inventions claimed in our patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such patents rights may otherwise become invalid. Composition of matter patents for biological and pharmaceutical therapeutic candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our therapeutic candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our therapeutics for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

The USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and biopharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. While we will endeavor to try to protect our product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time consuming, expensive and sometimes unpredictable.

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

Although some of our employees have experience in conducting and managing clinical trials from prior employment at other companies, we, as a company, have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of the initial clinical trials, depending upon the type, complexity and novelty of the product candidate and the availability of applicable government resources. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs. We may also be affected by ex-US regulatory requirements, given that our trials may be conducted globally; current and unforeseen new EU-specific clinical trial conduct regulations, such as IVDR and GDPR, may delay, or increase the difficulty and expense of conducting, our clinical studies.

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

Moreover, the ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes.

Further, if a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In the United States, in addition to HIPAA, various federal (for example, the Federal Trade Commission) and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security that may conflict or be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than existing federal, international, or other state laws. For example, California, which continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act, took effect in January 2023 and may be subject to additional regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency (“CPPA”). Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the CPPA and California Attorney General, the latter still retaining some CCPA enforcement authority. Following California’s lead, several other states have enacted privacy laws in recent years. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed in Congress.

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

Further, on July 26, 2023, the SEC adopted cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including our board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K.

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

We currently have a limited team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. To commercialize any product candidates after approval, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish a sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. For example, some state and local jurisdictions have licensing and continuing education requirements for pharmaceutical sales representatives, which requires time and financial resources. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Undesirable side effects caused by our product candidates could cause regulatory authorities to interrupt, delay or halt clinical trials and could result in more restrictive labeling or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Given the nature of ADCs, it is likely that there may be side effects associated with their use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Such side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trials or result in potential product liability claims. Any of these occurrences may materially and adversely affect our business, financial condition, results of operations and prospects.

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

In addition, our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Furthermore, our amended and restated bylaws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. While the Supreme Court of the State of Delaware has held that such provisions are facially valid under Delaware law, there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case; application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act of 1933, as amended, or the Securities Act, must be brought in federal court and cannot be brought in state court.

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

Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock. For example, we are party to a Sales Agreement with Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies common stock pursuant to one or more “at the market” offerings. Sales of our common stock under the Sales Agreement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. Any future sales of common stock through our “at the market” offering program will result in dilution and may have a negative impact on the price of our common stock.

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

We became a “smaller reporting company” as of December 31, 2022. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures in 2023. As a smaller reporting company and a “non-accelerated filer”, we still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense. Based on our annual revenue for the 2023 fiscal year, and the market value of our non-affiliated common stock, we expect to be an “accelerated filer” and a smaller reporting company as of December 31, 2024. As such, we will be required to comply with Section 404(b) of the Sarbanes-Oxley Act for our annual report on Form 10-K for the period ended December 31, 2024.

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

As a result of disclosure of information in filings required of a public company, our business and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

In addition, as a result of our disclosure obligations as a public company, we could face pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock has been volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

On April 4, 2024, the Company issued 4,827,373 shares of the Company’s common stock to Ipsen Biopharmaceuticals, Inc. (USA) (“Ipsen USA”), a fully owned Affiliate of Ipsen Pharma SAS (“Ipsen”), pursuant to that certain Investment Agreement between the Company and Ipsen USA (the “Ipsen Investment Agreement”), for $25.0 million, at a price of approximately $5.18 per share, in accordance with the terms set forth in a certain investment agreement by and between the Company and Ipsen USA dated March 29, 2024.

The issuance of shares pursuant to the Ipsen Investment Agreement was made pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1#	Amended 2018 Employee Stock Purchase Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUTRO BIOPHARMA, INC.

Date: August 13, 2024	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: August 13, 2024	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer