Form 10-Q
period 2024-09-30
SUTRO BIOPHARMA, INC.
filed 2024-11-13
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, the registrant had 82,458,725 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$174,579	$69,268
Marketable securities	213,675	264,413
Investment in equity securities	-	41,937
Accounts receivable	6,655	36,078
Prepaid expenses and other current assets	10,870	9,846
Total current assets	405,779	421,542
Property and equipment, net	18,997	21,940
Operating lease right-of-use assets	19,027	22,815
Other non-current assets	7,172	3,567
Restricted cash	857	872
Total assets	$451,832	$470,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,216	$9,440
Accrued compensation	13,177	14,686
Deferred revenue - current	72,560	20,666
Operating lease liability - current	7,203	6,420
Debt - current	-	4,061
Accrued expenses and other current liabilities	32,135	38,473
Total current liabilities	131,291	93,746
Deferred revenue - non-current	17,999	53,379
Operating lease liability - non-current	17,661	23,154
Deferred royalty obligation related to the sale of future royalties	171,967	149,114
Other non-current liabilities	1,694	1,694
Total liabilities	340,612	321,087
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 82,395,350 and 61,009,829 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	82	61
Additional paid-in-capital	825,458	708,975
Accumulated other comprehensive (loss) income	106	21
Accumulated deficit	(714,426)	(559,408)
Total stockholders’ equity	111,220	149,649
Total Liabilities and Stockholders’ Equity	$451,832	$470,736

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$8,520	$16,924	$47,234	$40,010
Operating expenses
Research and development	62,108	45,669	181,006	126,660
General and administrative	14,331	15,269	39,423	45,780
Total operating expenses	76,439	60,938	220,429	172,440
Loss from operations	(67,919)	(44,014)	(173,195)	(132,430)
Interest income	4,875	4,550	13,882	9,952
Unrealized gain on equity securities	-	694	-	2,023
Non-cash interest expense related to the sale of future royalties	(7,910)	(5,936)	(22,380)	(6,378)
Interest and other income (expense), net	22,167	(2,739)	26,683	(8,640)
Loss before provision for income taxes	(48,787)	(47,445)	(155,010)	(135,473)
Provision for income taxes	-	1,839	8	2,385
Net loss	$(48,787)	$(49,284)	$(155,018)	$(137,858)
Net loss per share, basic and diluted	$(0.59)	$(0.81)	$(2.07)	$(2.30)
Weighted-average shares used in computing basic and diluted net loss per share	82,043,671	60,599,025	74,934,737	59,894,181

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(48,787)	$(49,284)	$(155,018)	$(137,858)
Other comprehensive income (loss) :
Net unrealized income (loss) on available-for-sale securities	269	(9)	85	625
Comprehensive loss	$(48,518)	$(49,293)	$(154,933)	$(137,233)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	61,009,829	$61	$708,975	$21	$(559,408)	$149,649
Exercise of common stock options	23,748	—	117	—	—	117
Issuance of common stock under Employee Stock Purchase Plan	284,362	—	911	—	—	911
Vesting of restricted stock units	1,215,729	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(77,122)	—	(374)	—	—	(374)
Stock-based compensation expense	—	—	6,068	—	—	6,068
Net unrealized loss on available-for-sale securities	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	(58,213)	(58,213)
Balances at March 31, 2024	62,456,546	$62	$715,696	$(113)	$(617,621)	$98,024
Vesting of restricted stock units	107,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(8,474)	—	(37)	—	—	(37)
Stock-based compensation expense	—	—	6,159	—	—	6,159
Issuance of common stock in connection with the underwritten offering, net of issuance costs of $3,474	14,478,764	15	71,512	—	—	71,527
Issuance of common stock to Ipsen Biopharmaceuticals, Inc. (USA) under the Ipsen Investment Agreement	4,827,373	5	24,566			24,571
Net unrealized loss on available-for-sale securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(48,018)	(48,018)
Balances at June 30, 2024	81,861,584	$82	$817,896	$(163)	$(665,639)	$152,176
Exercise of common stock options	40,000	—	154	—	—	154
Issuance of common stock under Employee Stock Purchase Plan	281,885	—	937	—	—	937
Vesting of restricted stock units	231,950	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(20,069)	—	(74)	—	—	(74)
Stock-based compensation expense	—	—	6,545	—	—	6,545
Net unrealized income on available-for-sale securities	—	—	—	269	—	269
Net loss	—	—	—	—	(48,787)	(48,787)
Balances at September 30, 2024	82,395,350	$82	$825,458	$106	$(714,426)	$111,220

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	57,499,541	$58	$670,223	$(618)	$(452,615)	$217,048
Exercise of common stock options	53,060	—	314	—	—	314
Issuance of common stock under Employee Stock Purchase Plan	239,060	—	1,097	—	—	1,097
Vesting of restricted stock units	801,769	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(73,003)	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	6,021	—	—	6,021
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $308	1,641,374	2	10,921	—	—	10,923
Net unrealized income on available-for-sale securities	—	—	—	511	—	511
Net loss	—	—	—	—	(50,050)	(50,050)
Balances at March 31, 2023	60,161,801	$60	$688,125	$(107)	$(502,665)	$185,413
Vesting of restricted stock units	94,500	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(1,296)	—	(6)	—	—	(6)
Stock-based compensation expense	—	—	6,661	—	—	6,661
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $151	216,036	—	1,048	—	—	1,048
Net unrealized income on available-for-sale securities	—	—	—	123	—	123
Net loss	—	—	—	—	(38,524)	(38,524)
Balances at June 30, 2023	60,471,041	$60	$695,828	$16	$(541,189)	$154,715
Issuance of common stock under Employee Stock Purchase Plan	287,019	—	954	—	—	954
Vesting of restricted stock units	150,250	1	—	—	—	1
Stock transaction associated with taxes withheld on restricted stock units	(7,606)	—	(33)	—	—	(33)
Stock-based compensation expense	—	—	6,003	—	—	6,003
Net unrealized loss on available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(49,284)	(49,284)
Balances at September 30, 2023	60,900,704	$61	$702,752	$7	$(590,473)	$112,432

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net loss	$(155,018)	$(137,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,350	5,085
Accretion of discount on marketable securities	(8,180)	(6,022)
Stock-based compensation	18,772	18,685
Non-cash lease expenses	3,788	2,447
Realized gain on sale of equity securities	(32,139)	-
Unrealized gain on equity securities	-	(2,023)
Non-cash interest expense on deferred royalty obligation	22,380	6,378
Other	610	414
Changes in operating assets and liabilities:
Accounts receivable	29,423	(9,505)
Prepaid expenses and other assets	(4,629)	778
Accounts payable	(3,415)	755
Accrued compensation	(1,509)	(1,773)
Accrued expenses and other liabilities	(6,610)	4,579
Deferred revenue	16,085	(4,507)
Change in operating lease liability	(4,710)	(3,121)
Net cash used in operating activities	(119,802)	(125,688)
Investing activities
Purchases of marketable securities	(335,490)	(379,728)
Maturities of marketable securities	360,697	390,960
Sales of marketable securities	33,796	11,231
Proceed from sale of equity securities	74,047	-
Purchases of equipment and leasehold improvements	(2,030)	(2,874)
Net cash provided by investing activities	131,020	19,589
Financing activities
Proceeds from sales of common stock, net of issuance costs	71,527	11,971
Proceeds from sales of common stock to Ipsen Biopharmaceuticals, Inc. (USA)	25,000	-
Payment of debt	(4,083)	(9,375)
Proceeds from the sale of future royalties, net of issuance costs	-	136,208
Proceeds from exercise of common stock options	271	314
Taxes paid related to net shares settlement of restricted stock units	(485)	(490)
Proceeds from employee stock purchase plan	1,848	2,051
Net cash provided by financing activities	94,078	140,679
Net increase in cash, cash equivalents and restricted cash	105,296	34,580
Cash, cash equivalents and restricted cash at beginning of period	70,140	48,126
Cash, cash equivalents and restricted cash at end of period	$175,436	$82,706
Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$971
Income tax paid	$15,166	$-
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$676	$327
Financing component associated with program fees	$5,186	$7,531
Premium on common stock issued to Ipsen Biopharma, Inc. (USA)	$429	$-

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

The Company operates and manages its business as one operating segment. The Company’s Chief Executive Officer reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance.

All the Company’s long-lived assets are maintained in the United States.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2024, there was an accumulated deficit of $714.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of September 30, 2024, the Company had unrestricted cash, cash equivalents, and marketable securities of $388.3 million which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, and marketable securities as of September 30, 2024 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of its condensed financial statements.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company bases its estimates on historical experience and market-specific or other relevant assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed Balance Sheets and the amounts of expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining research and development periods under collaboration arrangements, stock-based compensation expense, impairment of long-lived assets, income taxes, deferred royalty obligation related to the sale of future royalties and related non-cash interest expense, and certain accrued liabilities. Actual results could differ from such estimates or assumptions.

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2023.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures(“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's condensed Balance Sheets that sum to the total of the same amounts shown in the Company's condensed Statements of Cash Flows.

	September 30,
	2024	2023
	(in thousands)
Cash and cash equivalents	$174,579	$81,834
Restricted cash	857	872
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$175,436	$82,706

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of September 30, 2024, and is based on our current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$60,363	$60,363	$-	$-
Commercial paper	76,720	-	76,720	-
Corporate debt securities	53,633	-	53,633	-
Asset-backed securities	58,161	-	58,161	-
U.S. government securities	134,237	134,237	-	-
U.S. agency securities	4,977	-	4,977	-
Total	$388,091	$194,600	$193,491	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$56,397	$56,397	$-	$-
Commercial paper	82,152	-	82,152	-
Corporate debt securities	61,894	-	61,894	-
Equity securities	41,937	41,937	-	-
Asset-backed securities	10,505	-	10,505	-
U.S. government securities	113,652	113,652	-	-
U.S. agency securities	4,961	-	4,961	-
Total	$371,498	$211,986	$159,512	$-

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds and U.S. government securities.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of September 30, 2024 and December 31, 2023, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

Investment in Equity Securities

During the three and nine months ended September 30, 2024, the Company sold 667,780 shares of Vaxcyte common stock it held at their fair market value of approximately $74.0 million, net of transaction costs.

During the three and nine months ended September 30, 2024, the Company recognized a gain of $23.7 million and $32.1 million on the Vaxcyte common stock sold, respectively, which is recorded under interest and other income (expense), net, in the Statements of Operations. No shares of Vaxcyte common stock were sold during the three and nine months ended September 30, 2023.

As of September 30, 2024, the Company did not hold any shares of Vaxcyte common stock. As of December 31, 2023, the Company held 667,780 shares of Vaxcyte common stock with an estimated fair value of $41.9 million.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	September 30, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$60,363	$-	$-	$60,363
Commercial paper	76,713	13	(6)	76,720
Corporate debt securities	53,617	16	-	53,633
Asset-based securities	58,146	16	(1)	58,161
U.S. government securities	134,171	66	-	134,237
U.S. agency securities	4,975	2	-	4,977
Total	387,985	113	(7)	388,091
Less amounts classified as cash equivalents	(174,406)	(16)	6	(174,416)
Total marketable securities	$213,579	$97	$(1)	$213,675

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$56,397	$-	$-	$56,397
Commercial paper	82,179	1	(28)	82,152
Corporate debt securities	61,887	12	(5)	61,894
Asset-based securities	10,505	-	–	10,505
U.S. government securities	113,612	40	–	113,652
U.S. agency securities	4,960	1	–	4,961
Total	329,540	54	(33)	329,561
Less amounts classified as cash equivalents	(65,144)	(4)	-	(65,148)
Total marketable securities	$264,396	$50	$(33)	$264,413

No marketable securities had maturities of more than one year as of September 30, 2024 and December 31, 2023.

There were $56.7 million and $110.9 million of investments in an unrealized loss position of $7,000 and $33,000 as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024, and 2023, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after September 30, 2024, and 2023, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of September 30, 2024. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and marketable securities as of September 30, 2024 and December 31, 2023 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of September 30, 2024 and December 31, 2023.

In accordance with the collaboration, license and supply agreements, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Astellas Pharma Inc. (“Astellas”)	$7,661	$9,988	$43,798	$23,593
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	32	5,072	1,007	5,072
Vaxcyte, Inc. ("Vaxcyte")	656	1,592	2,149	2,970
Ipsen Pharma SAS (“Ipsen”)	166	-	261	-
Merck Sharp & Dohme Corporation (“Merck”)	5	83	19	2,776
Bristol Myers Squibb Company (“BMS”)	-	189	-	5,591
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	-	-	8
Total revenue	$8,520	$16,924	$47,234	$40,010

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the nine months ended September 30, 2024:

Nine Months Ended
September 30, 2024
(in thousands)
Deferred revenue—December 31, 2023	$74,045
Additions to deferred revenue	50,429
Recognition of revenue in current period	(33,915)
Deferred revenue—September 30, 2024	$90,559

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $72.6 million of the deferred revenue over the next twelve months.

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

Pursuant to the Astellas Agreement, the Company received from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million during the year ended December 31, 2022. Under ASC 808 and ASC 606, the Company determined that both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the development program, and identified four performance obligations under the Astellas Agreement as: (1) performance of services related to the first target program; (2) performance of services related to the second target program; (3) performance of services related to the third target program; and (4) the Company’s estimated future services on the collaboration JSC. The transaction price of $90.0 million was allocated among the performance obligations using the Company’s best estimate of the standalone selling price, or SSP, for each of the associated performance obligations. Revenue allocated to the three target programs, which totaled $89.1 million, was being recognized on a proportional performance basis, using FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of four years for each target program. For the JSC performance obligation, revenue allocated to such performance obligation was $0.9 million, and was being recognized on a proportional performance basis using FTE cost as the basis of measurement, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the Astellas Agreement.

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $25.0 million as of September 30, 2024, on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the target programs.

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

Revenues under the Astellas Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$5,095	$5,612	$33,915	$11,423
Research and development services	1,274	1,920	4,278	4,639
Financing component on unearned revenue	1,268	2,456	5,186	7,531
Materials supply	24	-	419	-
Total revenue	$7,661	$9,988	$43,798	$23,593

As of September 30, 2024 and December 31, 2023, there was $35.1 million and $69.0 million of deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the three and nine months ended September 30, 2024, and 2023, the Company did not recognize any material reduction of research and development expenses under the Tasly License Agreement.

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

During 2023, the Company also recorded a $5.0 million contingent payment, received by the Company from Tasly related to the first patient dosed in the Company’s REFRaME-O1 trial for luvelta, as deferred revenue, net of withholding tax of $0.5 million. The REFRaME-O1 study consists of two parts, Part I being the dose-finding portion and Part II being the portion of the study that will focus on the selected dose from Part I, and is intended to generate data to enable the potential registration of luvelta. Although it currently intends to conduct the REFRaME-O1 study to completion, the Company has the sole discretion to terminate the REFRaME-O1 study at any time. Given the above, the contingent payment received by the Company was considered constrained for accounting purposes during the three and nine months ended September 30, 2024, since the Company could not conclude it was probable that a significant reversal in the amount of revenue recognized would not occur. The withholding tax was recorded by the Company as a tax charge related to the received contingent payment.

2023 Tasly Supply Agreement

In June 2023, the Company entered into a Master Development and Clinical Supply Agreement (the “2023 Tasly Supply Agreement”) with Tasly, wherein Tasly requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

Revenues under the Tasly agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Contingent payment	$-	$5,000	$-	$5,000
Research and development services	32	72	70	72
Materials supply	-	-	937	-
Total revenue	$32	$5,072	$1,007	$5,072

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of September 30, 2024 and December 31, 2023, there was $9.4 million and $6.9 million, respectively, in such accruals related to the Vaxcyte Supply Agreement.

For the three and nine months ended September 30, 2024, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $2.8 million and $7.0 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

For the three and nine months ended September 30, 2023, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $2.8 million and $5.6 million, respectively.

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

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of September 30, 2024.

Revenues under the Vaxcyte agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development services	$563	$636	$1,860	$1,707
Materials supply	93	956	289	1,263
Total revenue	$656	$1,592	$2,149	$2,970

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

Ipsen Transition Services Agreement ("TSA") and Material Transfer Agreement ("MTA")

In July 2024, the Company executed the Transition Services Agreement (“TSA”) with Ipsen. The TSA outlines the terms and conditions for transition services requested by Ipsen as part of the Ipsen License Agreement. Further, as part of the transition activities under the TSA, Ipsen and the Company executed a Material Transfer Agreement ("MTA") to govern the transfer of certain materials from the Company to Ipsen for research and development purposes. The pricing for the services and material supply is outlined in the TSA and MTA.

Revenues under the Ipsen agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development services	$93	$–	$111	$–
Materials supply	73	–	150	–
Total revenue	$166	$–	$261	$–

As of September 30, 2024, there was $50.4 million of deferred revenue related to the Ipsen Agreements.

Collaboration with Merck

In August 2024, Merck informed the Company of its decision to discontinue the clinical trial of MK-1484 in patients. Merck stated that the decision was based on strategic portfolio considerations.

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$1,984	$1,979	$5,952	$5,055
Short-term lease cost	49	59	140	102
Variable lease cost	680	580	2,127	1,431
Total lease costs	$2,713	$2,618	$8,219	$6,588

During the three and nine months ended September 30, 2024, the Company recorded operating lease expense of $2.0 million and $6.0 million, respectively. For the nine months ended September 30, 2024, the Company paid $6.9 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

During the three and nine months ended September 30, 2023, the Company recorded operating lease expense of $2.0 million and $5.1 million, respectively. For the nine months ended September 30, 2023, the Company paid $5.7 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 3.1 years and 3.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
(in thousands)
Remaining in 2024	$2,343
2025	9,533
2026	8,994
2027	8,289
Total lease payments	29,159
Less: imputed interest	(4,295)
Operating lease liabilities	24,864
Less: current portion	(7,203)
Total lease liabilities, non-current	$17,661

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$9,440	$6,933
CMO-related accrual	10,929	8,195
Clinical trials-related accrual	8,288	4,283
Tax and related expenses	18	15,165
Other	3,460	3,897
Total accrued expenses and other current liabilities	$32,135	$38,473

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than its original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of September 30, 2024, the effective interest rate used by the Company to amortize the liability is 18.89%.

During the three and nine months ended September 30, 2024, the Company recognized approximately $7.9 million and $22.4 million, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. During the three and nine months ended September 30, 2023, the Company recognized approximately $5.9 million and $6.4 million, respectively, of non-cash interest expense on the deferred royalty obligation. As of September 30, 2024, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the nine months ended September 30, 2024:

September 30, 2024
(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$149,114
Non-cash interest expense associated with the sale of future Vaxcyte royalties	22,380
Amortization of issuance costs	473
Liability related to the sale of future Vaxcyte royalties - ending balance	$171,967

9. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	September 30,	December 31,
	2024	2023
Common stock options issued and outstanding	8,904,562	7,905,032
Common stock awards issued and outstanding	6,022,734	5,244,873
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,495,378	1,777,919
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	1,213,418	914,911
Warrants to purchase common stock	127,616	127,616
Total	17,763,708	15,970,351

Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the Company had a total of 1,495,378 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2023	7,905,032	$11.24
Granted	1,545,209	4.18
Exercised	(63,748)	4.24
Canceled and forfeited	(481,931)	10.91
Stock options outstanding at September 30, 2024	8,904,562	10.08
Stock options exercisable at September 30, 2024	6,349,762	$11.85

Restricted Stock Units

The RSUs vest annually, and generally, will become fully vested over four years. A summary of the status and activity of non-vested RSUs during the nine months ended September 30, 2024 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2023	5,244,873	$8.31
Granted	2,710,030	4.40
Vested and released	(1,555,054)	9.71
Canceled and forfeited	(377,115)	8.00
Non-vested September 30, 2024	6,022,734	$6.21

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, in order to enable eligible employees to purchase shares of the Company’s common stock. The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 114,754 shares on January 1, 2024. The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 2,300,000 shares of the Company’s common stock.

At the Company’s annual stockholder meeting in June 2024, the Company amended the ESPP (the “Amended ESPP”) to increase the overall limit on the number of shares that may be issued under the Amended ESPP throughout its ten-year term from 2,300,000 shares to 3,050,0000 shares of the Company’s common stock.

As of September 30, 2024, 1,836,582 shares had been purchased and 1,213,418 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development expense:	$3,268	$2,877	$9,514	$8,825
General and administrative expense:	3,277	3,126	9,258	9,860
Total	$6,545	$6,003	$18,772	$18,685

As of September 30, 2024, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $9.4 million and $28.1 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.2 years and 2.4 years, respectively. As of September 30, 2024, there was $0.4 million of unrecognized stock-based compensation expense related to the ESPP.

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

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(48,787)	$(49,284)	$(155,018)	$(137,858)
Denominator:
Shares used in computing net loss per share	82,043,671	60,599,025	74,934,737	59,894,181
Net loss per share, basic and diluted	$(0.59)	$(0.81)	$(2.07)	$(2.30)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2024, and 2023, because including them would have been antidilutive:

	As of September 30,
	2024	2023
Common stock options issued and outstanding	8,904,562	7,920,561
Restricted stock units issued and outstanding	6,022,734	5,213,248
Warrants to purchase common stock	127,616	127,616
Shares to be issued under employee stock purchase plan	35,293	38,772
Total	15,090,205	13,300,197

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements related to our expectations regarding our future results of operations and financial position, business strategy, market size for our product candidates, potential future milestone and royalty payments, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, our ability to successfully leverage Fast Track Designation, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the expected impact of pandemics or contagious diseases, such as the COVID-19 pandemic, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices, or cGMP, compliant manufacturing facility. We have the ability to manufacture our proprietary cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process. Our most advanced product candidate is STRO-002, or luveltamab tazevibulin, or luvelta, an ADC directed against folate receptor-alpha, or FRα, for patients with FRα-expressing cancers, including ovarian cancer.

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

In 2019, we began luvelta development by enrolling a cohort of patients in a Phase 1 trial of luvelta that focused on ovarian cancer. The Phase 1 trial assessing safety, tolerability and preliminary efficacy of luvelta to treat platinum resistant ovarian cancer has been completed, and results from this Phase 1 trial reported at ASCO 2023 showed that luvelta exhibited a manageable safety profile together with promising preliminary efficacy data in the tested patient population.

In January 2024, we presented an aggregated data set from our Phase I trials of luvelta. This data set included data from all ovarian cancer patients treated with luvelta as a monotherapy in Phase 1 studies, regardless of FRα expression levels, dose level of luvelta, or platinum sensitivity or resistance, corresponding to a total of 99 patients, of which 92 were RECIST-evaluable, with 21% platinum sensitive patients and 78% platinum resistant patients. Patients received a median of three prior lines of therapy. There were 72% of the patients that had experienced prior bevacizumab therapy and 70% had been treated with a PARP inhibitor. These patients were not selected for FRα expression levels and were treated at starting dose levels ≤2.9 mg/kg, 4.3 mg/kg, 5.2 mg/kg or ≥5.6 mg/kg.

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

We also presented a subset of the aggregated data from our Phase 1 trials of luvelta, for which 43 patients with platinum resistant ovarian cancer selected for FRα TPS ≥25%, or tumors with ≥25% of the tumor cells expressing FRα at any level of staining intensity, were treated with 4.3 mg/kg or 5.2 mg/kg doses of luvelta, corresponding to patients treated across phase 1 studies that would be similar to the target population for the REFRαME-O1 registrational study. The Objective Response Rate, or ORR, observed for this subset population was 28%, with a DOR of 5.7 months and an estimated PFS of 5.8 months.

Based on the data from our Phase 1 program, we selected FRα expression TPS ≥25% as the target eligibility cutoff or threshold for further study in clinical development of luvelta. We estimate that approximately 80% of the platinum resistant ovarian cancer patients would be eligible for luvelta treatment based on this TPS ≥25% threshold for FRα expression.

In 2022, we initiated an additional exploratory cohort, or cohort C, of 15 patients to assess the safety of treatment with luvelta at 5.2 mg/kg in combination with prophylactic pegfilgrastim and presented preliminary data from ten patients from this cohort in January 2023. In January 2024 we announced updated data from this cohort based on 16 patients. In particular:

•
Grade 3+ neutropenia was reduced from 66.7% to 6.3%, resulting in a 90.6% decrease in Grade 3+ neutropenia rates at the first cycle of luvelta (p=0.0002); Grade 3 neutropenia was reduced from 71.4% to 18.8%, resulting in a 73.7% decrease in Grade 3+ neutropenia rates at the first and second cycle (p=0.0015)
•
Overall Grade 3+ neutropenia was reduced from 76.2% to 37.5%

Following the studies discussed above, we initiated a Phase 2/3 study, the REFRαME-O1 study, of luvelta for the treatment of platinum-resistant ovarian cancer in June 2023. This study comprises two parts; in Part 1, we enrolled 57 patients randomized 1:1 to two different doses of luvelta, either 4.3 mg/kg or 5.2 mg/kg plus prophylactic pegfilgrastim for two cycles, followed by reduction to 4.3 mg/kg. After proceeding to Part 2 of the study and selecting an optimized dose, the non-optimized dose of luvelta will be dropped and approximately 516 patients will be randomized 1:1 to the selected luvelta dose or investigator’s choice of chemotherapy. The protocol includes an optional interim analysis for ORR and DOR to support a potential application for accelerated approval and the endpoints that will be assessed to support a potential full approval are PFS and OS. The REFRαME-O1 study patient population includes those who have platinum-resistant ovarian cancer, have received 1-3 lines of prior treatment, have received prior bevacizumab treatment unless not available or contraindicated, and whose tumors express FRα at TPS≥25%. In April 2024, we announced that we had completed enrollment of Part 1 of this study and had initiated enrollment of Part 2 of the study.

Beyond our development of luvelta as a monotherapy for treatment of platinum resistant ovarian cancer, we are assessing the activity of luvelta as part of a combination treatment for ovarian cancer and in connection with certain other FRα-expressing cancers.

We initiated a Phase 1 trial to assess the combination of luvelta and bevacizumab for treatment of ovarian cancer in December 2021 and presented initial preliminary results of this study in January 2024 and updated results at the 2024 ESMO Congress in September 2024. Safety signals from this study were generally consistent with those previously reported, and the combination treatment with luvelta and bevacizumab demonstrated clinical activity in treated patients regardless of their FRα expression status and prior bevacizumab exposure. At the recommended Phase 2 dose (4.3 mg/kg), an ORR of 56% (5/9) was observed, while no (0/6) patients had a response at 3.5 mg/kg and 50% (1/2) of patients had a response at 5.2 mg/kg. An ORR of 35% (6/17) was observed in the overall population of RECIST evaluable patients with a median duration of response of 9.3 months. In patients with ≥25% FRα expression, an ORR of 44% (4/9) was observed; in patients with <25% FRα expression, an ORR of 29% (2/7) was observed. No new safety signals were observed compared with either agent alone; consistent with previous reported luvelta safety results, the most common adverse event was neutropenia. In addition, we are enrolling patients in the expansion phase of the bevacizumab combination Phase 1b study and expect to present initial data from this trial in in the first half of 2025.

We also began enrolling patients in an expansion cohort for FRα -selected endometrial cancer in the fourth quarter of 2021 and presented initial preliminary results from the study at the 2023 ESMO Congress in October 2023. In this trial, luvelta showed encouraging preliminary anti-tumor activity in FRα-selected patients, defined by a TPS of >25% FRα expression, and the safety profile was consistent with prior data in patients with platinum-resistant ovarian cancer.

Our IND for the treatment of FRα-expressing non-small cell lung cancer, or NSCLC, with luvelta was cleared by the FDA in the first half of 2024 and we initiated the Phase 2 study in August 2024. Initial preliminary data is expected in 2025.

In addition, we have been offering compassionate use of luvelta to treat pediatric patients with relapsed/refractory CBFA2T3-GLIS2, or CBF/GLIS, acute myeloid leukemia, or AML, commonly known as RAM phenotype AML, via single patient INDs. Updated compassionate use data continued to show anti-leukemic activity of luvelta in pediatric patients with relapsed/refractory CBF/GLIS AML and was presented at ASH 2023 in December 2023. The data showed that luvelta was well tolerated as a monotherapy agent and in combination with standard cancer therapies. Luvelta was granted Rare Pediatric Disease and Orphan Drug Designations by the FDA in November and December 2022, respectively, in this pediatric patient population. We initiated a registration-directed trial of luvelta for treatment of pediatric RAM phenotype AML in October 2024.

Recognizing the potential patient benefit and commercial opportunity for luvelta, we engaged a financial advisor to assist in our efforts to identify a partner for luvelta who can provide financial resources and expertise for the multi-indication development and commercialization of luvelta.

Our most advanced asset in preclinical development is STRO-004. a tissue factor, or TF, targeting ADC, which features a DAR8 exatecan payload and site-specific linker design. We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. Preclinical data suggest that STRO-004 has potent antitumor activity and the potential for a differentiated safety profile. We anticipate filing an IND for STRO-004 in the second half of 2025. Our other preclinical assets include dual-payload ADCs, or ADC2, and immunostimulatory ADCs, or iADCs. We plan to file three INDs over the next three years, including for STRO-004.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, with our ongoing relationships that include licensing to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003; an immunostimulatory ADC collaboration with Astellas; and a licensing agreement for luvelta in Greater China with Tasly. In August 2023, Tasly received its first IND clearance by NMPA in Greater China for luvelta.

Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. The lead programs for Vaxcyte are VAX-31 and VAX-24, its 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF® and other materials to Vaxcyte. In June 2023, we entered into a purchase and sale agreement (the “Purchase Agreement”) with Blackstone, in which Blackstone acquired the right to receive our 4% revenue interest in Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products such as VAX-24 and VAX-31. Following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of an amendment to the licensing agreement, the revenue interest in the 4% royalty on potential future sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to us. Thus, we retain the right to receive a 4% royalty on sales of Vaxcyte’s products other than PCV products. In November 2023, Vaxcyte exercised its option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck, Astellas, Vaxcyte, Ipsen, EMD Serono, BioNova, and Tasly, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public and other offerings of common stock, sales of our common stock through our At-the-Market Facility (“ATM Facility”) pursuant to our Open Market Sales AgreementSM dated April 2, 2021 (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), debt financing, sale of our holdings of Vaxcyte common stock, and the royalty monetization agreement with Blackstone.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $173.2 million and a net loss of $155.0 million for the nine months ended September 30, 2024, which net loss included the non-operating, realized gain of $32.1 million related to the sale of our holdings of Vaxcyte common stock. We had a loss from operations of $132.4 million and a net loss of $137.9 million for the nine months ended September 30, 2023, which net loss included the non-operating, unrealized gain of $2.0 million related to our holdings of Vaxcyte common stock. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of September 30, 2024, we had an accumulated deficit of $714.4 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. Our operating expenses would significantly increase due to continued activities to develop, and seek regulatory approvals for, our product candidates, engage in other research and development activities, expand our pipeline of product candidates, continue to develop our manufacturing facility and capabilities, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. In light of our current resources and the cost of development, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$10,481	$8,391	$30,832	$25,825
Process and product development	5,995	5,047	18,528	15,264
Manufacturing	12,503	10,074	36,645	32,804
Clinical development	4,024	3,083	11,697	9,101
Total internal costs	33,003	26,595	97,702	82,994
External Program Costs:
Research and drug discovery	949	1,522	2,449	2,366
Process and product development	322	759	1,108	2,189
Manufacturing	18,613	11,033	50,643	21,353
Clinical development	9,221	5,760	29,104	17,758
Total external program costs	29,105	19,074	83,304	43,666
Total research and development expenses	$62,108	$45,669	$181,006	$126,660

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

Interest and Other Income (Expense), Net

Interest expense includes interest incurred on our debt and amortization of debt issuance costs, including accretion of the final payment. Additionally, we identified a financing component under the Astellas Agreement and recorded interest expense associated with the upfront payment. Other income (expense), net, also includes the realized gain on the sale of Vaxcyte common stock.

Comparison of the Three Months Ended September 30, 2024, and 2023

	Three Months Ended
	September 30,
	2024	2023	Change	Change (%)
	(in thousands)
Revenue	$8,520	$16,924	$(8,404)	(50)%
Operating expenses
Research and development	62,108	45,669	16,439	36%
General and administrative	14,331	15,269	(938)	(6)%
Total operating expenses	76,439	60,938	15,501	25%
Loss from operations	(67,919)	(44,014)	(23,905)	54%
Interest income	4,875	4,550	325	7%
Unrealized gain on equity securities	-	694	(694)	(100)%
Non-cash interest expense related to the sale of future royalties	(7,910)	(5,936)	(1,974)	33%
Interest and other income (expense), net	22,167	(2,739)	24,906	(909)%
Loss before provision for income taxes	(48,787)	(47,445)	(1,342)	3%
Provision for income taxes	-	1,839	(1,839)	(100)%
Net loss	$(48,787)	$(49,284)	$497	(1)%

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	September 30,
	2024	2023	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$7,661	$9,988	$(2,327)	(23)%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	32	5,072	(5,040)	(99)%
Vaxcyte, Inc. ("Vaxcyte")	656	1,592	(936)	(59)%
Ipsen Pharma SAS (“Ipsen”)	166	-	166	*
Merck Sharp & Dohme Corporation (“Merck”)	5	83	(78)	(94)%
Bristol Myers Squibb Company (“BMS”)	-	189	(189)	(100)%
Total revenue	$8,520	$16,924	$(8,404)	(50)%

*Percentage not meaningful

Total revenue decreased by $8.4 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This was primarily due to an earned $5.0 million contingent payment from Tasly in 2023, a $2.3 million decrease from Astellas, of which $1.2 million was from the financing component related to the Astellas Agreement, $0.6 million was from research and development services, and $0.5 million was from the ongoing performance related to partially unsatisfied performance obligations, a $0.9 million decrease in Vaxcyte revenue, primarily due to a decrease in research and development services and materials supply, a $0.2 million decrease in BMS revenue due to its decision to end clinical development of CC-99712 in 2023, and a $0.1 million decrease in Merck revenue due to its decision to end clinical development of MK-1484 during the three months ended September 30, 2024. These decreases were partially offset by a $0.2 million in Ipsen revenue from research and development services and materials supply, which commenced in the second quarter of 2024.

Research and Development Expense

Research and development expense increased by $16.4 million, or 36%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The overall increase was due primarily to increases of $6.9 million in outside services mainly due to increased CMO-related activities, $3.1 million in preclinical research and clinical development expenses, $2.4 million in facilities expenses and IT-related expenses, $2.2 million in personnel-related expenses due to higher headcount, $1.0 million in laboratory supplies, and $0.8 million in equipment and office-related expenses.

General and Administrative Expense

General and administrative expense decreased by $0.9 million, or 6%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The overall decrease was due primarily to decreases of $2.6 million in IT-related expenses and $0.1 million in equipment-related expenses, partially offset by increases of $1.0 million in outside services, $0.6 million in personnel-related expenses, and $0.2 million in travel-related expenses.

Interest Income

Interest income increased by $0.3 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due primarily to higher average investment balances and higher average rates of return in 2024.

Unrealized Gain on Equity Securities

We sold the remaining shares of Vaxcyte common stock, resulting in no unrealized gain on equity securities during the three months ended September 30, 2024, as compared to an unrealized gain of $0.7 million for the three months ended September 30, 2023. As of September 30, 2024, we do not hold any shares of Vaxcyte common stock.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $2.0 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $24.9 million during the three months ended September 30, 2024, as compared to the three months ended September 2023, primarily due to a recognized gain of $23.7 million on the sale of Vaxcyte common stock, and a decrease of $1.2 million from the financing component related to the Astellas Agreement.

Comparison of the Nine Months Ended September 30, 2024, and 2023

	Nine Months Ended
	September 30,
	2024	2023	Change	Change (%)
	(in thousands)
Revenues	$47,234	$40,010	$7,224	18%
Operating expenses
Research and development	181,006	126,660	54,346	43%
General administrative	39,423	45,780	(6,357)	(14)%
Total operating expenses	220,429	172,440	47,989	28%
Loss from operations	(173,195)	(132,430)	(40,765)	31%
Interest income	13,882	9,952	3,930	39%
Unrealized gain on equity securities	-	2,023	(2,023)	(100)%
Non-cash interest expense related to the sale of future royalties	(22,380)	(6,378)	(16,002)	251%
Interest and other income (expense), net	26,683	(8,640)	35,323	(409)%
Loss before provision for income taxes	(155,010)	(135,473)	(19,537)	14%
Provision for income taxes	8	2,385	(2,377)	(100)%
Net loss	$(155,018)	$(137,858)	$(17,160)	12%

Revenue

We have recognized revenue as follows during the indicated periods:

	Nine Months Ended
	September 30,
	2024	2023	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$43,798	$23,593	$20,205	86%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	1,007	5,072	(4,065)	(80)%
Vaxcyte, Inc. ("Vaxcyte")	2,149	2,970	(821)	(28)%
Ipsen Pharma SAS (“Ipsen”)	261	–	261	*
Merck Sharp & Dohme Corporation (“Merck”)	19	2,776	(2,757)	(99)%
Bristol Myers Squibb Company (“BMS”)	–	5,591	(5,591)	(100)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	–	8	(8)	(100)%
Total revenue	$47,234	$40,010	$7,224	18%

*Percentage not meaningful

Total revenue increased by $7.2 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This was primarily due to a $20.2 million increase from Astellas, of which $22.5 million was from the ongoing performance related to partially unsatisfied performance obligations, and included a cumulative catch-up adjustment of $17.8 million on the contract modification date from Astellas' decision not to nominate a third target program under the Astellas Agreement and $0.4 million from materials supply, which were partially offset by decreases of $2.3 million from the financing component related to the Astellas Agreement and $0.4 million from research and development services. Additionally, there was a $0.3 million increase in Ipsen revenue from research and development services and materials supply, which commenced in the second quarter of 2024. These increases were partially offset by a $5.6 million combined decrease in BMS and EMD Serono revenue due to their decisions to end clinical development of CC-99712 and M1231, respectively, in 2023, a $4.1 million decrease in Tasly revenue, primarily due to an earned $5.0 million contingent payment from Tasly in 2023, which was partially offset by a $0.9 million increase in clinical product supply under the 2023 Tasly Supply Agreement, a $2.8 million decrease in Merck revenue, primarily due to a $2.6 million decrease in manufacturing activities supporting clinical trial supply and a $0.2 million decrease in research and development services. Further, Merck decided to end clinical development of MK-1484 during the three months ended September 30, 2024. Lastly, Vaxcyte revenue decreased by $0.8 million, primarily due to a $1.0 million decrease in materials supply, partially offset by a $0.2 million increase in research and development services.

Research and Development Expense

Research and development expense increased by $54.3 million, or 43%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The overall increase was due primarily to increases of $30.3 million in outside services mainly due to increased CMO-related activities, $9.3 million in preclinical research and clinical development expenses, $8.2 million in facilities expenses and IT-related expenses, $5.2 million in personnel-related expenses due to higher headcount, $2.4 million in equipment and office-related expenses, and $0.2 million in travel-related expenses, partially offset by a decrease of $1.3 million in laboratory supplies.

General and Administrative Expense

General and administrative expense decreased by $6.4 million, or 14%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The overall decrease was due primarily to decreases of $7.8 million in IT-related expenses and $1.2 million in personnel-related expenses, partially offset by increases of $1.8 million in outside services, $0.4 million in equipment and office-related expenses, and $0.4 million in allocated facilities-related expenses.

Interest Income

Interest income increased by $3.9 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due primarily to higher average investment balances and higher average rates of return in 2024.

Unrealized Gain on Equity Securities

We sold the remaining shares of Vaxcyte common stock and there was no unrealized gain on equity securities during the nine months ended September 30, 2024, as compared to an unrealized gain of $2.0 million for the nine months ended September 30, 2023. As of September 30, 2024, we do not hold any shares of Vaxcyte common stock.

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense increased by $16.0 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $35.3 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due primarily to a recognized gain of $32.1 million on the sale of Vaxcyte common stock and decreases of $2.3 million from the financing component related to the Astellas Agreement and $0.9 million in interest incurred on our loan which was fully paid in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, sale of shares of Vaxcyte common stock, and a royalty monetization. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $388.3 million, and an accumulated deficit of $714.4 million.

Vaxcyte Equity Ownership

During the three months ended September 30, 2024, we sold the remaining 667,780 shares of Vaxcyte common stock for net proceeds of $74.0 million. As of September 30, 2024, we do not hold any shares of Vaxcyte common stock.

Vaxcyte Agreement

In May 2024, Vaxcyte paid us $25.0 million as the second of two installment payments for the Option exercise price under the Vaxcyte Agreement.

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

Leases

In June 2021, we entered into a third amendment, (the "Third Amendment") to our manufacturing facility lease, dated May 18, 2011, as amended, by and between Alemany Plaza LLC, located at San Carlos, California, or San Carlos Lease, as an extension to the term of the San Carlos Lease for a period of five years, (the "Lease Extension Period"). Pursuant to the Third Amendment, the San Carlos Lease will expire on July 31, 2026, and it includes an option to renew the San Carlos Lease for an additional five years. The aggregate estimated base rent payments due over the Lease Extension Period is approximately $4.2 million, subject to certain terms contained in the San Carlos Lease.

In June 2021, we entered into a first amendment, or First Amendment, to our manufacturing facility lease, dated March 4, 2015, as amended, by and between 870 Industrial Road LLC, located at San Carlos, California, (the "Industrial Lease"), as an extension to the term of the Industrial Lease for a period of five years, (the "Industrial Lease Extension Period"). Pursuant to the first Amendment, the Industrial Lease will expire on June 30, 2026, and it includes an option to renew the Industrial Lease for an additional five years. The aggregate estimated base rent payments due over the Industrial Lease Extension Period is approximately $4.3 million, subject to certain terms contained in the Industrial Lease.

In September 2020, we entered into a sublease agreement, (the "Sublease with Five Prime Therapeutics, Inc."), or (the "Sublessor"), for approximately 115,466 square feet, in a building located in South San Francisco, California, or (the "Premises"). We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial

Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the "Landlord"). We commenced using the remaining 29,711 square feet of the Premises, (the "Expansion Premises"), on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of September 30, 2024 and December 31, 2023.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(119,802)	$(125,688)
Net cash provided by investing activities	131,020	19,589
Net cash provided by financing activities	94,078	140,679
Net increase in cash, cash equivalents and restricted cash	$105,296	$34,580

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $119.8 million. Our net loss of $155.0 million included non-cash amounts of $32.1 million for the realized gain on the sale of Vaxcyte common stock, $22.4 million for non-cash interest expense on our deferred royalty obligation, $18.8 million for stock-based compensation, $8.2 million for the accretion of discount on marketable securities, $5.4 million for depreciation and amortization, and $3.8 million for non-cash lease expense. Cash used in operating activities also reflected a net change in operating assets and liabilities of $24.6 million, due to a decrease of $29.4 million in accounts receivable primarily from receiving $25.0 million from Vaxcyte as the second of two installment payments for the Option exercise price under the Vaxcyte Agreement, and an increase of $16.1 million in deferred revenue primarily due to the upfront payment from Ipsen, partially offset by revenue recognized under the Astellas Agreement, which were partially offset by a decrease of $10.0 million in accounts payable, accrued expenses and other liabilities due to timing of payments, a decrease of $4.7 million in our operating lease liability, an increase of $4.6 million in prepaid expenses and other assets, and a decrease of $1.5 million in accrued compensation expense primarily due to bonuses paid in 2024 in connection with certain company 2023 goal achievements.

Cash used in operating activities for the nine months ended September 30, 2023 was $125.7 million. Our net loss of $137.9 million included non-cash amounts of $18.7 million for stock-based compensation, $6.4 million for non-cash interest expense on our deferred royalty obligation, $6.0 million for the accretion of discount on marketable securities, $5.1 million for depreciation and amortization, $2.4 million for non-cash lease expense, and $2.0 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock. Cash used in operating activities also reflected a net change in operating assets and liabilities of $12.8 million, due to an increase of $9.5 million in accounts receivable from our collaborators, a decrease of $4.5 million in deferred revenue from revenue recognized under our collaboration agreements, a decrease of $3.1 million in our operating lease liability, and a decrease of $1.8 million in accrued compensation expense, which were partially offset by an increase of $5.3 million in accounts payable, accrued expenses and other liabilities due to timing of payments, and a decrease of $0.8 million in prepaid expenses and other assets.

Cash Flows from Investing Activities

Cash provided by investing activities of $131.0 million for the nine months ended September 30, 2024 was primarily related to maturities and sales of marketable securities of $394.5 million, and net proceeds from the sale of Vaxcyte common stock of $74.0 million, partially offset by purchases of marketable securities of $335.5 million, and purchases of property and equipment of $2.0 million, principally for laboratory equipment.

Cash provided by investing activities of $19.6 million for the nine months ended September 30, 2023 was primarily related to maturities and sales of marketable securities of $402.2 million, partially offset by purchases of marketable securities of $379.7 million, and purchases of property and equipment of $2.9 million, principally for laboratory equipment.

Cash Flows from Financing Activities

Cash provided by financing activities of $94.1 million for the nine months ended September 30, 2024 was primarily related to $71.5 million of net proceeds from the underwritten offering, $25.0 million of proceeds from Ipsen USA upon the purchase of our common stock under the Ipsen Investment Agreement, $1.8 million of net proceeds received from participants in our employee equity plans, and $0.3 million of proceeds received from the exercise of common stock options, partially offset by debt repayment of $4.1 million and a $0.5 million tax payment related to the net shares settlement of vested restricted stock units.

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

We had cash, cash equivalents and marketable securities of $388.3 million and $333.7 million as of September 30, 2024 and December 31, 2023, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, and U.S. agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of September 30, 2024, had an accumulated deficit of $714.4 million. For the nine months ended September 30, 2024 and the year ended December 31, 2023, our net loss was $155.0 million and $106.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into clinical development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our clinical-stage product candidates and the development of our technology platform, including our in-house manufacturing capabilities. Clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of September 30, 2024, we had $388.3 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

•
the timing, progress and results of preclinical and worldwide clinical development activities;
•
the costs associated with the development of our internal manufacturing and research and development facilities and processes;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
our ability to partner luvelta and the economic terms of any such partnership;
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

Additionally, we intend to identify a partner for luvelta who can provide financial resources and expertise for the multi-indication development and commercialization of luvelta. There can be no assurances that we will be able to identify a partner on commercially reasonable terms, or at all. If we cannot partner luvelta on commercially reasonable terms or otherwise finance luvelta development, we may significantly reduce or terminate our luvelta development efforts, which would materially alter our business strategy, and could have a material and adverse effect on our business, financial condition, results of operations and prospects, including a decline in our stock price.

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

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, luvelta and STRO-004. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. In addition, while the REFRαME-O1 Phase 2/3 pivotal trial of luvelta is designed to support a regulatory approval for the treatment of women with platinum resistant ovarian cancer by the FDA or equivalent regulatory agencies, we cannot assure you that the FDA will agree with our conclusions or refrain from requiring additional data prior to approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Additionally, we have in the past and may in the future create benchmark molecules for comparative purposes. For example, we have created a benchmark FRα targeting antibody-drug conjugate, or ADC, using conventional technology that results in a heterogeneous ADC mixture. We have compared luvelta to this benchmark molecule in multiple preclinical models. We believe the results of these tests help us understand how the therapeutic index of luvelta compares to competitors’ product candidates. However, we cannot be certain that any benchmark molecule that we create is the same as the molecule we are attempting to recreate, and the results of the tests comparing any such benchmark molecule to any other potential or current product candidate may be different than the actual results of a head-to-head test of any such other potential or current product candidate against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of our potential or current product candidates, and to understand their therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

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

Our existing collaborations with Astellas, Ipsen, Vaxcyte and Tasly are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, fail to fulfill their contract obligations, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into collaborations with other biotechnology companies to develop or commercialize several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. A substantial portion of our revenue to date has been derived from our collaborations, and a significant portion of our future revenue and cash resources is expected to be derived from some of these agreements, our royalty monetization agreement (the "Purchase Agreement"), with an affiliate of Blackstone Life Sciences, or Blackstone, or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements or royalty monetization agreement, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, each of EMD Serono, BMS and Merck elected not to continue the development of their licensed candidates and Astellas decided not to nominate a third program under our collaboration, each such decision was noted as based on strategic portfolio considerations. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel, proprietary cell-free production technologies to supply our planned preclinical and clinical trials. However, before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed clinical trial use of our product candidate luvelta and others of our or our partners’ product candidates, portions of which are manufactured in our San Carlos manufacturing facility; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

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

Manufacturing is a vital component of our business strategy. To ensure timely and consistent product supply, we currently use a hybrid product supply approach wherein certain elements of our product candidates are manufactured internally at our manufacturing facilities in San Carlos, California, and other elements, including raw and intermediate materials, are manufactured at qualified third-party CMOs. Since our own manufacturing facilities may be limited or unable to manufacture certain of our preclinical and clinical trial product materials and supplies, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborator’s needs. For example, we have entered into a manufacturing agreement with EMD Millipore Corporation to perform conjugation of the applicable linker-warhead with the antibody component of our luvelta product candidate. Further, we have entered into a manufacturing agreement with Boehringer Ingelheim Biopharmaceuticals GmbH for commercial scale manufacture of the antibody component of luvelta. We have also entered into agreements with Capua Bioservices, S.p.A. and with AGC Biologics GmbH for the manufacture of certain reagents used in the manufacture of our products with our XpressCF® and XpressCF+® platforms. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Further, while efforts are made to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected product candidates. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, in June 2023, we announced our Purchase Agreement with Blackstone and in April 2024 we announced our License Agreement with Ipsen.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.

If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. For example, as we are developing luvelta for treatment of patients having ovarian cancer with elevated FRα expression levels, we are likely to be required to obtain FDA approval or clearance of a companion diagnostic, concurrent with approval of luvelta, to test for elevated FRα expression. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. We have entered into an agreement to develop diagnostic assays suitable for use as a companion diagnostic for luvelta. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization. We may also be required to demonstrate to the FDA the predictive utility of the companion diagnostic—namely, that the diagnostic selects for patients in whom the biologic therapy will be effective or more effective compared to patients not selected for by the diagnostic.

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

We are aware of several companies that are developing ADCs, cytokine derivatives, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same target as luvelta. For example, Immunogen recently received approval for a folate receptor α targeted ADC, mirvetuximab soravtansine (Elahere®) and was subsequently acquired by Abbvie Inc. In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs; and we anticipate more FRα-targeting ADCs and other potential FRα-targeting modalities to be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than folate receptor α for the treatment of the same indications for which we are developing luvelta. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

As of September 30, 2024, we had 306 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and began our first clinical trial in 2018. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Further, some of our employees work remotely from time to time, which presents certain risks to our business. For example, remote work presents significant demands on our information technology resources and systems and can be at risk for phishing and other malicious activity, which can result in an increase to the number of points of potential exposure, such as laptops and mobile devices, that need to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.

In our ongoing efforts to innovate and optimize operational efficiency, we have integrated AI into various aspects of our workplace. For example, we are implementing AI machine learning for email behavioral monitoring. While AI presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Proper use of AI can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, unknown or zero-day software vulnerabilities, and potential regulatory non-compliance, could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. We are committed to implementing robust governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the "2017 Tax Act"), enacted many significant changes to the U.S. tax laws. Beginning in 2022, the 2017 Tax Act eliminates the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. based and non-U.S. based research and development expenditures over five and fifteen years, respectively, pursuant to IRC Section 174. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. We also cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States, and governments may not guarantee all depositors if such financial institutions were to fail, in the event of bank closures and continued instability in the global banking system. Any future adverse developments in the global banking system could directly or indirectly negatively impact our business, financial condition, results of operations and prospects. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.

Our financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board (the "FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the

FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this new accounting standard as of January 1, 2019. Any difficulties in implementing this guidance could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Additionally, the implementation of this guidance or a change in other principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Intellectual Property

If we are not able to obtain, maintain and enforce sufficient patent and other intellectual property protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our, our licensor’s and our collaborators’ ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We, our licensors and collaborators may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we, our licensors and collaborators may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we, our licensors and collaborators will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is also possible that we, our licensors, and our collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. Also, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we, our licensors or collaborators were the first to make the inventions claimed in our patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such patents rights may otherwise become invalid. Composition of matter patents for biological and pharmaceutical therapeutic candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our therapeutic candidates will be considered patentable by the United States Patent and Trademark Office (the "USPTO") or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our therapeutics for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

We generally file a provisional patent application first (a priority filing) at the USPTO. An international application under the Patent Cooperation Treaty (the "PCT") is usually filed within twelve months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in the United States, EU, Japan, Australia and Canada and, depending on the individual case, also in any or all of, inter alia, Brazil, China, Hong Kong, India, Israel, Mexico, New Zealand, South Africa, South Korea and other jurisdictions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

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

European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (the "UPC"). This will be a significant change in European patent practice. As the UPC is a new court system, there is very limited precedent for the court, increasing the uncertainty of any litigation. Limited information is available to make judgments about advantages and disadvantages of either opting into or remaining out of UPC jurisdiction; either choice may ultimately prove to have significant implications as to cost, enforceability and scope of protection, among other factors, for applicable European patents.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes. For example, these cases may result in increased litigation by companies against the FDA, and impact the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

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

Recently, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which allows, among other things, HHS to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source small molecule therapeutics) can qualify for negotiations, with the negotiated price taking effect two years after the selection year. CMS selected the Medicare Part D drugs for negotiation in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. The price cap for each of these drugs, which cannot exceed a statutory ceiling price, will come into effect on January 1, 2026. Negotiations for Medicare Part B products begin in 2026, with the negotiated price taking effect in 2028. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations, and by October 1, 2023, each manufacturer of the selected drugs signed a manufacturer agreement to participate in the negotiations. The IRA also penalizes drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions are taking effect progressively starting in 2023, although they may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and our product candidates.

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

We maintain a quantity of sensitive information, including confidential business and patient health information in connection with our clinical trials that are subject to US and international laws and regulations governing the privacy and data protection of such information. Each of these laws is subject to varying interpretations and subject to evolving regulations. For example, the EU and United Kingdom (the "UK") GDPR, which applies extraterritorially, imposes several strict requirements for controllers and processors of personal information, which include higher standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information) and pseudonymized (i.e., key-coded) data, and heightened transfer requirements of personal information from the European Economic Area/UK/Switzerland to countries not deemed to have adequate data protections laws. Notably, the U.S. is one such country as of January 1, 2024, although effective July 10, 2023, the new EU-U.S. Data Privacy Framework (the "DPF"), has been recognized as adequate under EU law to allow transfers of personal data from the EU (as well as the U.K. and Switzerland) to certified companies in the U.S. However, the DPF is likely to face legal challenge at the Court of Justice of the European Union which could cause the legal requirements for personal data transfers from the Europe to the U.S. to become uncertain once again. We will monitor these legal developments and continue to use best practices to follow established European legal standards to conduct cross-border transfer of personal data. The GDPR also provides that countries in the European Economic Area may establish their own laws and regulations further restricting the processing of certain personal information, including genetic data, biometric data, and health data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (approximately $22.6 million) or 4 percent of the annual global revenues of the noncompliant company, whichever is greater.

In the United States, in addition to HIPAA, various federal (for example, the Federal Trade Commission) and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security that may conflict or be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than existing federal, international, or other state laws. For example, California, which continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act (the "CCPA"), as amended by the California Privacy Rights Act, took effect in January 2023 and may be subject to additional regulations promulgated through a newly created enforcement agency called the California Privacy Protection Agency (the "CPPA"). Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the CPPA and California Attorney General, the latter still retaining some CCPA enforcement authority. Following California’s lead, several other states have enacted privacy laws in recent years. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed in Congress.

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

In addition, our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Furthermore, our amended and restated bylaws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). While the Supreme Court of the State of Delaware has held that such provisions are facially valid under Delaware law, there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case; application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”) must be brought in federal court and cannot be brought in state court.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the "Exchange Act"). It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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
•
general economic uncertainty and capital markets disruptions, including changes in interest rates, a change in the U.S. presidential administration, rising inflation, potential instability with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, which have been substantially impacted by regional geopolitical instability due to the impact of geopolitical tensions and the ongoing military conflicts around the world;
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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Additionally, we may be subject to stockholder activism, which can be costly and time-consuming, disrupting our operations and diverting the attention of management and may lead to additional compliance costs and impact the manner in which we operate our business. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. In order to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.

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

We became a “smaller reporting company” as of December 31, 2022. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures. As a smaller reporting company and a “non-accelerated filer”, we still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense. Based on our annual revenue for the 2023 fiscal year, and the market value of our non-affiliated common stock, we expect to be an “accelerated filer” and a smaller reporting company as of December 31, 2024. As such, we will be required to comply with Section 404(b) of the Sarbanes-Oxley Act for our annual report on Form 10-K for the period ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: November 13, 2024	By:	/s/ William J. Newell
William J. Newell
Chief Executive Officer

Date: November 13, 2024	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer