Form 10-K
period 2024-12-31
SUTRO BIOPHARMA, INC.
filed 2025-03-13
CIK 1382101

w,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2024 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $2.93 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $237.8 million.

The number of shares of the registrant’s common stock outstanding as of March 6, 2025, was 83,775,336.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” in this Annual Report on Form 10-K. Some of these risks include:

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
•
Our business is dependent on the success of our product candidates, including STRO-004, which is generated from our proprietary XpressCF® and XpressCF+® platforms.
•
If we do not achieve our development goals in the timeframes we anticipate and project, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•
Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.
•
We depend on our information technology systems, and any failure of these systems, or those of our contract research organizations, or CROs, third-party vendors, or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.
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

PART I

Item 1. Business

Overview

We are an oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs, enabled by our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site-specific conjugation platform, XpressCF+®. We aim to design and develop therapeutics using the most relevant and potent modalities, including ADCs, bispecific ADCs, immunostimulatory ADCs, or iADCs, and dual conjugate ADCs, or ADC2s. Our molecules are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe that our platform allows us to accelerate the discovery and development of potential first-in-class and/or best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by creating medicines with improved therapeutic profiles for areas of unmet need.

Our highest priority wholly owned product candidate is STRO-004. This preclinical product candidate is a single homogeneous ADC directed against tissue factor, or TF, which we intend to develop for the treatment of solid tumors. We anticipate submission of an Investigational New Drug Application, or IND, to the U.S. Food and Drug Administration, or FDA, for STRO-004 in the second half of 2025.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, including an immunostimulatory ADCs collaboration with Astellas Pharma Inc., or Astellas, a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS; a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”), or EMD Serono. Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, Inc., or Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. We also have a preclinical product candidate, STRO-003, rights to which we licensed to Ipsen Pharma SAS, or Ipsen, in 2024. STRO-003 is intended to be developed for the treatment of solid tumors and we anticipate submission of an IND in connection with this program in 2025. We believe our XpressCF® platform is the first and only current Good Manufacturing Practices, or cGMP, compliant and scalable cell-free protein synthesis technology that has resulted in multiple product candidates in clinical development. We believe key advantages of our cell-free protein synthesis platform over conventional biologic drug discovery and development include:

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

The benefits of our XpressCF® and XpressCF+® platforms have resulted in collaborations with leaders in the field of oncology, including Ipsen, Astellas, Merck, BMS and EMD Serono. In 2024, we entered into an Exclusive License Agreement with Ipsen granting Ipsen worldwide rights to develop and commercialize STRO-003. In 2022, we entered into a License and Collaboration Agreement with Astellas for the development of immunostimulatory ADCs for up to three biological targets. In 2024, Astellas notified us that it would not be nominating a third target program; preclinical development of the immunostimulatory ADCs directed to the first two targets remains ongoing.

Our research collaborations with Merck, BMS, and EMD Serono all resulted in development candidate molecules that entered clinical development. As part of our partners’ strategic portfolio review processes, each elected to terminate further clinical development of the candidate molecules following Phase 1 clinical studies. Through December 31, 2024, we have received an aggregate of approximately $980 million in payments from all of our collaborations, which includes approximately $79 million in investments in our stock. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery, preclinical development and manufacturing capabilities for the creation of novel therapeutics.

From 2018 through February 2025, we had been developing luveltamab tazevibulin, or STRO-002 or luvelta. In March 2025, we conducted a strategic review of our product portfolio. Following this review, we made the strategic decision to deprioritize additional investment into luvelta development, though we continue to explore potential partnership opportunities to make luvelta available to patients who may benefit from luvelta therapy.

In December 2021, we entered into the Tasly License Agreement, as amended in April 2022, to develop and commercialize luvelta in the Greater China territory.

As discussed above, our most advanced asset in preclinical development is STRO-004. We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. Preclinical data suggest that STRO-004 has potent antitumor activity and potential for a differentiated safety profile.

Beyond these programs and collaborations, we are developing a broader pipeline of next-generation protein therapeutics using our XpressCF® and XpressCF+® platforms. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows, with the goal of identifying the best molecule to advance to the clinic. We are also actively pursuing the discovery and development of other novel ADCs and next-generation ADC modalities, including iADCs, bispecific ADCs, and ADC2s.

Our Strategy

Our goal is to use our proprietary XpressCF® platform to create product candidates primarily against clinically validated targets. Key elements of our strategy are to:

•
Advance STRO-004 through clinical development. We anticipate submission of an IND to the FDA for STRO-004 in the second half of 2025. We intend to develop STRO-004 for the treatment of solid tumors, potentially including cervical cancer, head and neck cancer, non-small cell lung cancer, colorectal cancer, and pancreatic cancer. Given that TF is a clinically validated target for cervical cancer, along with STRO-004’s homogeneous design and preclinical anti-tumor activity and toxicity data, we believe it has the potential to be a best-in-class TF-targeted ADC and provide benefit to a broader patient population than approved TF-targeting agents, as well as potentially greater activity, stability and/or safety as compared to other investigational agents in development.
•
Pursue strategic partnerships to maximize the potential value of our pipeline. We have assembled a management team with extensive experience in the biopharmaceutical industry, including drug discovery and development through commercialization, and our plan is to independently, or through partnerships, pursue the development and commercialization of our product candidates, to the extent possible. As we continue to advance our product candidates, we may opportunistically pursue additional strategic partnerships that maximize the value of our pipeline, including relationships, when possible, to potentially co-develop and co-commercialize one or more of our product candidates.
•
Develop a diverse pipeline of novel product candidates with optimized therapeutic profiles. We intend to continue to build a broad pipeline of optimally designed, next-generation protein therapeutics, initially for cancer, using our XpressCF® and XpressCF® platforms. Our cell-free-based protein synthesis system enables the rapid and systematic evaluation of protein structure-activity relationships, which we believe will accelerate the discovery and development of molecules. We aim to take advantage of the most potent modalities, focusing primarily on ADCs, iADCs, bispecific ADCs and ADC2s, to create drugs that are directed primarily against clinically validated targets where the current standard of care is suboptimal.

7

•
Strategically pursue additional collaborations to broaden the reach of our XpressCF® and XpressCF+® platforms. To maximize the value of our XpressCF® and XpressCF+® platform technology, we have entered into multi-target, product-focused collaborations with leaders in the field of oncology, including an iADC collaboration with Astellas, a cytokine derivatives collaboration with Merck, a BCMA ADC collaboration with BMS and a MUC1-EGFR ADC collaboration with EMD Serono. We intend to selectively enter into additional research collaborations with partners who are seeking efficient and effective drug discovery and manufacturing capabilities for the development of novel therapeutics. We intend to retain, to the extent possible, certain development and commercial rights to maximize the future potential value of product candidates discovered and developed using our XpressCF® platform.
•
Strategically position our XpressCF® platform as a preferred alternative to conventional methods for manufacturing proteins for both research and clinical use. To further enhance the value of our XpressCF® platform, we intend to explore granting nonexclusive access to our technology platform to potential licensees who are seeking access to efficient and effective drug discovery and manufacturing solutions, particularly those that can benefit from our XpressCF+® conjugation technology.

Cancers Remain a Major Unmet Medical Need

Cancers are the second leading cause of mortality in the United States and the leading cause of death for those under 65 years of age. The American Cancer Society estimated that there would be greater than 2 million new cases of cancer diagnosed and approximately 618,000 people would die of cancer in the United States in 2025.

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

Over the last twenty years, new paradigms of cancer research and treatment have emerged to address the limitations of existing treatments. Some of the most promising new approaches involve biologic therapies, including ADCs. ADCs have shown promise over the last decade with twelve currently marketed products in the United States and over 200 ADC candidates investigated in the clinic. ADCs use the foundation of monoclonal antibodies and small molecule drugs by targeting the delivery of chemotherapeutics to the tumor. They have shown clinical benefit in hematological and solid tumors and often have a better safety profile than systemically delivered chemotherapeutics. We believe our XpressCF® platform will provide enhanced therapeutic approaches for treating cancer to address these unmet needs and are exploring next generation biologics, including ADCs, iADCs, and ADC2s. The expectation is that multiple therapeutic modalities will be used in novel combinations to treat patients and provide the most potent anti-cancer effect.

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

Currently, there are approximately 250 ADCs being investigated in clinical development. Kadcyla and Adcetris were the first of the new generation of ADCs to be approved for the treatment of specific subsets of breast cancer and lymphoma, respectively. Several more ADCs are currently on the market in the U.S.: Besponsa, Mylotarg, Polivy, and Zynlonta were approved for the treatment of specific subsets of leukemia and lymphoma; Padcev was approved for the treatment of bladder and urinary tract cancers; Enhertu and Trodelvy were approved for the treatment of breast cancer as well as gastric and urinary tract cancers respectively; Tivdak was approved for the treatment of cervical cancer; Elahere was approved for the treatment of ovarian cancer; and Datroway was approved for the treatment of a subset of breast cancer in January 2025. These approved therapies demonstrate that ADCs have an emerging role in the armamentarium of cancer therapeutics.

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
•
Lack of Tumor Specificity Due to Linker Design. One of the major challenges in ADC technology has been to develop linking chemistries that ensure that warheads are only released from the antibody within the tumor microenvironment, and not released within the blood or healthy tissue as the ADC is delivered systemically and travels through the body. We believe that safer ADCs can be developed by utilizing non-natural amino acids that enable state-of-the-art chemistries to ensure that the warhead is not prematurely released. In addition, linker chemistries that rely on proteinases preferentially expressed in the tumor such as cathepsin and β-Glucuronidase, can provide more tumor specific release of the active catabolites and a resulting better safety profile.

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
•
Limitations of Topo1 inhibitor payloads. When compared to first generation, tubulin inhibitor-based ADCs such as T-DM1, exatecan-delivering ADCs, such as Enhertu or raludotatug deruxtecan, or R-DXd, display significant improvements in safety and efficacy measures observed in preclinical and clinical studies. Despite the progress made, serious adverse events and efficacy challenges remain. For example, upon prolonged treatment with DXd-based ADCs, a small but significant fraction of patients develop interstitial lung disease, or ILD. This adverse event is observed independent of the tumor antigen targeted by the ADC. ILD is difficult to treat and can be fatal if not detected in a timely manner. One potential cause of ILD is Fc gamma-mediated uptake of ADCs by alveolar macrophages in the lung, causing internalization followed by payload release, ultimately leading to ILD.
•
Low potency of exatecan-delivering ADCs: Exatecans are, in general, less potent inducers of tumor cell death compared to tubulin inhibitors. Therefore, low copy number tumor antigens and/or antigens with low internalization rates may be poor targets for exatecan-based ADCs due to low potency.

Dual conjugations to enable iADC and ADC2 modalities to address current limitations of conventional ADCs and to optimize the therapeutic index, or TI

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

In addition to immune modulators, additional payloads can be incorporated into our dual conjugation approach. These ADC2 payloads are focused on validated targets that are upregulated in tumors that do not respond well to existing therapies. Our goal is to provide more durable responses in hard-to-treat tumors by combining two payloads that may overcome the onset of resistance towards single payload ADCs reported in clinical meetings. The therapeutic benefit of combining microtubule inhibitors, or MTIs, with exatecan-based ADCs has been demonstrated in the clinic by admixing of two ADCs with either an MTI or exatecan-based payload. We believe that the use of payloads that induce tumor cell death via different mechanism of action may reduce or delay development of resistance to either one of the payloads. We are also exploring dual-payload concepts combining inhibitors of DNA repair with exatecan-based payloads. We believe that blocking alternative signaling pathways by combining DNA Double-strand repair inhibitors, or DDRis, with exatecan-based payloads is a promising dual payload approach for BRCA1/2 mutant tumors.

Our Proprietary XpressCF® Platform

While ADCs, iADCs, and ADC2s hold significant promise, drug developers working with these complex biologics face significant design and development challenges. Optimizing these complex biological structures is a challenging, trial and error process that requires the refinement of several properties in tandem. This iterative process is cumbersome and fraught with significant limitations. As a result, the drug candidate nominated for development is often plagued by inefficient design properties, which then translates to a suboptimal therapeutic index when investigated in the clinic.

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

Our Collaborations Validate Our Technology

Our XpressCF® platform has garnered the attention of leading pharmaceutical and biopharmaceutical companies and resulted in collaborations to discover and develop novel therapeutics. We have leveraged these strategic partnerships to extend our own capabilities and broaden the scope of our XpressCF® platform. Through December 31, 2024, all of our collaborations have provided us with an aggregate of approximately $980 million in payments, which includes approximately $79 million in investments in our stock. Our currently active collaborations include:

•
Ipsen Relationship. We have granted Ipsen the right to develop and commercialize STRO-003, an ADC targeting ROR1.
•
Astellas Collaboration. The collaboration and license agreement with Astellas covers the discovery and development of immunostimulatory antibody-drug conjugates for two biological targets.
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

14

•
Our Pipeline of Product Candidates and Discovery/Preclinical Programs

Our current product candidates and Discovery and Preclinical stage programs, all based on our proprietary XpressCF® platform, are summarized in the chart below:

Our Product Candidates

STRO-004, An ADC Directed Against Tissue Factor

Our lead developmental asset is STRO-004. STRO-004 is a TF-targeting ADC for the treatment of TF-expressing solid tumors, potentially including cervical, lung and breast cancer. STRO-004 is an anti-TF human IgG1 antibody conjugated using our XpressCF+® platform technology to a cleavable DBCO-PEGylated β-glucuronidase-exatecan linker-payload, at a DAR of approximately eight. There is an approved ADC targeting TF, TIVDAK®, developed by Seattle Genetics and GenMab A/S, which is approved for the treatment of recurrent or metastatic cervical cancer. In preclinical in vitro and in vivo studies benchmarking STRO-004 against a TIVDAK® surrogate molecule, we observed comparable antitumor activity but achieved 5- to 10-fold higher dose levels in nonhuman primate safety studies for STRO-004. Therefore, we believe that STRO-004 has the potential for an improved clinical therapeutic index over existing standard of care. We believe these features present a unique opportunity for clinical development of STRO-004 to address unmet medical needs in cervical, lung and breast cancer patients.

We believe STRO-004 has been precisely designed and optimized to provide the potential for a best-in-class ADC targeting TF. Our proprietary non-natural amino acid, which provides the substrate for conjugation to our proprietary β-glucuronidase cleavable exatecan linker warhead, has been placed at what we believe are the optimal sites in the amino acid sequence of our high affinity anti-TF antibody, resulting in enhanced performance and stability in preclinical in vitro and in vivo models. These models also suggest that our β-glucuronidase cleavable linkers may provide greater tumor specificity and enhanced tolerability relative to a protease-cleavable linker delivering an exatecan payload. In particular, in a nonhuman primate safety study, we did not observe neutropenia, ocular toxicity signals or ILD signals, even in the highest dose cohort for STRO-004. Finally, our preclinical testing has shown that the exatecan payload delivered by STRO-004 elicits potent tumor cell killing, bystander activity and immunogenic cell death, which we believe may provide meaningful clinical benefit to patients.

STRO-004 Business Opportunity

We believe TF is a favorable target for an ADC due to its limited normal tissue expression, as well as its prevalence in solid tumors, including cervical cancer. Its expression is correlated with poor prognosis in different cancers.

STRO-003, An ADC Directed Against ROR-1

In 2022, we nominated STRO-003 for further development and in 2024, we licensed the rights to develop and commercialize STRO-003 to Ipsen. STRO-003 is a ROR1-targeting ADC for the treatment of ROR1-expressing solid tumors, including triple negative breast cancer, or TNBC, non-small cell lung cancer, or NSCLC, and ovarian cancer. STRO-003 is an anti-ROR1 human IgG1 antibody conjugated using our XpressCF+® platform technology to a cleavable DBCO-PEGylated β-glucuronidase-exatecan linker-payload, at a DAR of approximately eight. Currently, there are no therapeutics approved that specifically target ROR1, although there is one ROR1-targeting ADC, zilovertamab vedotin, or ZV, also known as MK-2140, or VLS-101, in Phase 2 testing targeting diffuse large B-cell lymphoma, or DLBCL, mantle cell lymphoma, or MCL, NSCLC, and breast cancer. Based on preclinical in vitro and in vivo data, we believe that STRO-003 has the potential for an improved therapeutic index compared to ZV. We believe these features present a unique opportunity for clinical development of STRO-003 to address unmet medical needs in hematological malignancies, ovarian cancer, TNBC and NSCLC.

We believe STRO-003 has been precisely designed and optimized to provide the potential for a best-in-class ADC targeting ROR-1. Our proprietary non-natural amino acid, which provides the substrate for conjugation to our proprietary β-glucuronidase cleavable exatecan linker warhead, has been placed at what we believe are the optimal sites in the amino acid sequence of our high affinity anti-ROR1 antibody, resulting in enhanced performance and stability in preclinical in vitro and in vivo models. These models also suggest that our β-glucuronidase cleavable linkers may provide greater tumor specificity and enhanced tolerability relative to a protease-cleavable linker delivering an exatecan payload. In particular, in a nonhuman primate safety study, we did not observe neutropenia, ocular toxicity signals or lung toxicity signals even in the highest dose cohort for STRO-003. Finally, our preclinical testing has shown that the exatecan payload delivered by STRO-003 elicits potent tumor cell killing, bystander activity and immunogenic cell death, which we believe may provide meaningful clinical benefit to patients.

STRO-003 Business Opportunity

We believe ROR1 is a favorable target for an ADC due to its limited normal tissue expression, as well as its prevalence in solid tumors and B cell malignancies, including chronic lymphocytic leukemia, or CLL, DLBCL, MCL, TNBC, NSCLC, and ovarian cancer. Its expression is correlated with poor prognosis in different cancers. Currently, there are no approved therapeutics that specifically target ROR1, but it is a target of increasing interest with several clinical-stage ADCs in development, including ZV (Phase 2), NBE-002 (Phase 1), and CS5001 (Phase 1). If STRO-003 is successfully developed and commercialized by Ipsen, we will receive development, regulatory and commercialization milestone payments and royalties based on net sales by Ipsen.

Additional Discovery Efforts

We are also actively researching to identify new ADCs and ADC2s to add to our pipeline. We have multiple ADC discovery programs ongoing using our XpressCF+® platform. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypotheses in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic. We have also expanded our ADC technology platform to include iADCs and ADC2s. For iADCs, our XpressCF+® platform has enabled a groundbreaking technology to engineer homogeneous, dually-conjugated immunostimulant and cytotoxic warheads on a single ADC molecule. Our novel iADC design is intended to deliver two different drugs directly to the tumor, to not only kill tumor cells but also locally prime an immune response to the patient’s particular tumor cells. We believe that our iADC approach creates a new therapeutic opportunity by combining the best features of an ADC with the biology of a personalized vaccine.

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

Collaboration and License Agreements

Astellas Agreement

In June 2022, we entered into a license and collaboration agreement with Astellas, or the Astellas Agreement, for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, to be identified by Astellas. In June 2024, Astellas notified us that it would not be nominating a third target program. This decision was based on Astellas' strategic portfolio considerations. We will conduct research and preclinical development of any compound (as designated by Astellas) in each of the two programs in accordance with the terms of a research plan between us and Astellas. Astellas will have an exclusive worldwide license to develop and commercialize any such designated compound, subject to our rights to participate in cost and profit sharing in the United States, as described below.

Pursuant to the Astellas Agreement, we received from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million during the year ended December 31, 2022.

We are also eligible to receive up to $422.5 million in development, regulatory and commercial milestone payments for each product candidate, and tiered royalties ranging from low double-digit to mid-teen percentages on worldwide sales of any commercial products that may result from the collaboration, subject to customary deductions under certain circumstances. We can also elect to convert any product candidate into a cost and profit-sharing arrangement, for the United States only. In the event we make such election, we will share commercialization costs and profits relating to such product candidate equally with Astellas in the United States, and no royalties will be due from Astellas for net sales of such product candidates in the United States.

The Astellas Agreement contains customary provisions for termination, including by Astellas for convenience upon 30 days’ written notice and by either party for cause, including for material breach (subject to cure). We have certain reversion rights as to product candidates in connection with certain termination events.

Ipsen Agreement

In March 2024, we entered into an Exclusive License Agreement with Ipsen, or the Ipsen License Agreement, pursuant to which we licensed to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003.

In consideration for the rights and licenses granted to Ipsen in the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $50.0 million in April 2024 and (ii) Ipsen Biopharmaceuticals, Inc. (USA), or Ipsen USA, a fully-owned Affiliate of Ipsen, purchased 4,827,373 shares of the Company’s common stock for $25.0 million, at a price of approximately $5.18 per share, in accordance with the terms set forth in a certain investment agreement by and between the Company and Ipsen USA dated March 29, 2024 (the “Ipsen Investment Agreement”, and, together with the Ipsen License Agreement, the “Ipsen Agreements”).

Further, we are also eligible to receive up to an additional $447.0 million in developmental and regulatory milestone payments, assuming multiple indications, and up to $360.0 million in sales milestone payments, as well as tiered royalty payments ranging from low double-digit to mid-teen digit percentages of annual net sales of STRO-003, subject to certain adjustments specified in the Ipsen License Agreement. The royalty payment obligations under the Ipsen License Agreement expire on a country-by-country basis no earlier than ten years following the first commercial sale of STRO-003 in the applicable country.

Ipsen may terminate the Ipsen License Agreement for convenience with sixty calendar days prior written notice or for certain other specified reasons.

In July 2024, we executed the Transition Services Agreement, or TSA, with Ipsen. The TSA outlines the terms and conditions for transition services requested by Ipsen as part of the Ipsen License Agreement. Further, as part of the transition activities under the TSA, we executed with Ipsen a Material Transfer Agreement, or MTA, to govern the transfer of certain materials to Ipsen for research and development purposes.

In December 2024, we executed the Manufacturing and Supply Agreement, or MSA, with Ipsen. The MSA outlines the terms and conditions for certain manufacturing services, manufacturing transition activities and transfer of the manufacturing technology as part of the Ipsen License Agreement. The pricing is based on an agreed upon cost-plus arrangement.

Vaxcyte (formerly known as SutroVax) Relationship

In 2013, we and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for Vaxcyte, Inc., or Vaxcyte, with which we have a license agreement, a supply agreement, an option agreement and a manufacturing rights agreement related to certain development and manufacturing rights. Under the license agreement, Vaxcyte has the right to use the XpressCF® and XpressCF+® platforms to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. The lead programs for Vaxcyte are VAX-31 and VAX-24, its 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF® and other materials to Vaxcyte.

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

In November 2023, or the Exercise Date, Vaxcyte exercised the Option by submitting written notice thereof to us and concurrently paid us $50.0 million in cash as the first of two installment payments for the Option exercise price. In May 2024, Vaxcyte paid us an additional $25.0 million in cash as the second of two installment payments for the Option exercise price under the Vaxcyte Agreement. Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay us certain additional milestone payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated.

We are eligible for four percent royalties on worldwide net sales of any vaccine candidates for human health use under the license agreement, except for royalties on sales of vaccines for prophylaxis of invasive pneumococcal disease, such as VAX-24 or VAX-31, which are owned by Blackstone, as discussed below. Also, we retain the right to discover and develop vaccines for the treatment or prophylaxis of any disease that is not caused by an infectious pathogen, including cancer. During 2024, we sold 0.7 million shares of Vaxcyte common stock for net proceeds of $74.0 million, and no longer hold any shares of Vaxcyte common stock.

Vaxcyte has the right to terminate the Vaxcyte license agreement for convenience upon prior written notice. Either party may terminate for the other party’s material uncured breach under certain circumstances.

Tasly Relationship

In December 2021, we entered into the Tasly License Agreement with Tasly to grant an exclusive license to develop and commercialize STRO-002 in Greater China. Tasly will pursue the clinical development, regulatory approval, and commercialization of STRO-002 in multiple indications, including ovarian cancer, NSCLC, TNBC, and other indications in Greater China. We retained development and commercial rights of STRO-002 globally outside of Greater China, including the United States.

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

Extract and Reagents

We have historically manufactured our cell-free extract and related reagents in our GMP manufacturing facility in San Carlos, California for our clinical trials and supply commitments. We have identified a contract manufacturing organization, or CMO, to serve as our strategic partner for the production of cell-free extract and have initiated technology transfer to this CMO. Similarly, we have identified a CMO to produce custom reagents used in our cell-free production and have initiated this technology transfer as well. The technology transfer for production of custom reagents was substantially completed in 2023 and the technology transfer for production of cell-free extract was substantially completed in 2024. Given the success of these technology transfers, we are transitioning our extract and reagent manufacturing strategy to an outsourced model and plan to wind down our manufacturing activities in our San Carlos facility no later than the end of 2025.

Drug Substance and Drug Product

Our process development and manufacturing strategies are tailored to rapidly advance our product candidates, including the use of a supply chain of established CMOs to ensure successful execution. The production of antibodies in 2025 will be done by either us or CMOs, depending on our internal cGMP production capacity. We expect to transition these activities entirely to our CMO network by the end of 2025. We have identified multiple CMOs with the ability to produce the antibody component of our products at different scales and we have successfully completed technology transfer of the manufacturing process to one or more of these CMOs. The production of all other necessary elements for the manufacture of our ADC product candidates, and the final manufacture of the ADC drug product, will be handled entirely by CMOs. Our XpressCF+® platform has been successfully used for manufacturing several antibodies containing non-natural amino acids and requires minimal process optimization to support early clinical phase manufacturing. We utilize industry established production steps for the purification of our antibodies. The CMOs we have selected have strong track records in cGMP manufacturing with expertise in clinical or commercial drug manufacturing for cytotoxic agents, large scale manufacture of antibodies, conjugation and fill-finish of therapeutic biologics. All activities from cell-free extract production to formulated drug product are performed to maintain aggressive timelines and minimize delays.

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

We also face substantial competition from biotechnology and biopharmaceutical companies developing products with TF-targeted therapies. The most advanced clinically active agent targeting TF to date has been TIVDAK® (tisotumab vedotin-tftv; TF-011-MMAE), an ADC currently approved for recurrent or metastatic cervical cancer that is composed of a TF-binding antibody linked to the tubulin-disrupting antimitotic agent, MMAE, via a cleavable linker. Other pharmaceutical companies are developing TF-targeted ADCs for the treatment of a broad range of advanced or metastatic cancers, including the indications we may select for STRO-004 development.

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

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our XpressCF® platform, XpressCF+® platform, and product candidates. Our patent portfolio as of December 31, 2024, contained 32 U.S. issued patents and 239 patents issued in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore, and 46 U.S. pending applications, as well as 121 patent applications pending in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore owned solely by us. These patents and patent applications include claims relating to:

Our patent portfolio includes the following families and/or groups of families:

•
XpressCF® Platform. We have approximately 9 patent families related to our XpressCF® platform, which include claims directed to certain bacterial strains and extracts prepared therefrom and methods of producing thereof, extract formulations and methods of making thereof, methods of producing antibodies using prefabricated light chain, and methods of producing high cell density fermentations and extracts prepared therewith. Our issued patents, and any patents that may issue from our pending patent applications, related to our XpressCF® platform are expected to remain in force until various times between October 2033 and December 2045, absent any patent term adjustments or extensions.
•
XpressCF+® Platform and ADC Platform. We have approximately 12 patent families related to our XpressCF+® platform and ADC platform, which include claims directed to para-azidomethylphenylalanine (pAMF) and proteins comprising pAMF, non-natural amino acid tRNA synthetases, antibodies with engineered CH2 domains, antibodies with site-specific glutamine tags, antibodies and antibody fragments containing one or more non-natural amino acids at defined positions in their amino acid sequences, dual conjugates (including iADC and ADC2), and high drug antibody ratio (DAR) conjugates and methods of treating therewith. Our issued patents, and any patents that may issue from our pending patent applications, related to our XpressCF+® platform and ADC platform are expected to remain in force until various times between June 2033 and October 2045, absent any patent term adjustments or extensions.
•
STRO-004. We have approximately 2 patent families related to STRO-004, which include composition of matter and methods of treatment claims directed to our lead product candidate, STRO-004, and composition of matter, methods of treatment, and methods of making claims to exatecan linker-payloads and conjugates. Any patents that issue from these patent applications will expire between June 2043 and October 2044, absent any patent term adjustments or extensions.
•
STRO-003. We have approximately 2 patent families related to STRO-003, which include composition of matter and methods of treatment claims directed to our lead product candidate, STRO-003, and composition of matter, methods of treatment, and methods of making claims to exatecan linker-payloads and conjugates. Our issued patent, and any patents that may issue from our pending patent applications, related to our STRO-003 are expected to remain in force until 2043, absent any patent term adjustments or extensions.

In addition, we have exclusively licensed the following patent portfolio from Stanford: 9 U.S. issued patents and 21 patents issued in ex-U.S. jurisdictions, including Europe, China, Canada, India, Australia, South Korea, Eurasia and Singapore. This patent portfolio includes claims relating to methods related to in vitro protein synthesis that we use in our XpressCF® platform and XpressCF+® platform when discovering, developing and manufacturing our product candidates.

Remaining patents in our patent portfolio licensed from Stanford are expected to expire between March 2025 and January 2028, absent any patent term adjustments or extensions.

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

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2033 to 2043, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2045, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

In addition to patent protection, we also rely on trademark registration, trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our confidential and proprietary information as trade secrets, including through contractual means with our employees, consultants, partners, and contractors, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In many cases our confidentiality and other agreements with consultants, outside scientific collaborators, sponsored researchers and other advisors require them to assign or grant us licenses to inventions they invent as a result of the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions.

Information Security

We seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Our Infosec Governance Committee, comprising senior executives and facilities and information technology employees, and under the supervision of our Audit Committee of our Board of Directors, is responsible for designing, implementing, monitoring and improving the security of our confidential and/or proprietary information. We conduct regular audits of our information security systems, including our on-site and cloud-based information systems and strive to continuously improve the robustness of our security and information recovery systems in the event of, for example, a cyberattack or natural disaster that compromises our data integrity. As part of our security framework, we review publicly available cybersecurity assessments of our third-party partners and vendors to evaluate potential risks. In addition, we conduct regular training and testing of our employees to identify, and report cyberattacks, including phishing and other forms of social engineering. We also maintain a limited insurance policy against cyberattacks that may provide a measure of compensation in the event that we are harmed by an information security attack. Although we have confidence in these individuals, organizations, and systems, our security measures have been breached in the past and may again be breached in the future, and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND and placed the IND on clinical hold within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational biologic to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. In oncology clinical trials, efficacy endpoints are also often explored in Phase 1. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In some instances, trial phases may be truncated or combined into one or more combined-phase or adaptive design trials. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biologic. A single Phase 3 trial may be sufficient in certain oncological conditions, including (i) where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (ii) when in conjunction with confirmatory evidence.

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $4,310,000 for Fiscal Year 2025. The applicant under an approved BLA is also subject to an annual program fee, currently exceeding $403,000 per prescription drug product for Fiscal Year 2025. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track biologic concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits, such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information, the FDA determines after preliminary evaluation of clinical data submitted by the sponsor that the product may be effective, and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the biological product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a product with particular principal molecular structural features to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. In the case of a biological product, the same drug is a drug that contains the same principal molecular structural features. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition.

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

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $540,000 for most PMAs for Fiscal Year 2025. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results between multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals culminated in the enactment of Inflation Reduction Act, or IRA, which among other things, allows the Department of Health and Human Services, or HHS, to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for drugs) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also impose rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and in some cases, designed to encourage importation from other countries and bulk purchasing.

Human Capital Resources

As of December 31, 2024, we had 310 full-time employees and 28 full-time contract employees. Of these employees, 83 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. However, in March 2025, we executed a significant reduction in workforce, which may negatively impact our relationship with our employees going forward.

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

Risks Related to Our Business

We are an early stage biopharmaceutical company with no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are an early stage biopharmaceutical company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk.

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of December 31, 2024, had an accumulated deficit of $786.9 million. For the years ended December 31, 2024 and December 31, 2023, our net loss was $227.5 million and $106.8 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our preclinical and clinical-stage product candidates and the development of our technology platform, including our in-house manufacturing capabilities. Preclinical studies and clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of December 31, 2024, we had $316.9 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

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

37

•
the costs of manufacturing our product candidates and those of our collaborators using our proprietary XpressCF® and XpressCF+® platforms;
•
the cost and timing of regulatory approvals;
•
the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs;
•
our efforts to enhance operational systems and hire and retain key personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and
•
general economic, industry and market conditions, including market volatility, high levels of inflation, changes in interest rates, changes in tariffs and trade restrictions, uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto.

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

We have no products on the market and all of our internal product candidates for cancer therapy are in preclinical development, including our most advanced candidate, STRO-004. Additionally, we have programs that are being evaluated by partners in clinical trials and by us in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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
•
greater than anticipated costs of our preclinical studies and clinical programs;
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

Our business is dependent on the success of our product candidates, including STRO-004, which are generated from our proprietary XpressCF® and XpressCF+® platforms. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, including STRO-004. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The success of STRO-004 and our other future proprietary product candidates will depend on many factors, including the following:

•
successful enrollment of patients in, and the completion of, our clinical trials;
•
receiving required regulatory approvals for the development, manufacturing, and commercialization of our product candidates;
•
establishing our commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•
establishing successful technology transfers and collaborations to develop our product candidates with potential licensees,
•
obtaining and maintaining patent, trademark and trade secret protection and non-patent exclusivity for our product candidates and their components;
•
enforcing and defending our intellectual property rights and claims and avoiding or defending against intellectual property rights and claims from third parties;
•
achieving desirable therapeutic properties for our product candidates’ intended indications;
•
launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;

40

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, commercial and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, such as health epidemics and pandemics, global instability and geopolitical conflicts within regions where our clinical trials are conducted. For example, we may open clinical trial sites in jurisdictions that may face enrollment, operational or other difficulties due to conflicts within the region. In addition, we rely on third party vendors, contractors and consultants to provide services in connection with our clinical trials. If these third parties do not perform their services in a timely or workmanlike manner, our clinical studies may be delayed. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

Our current and prior product candidates have been tested in a relatively limited number of clinical trial patients. We may ultimately discover that our XpressCF® and XpressCF+® platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® and XpressCF+® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+® platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® and XpressCF+® platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+® platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects could result in the delay, suspension or termination of clinical trials by us or regulatory authorities for a number of reasons. In our clinical trials to date, our product candidates have been generally well tolerated, and the most common treatment-emergent adverse events, or TEAEs, that resulted in a treatment delay or dose reduction were reversible neutropenia and myalgia/arthralgia. It is possible that, as we test our product candidates in larger, longer and more extensive clinical trials or as the use of our product candidates becomes more widespread following any regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

If product candidates based on our XpressCF® and XpressCF+® platforms are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC, iADC or ADC2 development and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our ADC product candidates contain cleavable or non-cleavable linker-warhead combinations or novel warheads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF® and XpressCF+® platform prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost, competition in the therapeutic area(s) we have received or may receive approval for, and whether it will otherwise be accepted in the market. Historically, there have been concerns regarding the safety and efficacy of ADCs, and an ADC drug was voluntarily withdrawn from the market for an extended period of time. These historical concerns may negatively impact the perception market participants have on ADCs, including our product candidates. Additionally, the product candidates that we are developing are based on our proprietary XpressCF® and XpressCF+® platforms, which are new technologies. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an ADC product, or a product or treatment based on our novel cell-free production technologies, and the medical community and third-party payors may not be compelled to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on the following, among other factors:

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
•
the availability of a commercially approved companion diagnostic or assay or biomarker to appropriately identify patients that will benefit from treatment;
•
the pricing of our products, particularly as compared to alternative treatments; and
•
the availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

Because our product candidates are based on new technology, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, our estimates regarding potential market size for any indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if any product candidate we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

If we uncover any previously unknown risks related to our iADC and ADC2 technology, or if we experience unanticipated or unsolvable problems or delays in developing our iADC or ADC2 product candidates, we may be unable to complete our preclinical studies and clinical trials, meet the obligations of our collaboration and license agreements, or commercialize our product candidates on a timely or profitable basis. If serious adverse events or unacceptable side effects are observed in preclinical studies or clinical trials of a product candidate based on our iADC or ADC2 technology, or if iADCs or ADC2s were shown to have limited efficacy, our ability to develop other product candidates based on our iADC or ADC2 technology would be adversely affected.

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

45

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

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. Moreover, if a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

We have entered into collaborations with other biotechnology companies to develop or commercialize several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. A substantial portion of our revenue to date has been derived from our collaborations, and a significant portion of our future revenue and cash resources is expected to be derived from some of these agreements, our royalty monetization agreement, or Purchase Agreement, with an affiliate of Blackstone Life Sciences, or Blackstone, or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements or royalty monetization agreement, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, each of EMD Serono, BMS and Merck elected not to continue the development of their licensed candidates, and our existing collaborator, Astellas, decided not to nominate a third program under our collaboration; each such decision was noted as based on strategic portfolio considerations. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases or sales and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations, or the collaborator terminates the collaboration. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. Additionally, antitrust or other competition laws including increased enforcement within the United States in the healthcare space may also limit our ability to enter into collaborations with certain businesses or to fully realize the benefits of strategic transactions. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership, without regard to the merits of the challenge, and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets due to an inability to successfully integrate them with our existing technologies and may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

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

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel, proprietary cell-free production technologies to supply our planned preclinical and clinical trials; however, we are transitioning our extract and reagent manufacturing strategy to an outsourced model and plan to wind down our manufacturing activities in our San Carlos facility no later than the end of 2025.

Before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed clinical trial use of our product candidates and others of our or our partners’ product candidates; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the time frame for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and facility comply with cGMPs or disruptions in our manufacturing processes, implementation of novel in-house technologies or scale-up activities, may delay or disrupt our development efforts.

We have ongoing technology transfers to enable large scale manufacture of extract and the reagents necessary to manufacture our products using our XpressCF® and XpressCF+® platforms. These large-scale technology transfers may fail or be delayed, resulting in impacts to our development timelines and the costs associated with manufacturing our development products.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. We have accordingly relied in some cases and intend to rely in the future on third-party clinical investigators, CROs, clinical data management organizations and consultants to assist or provide the design, conduct, supervision and monitoring of preclinical studies and clinical trials of our product candidates. Because we intend to rely on these third parties and will not have the ability to conduct all preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

Manufacturing is a vital component of our business strategy. To ensure timely and consistent product supply, we currently use a hybrid product supply approach wherein certain elements of our product candidates are manufactured internally at our manufacturing facilities in San Carlos, California, and other elements, including raw and intermediate materials, are manufactured at qualified third-party CMOs. We intend to decommission or otherwise exit our manufacturing facility in San Carlos by the end of 2025 and rely on an external manufacturing strategy where all elements of our product candidates and platform reagents are manufactured by qualified third-party CMOs. It is possible that our operations in the San Carlos facility will be negatively affected by the planned shutdown, impacting the amount or quality of our products made and potentially delaying our clinical trials or otherwise impacting our business.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs and specifications, lot consistency, timely availability of raw materials and other technical challenges. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF® and XpressCF+® platforms. STRO-004 is our most advanced preclinical stage program, and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

52

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

We are aware of several companies that are developing ADCs, cytokine derivatives, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same target as STRO-004. For example, Pfizer has an approved ADC targeting TF, TIVDAK®. In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs, including TF-targeting ADCs; and we anticipate more TF-targeting ADCs and other potential TF-targeting modalities to be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than TF for the treatment of the same indications for which we are developing STRO-004. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

We are highly dependent on the research and development, clinical development, manufacturing, and business development expertise of our management team, advisors and other specialized personnel. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and XpressCF® and XpressCF+® platform technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, particularly in the San Francisco Bay Area, where we are headquartered. Should our competitors recruit our key employees, our level of expertise and ability to execute our business plan would be negatively impacted. Further, if we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly-skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein.

Moreover, in March 2025, management approved a restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. These reductions in our workforce may also make retention of our current personnel both more important and more challenging. These workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise, and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

Further, we recently underwent a leadership transition, which may be viewed negatively by employees, investors and/or our strategic partners. Moreover, any attrition associated with this transition could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations.

As of December 31, 2024, we had 310 full-time employees, prior to our March 2025 restructuring with an associated reduction in workforce, which resulted in a reduction of approximately 50% of our workforce. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As with all companies, we are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, inappropriately share confidential and proprietary information externally, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, use, store and transmit large amounts of confidential and sensitive information, including intellectual property, proprietary business information and personal information (including health related information). We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a security incident (which may include, for example: data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, distributed denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors have access to our information. Despite the implementation of security measures, our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, third-party vendors, contractors and consultants and other third parties on which we rely, are vulnerable to breach, breakdown, damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a formal security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our collaborators, CROs, third party vendors, or contractors or consultants or other third parties on which we rely to mitigate a data security incident and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We have incurred successful phishing attempts in the past, although we believe that these attempts were detected and neutralized without any compromise to our data and prior to any significant impact to our business. We have also implemented measures to prevent such attacks, but we may still be subject to similar attacks in the future. We are also aware of publicly disclosed security breaches at certain third parties on which we rely, though we believe that such security breaches did not compromise our data or materially impact our business. Such security events, whether impacting our systems directly or impacting those of a third party on which we rely, could cause interruptions in our operations, and could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, if we are unable to generate or maintain access to essential patient samples or data for our research, development, and manufacturing activities for our programs, our business could be materially adversely affected.

Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally information, our reputation could be materially damaged, we may be required to formally notify governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws. We could also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information that may result in regulatory scrutiny, fines, private right of action settlements, and other consequences. Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight. Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue.

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

In our ongoing efforts to innovate and optimize operational efficiency, we have integrated AI into various aspects of our workplace. For example, we have implemented AI machine learning for email behavioral monitoring. While AI presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Proper use of AI can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, unknown or zero-day software vulnerabilities, and potential regulatory non-compliance, could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. We are committed to implementing robust governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

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

Our current operations are in two cities in the San Francisco Bay Area, and we, or the third parties upon whom we depend, may be adversely affected by earthquakes, other natural disasters, pandemics, or other catastrophic events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or 2017 Tax Act, enacted many significant changes to the U.S. tax laws. Beginning in 2022, the 2017 Tax Act eliminated the option to currently deduct research and development expenditures and instead required taxpayers to capitalize and amortize U.S. based and non-U.S. based research and development expenditures over five and fifteen years, respectively, pursuant to IRC Section 174. Although there have been legislative proposals to repeal the capitalization requirement or limit it to non-U.S. based research, there can be no assurance that the provision will be repealed or otherwise modified. We also cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change” which is generally defined as a greater than 50% change, by value, in our equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Based on Section 382 studies performed for certain prior periods, we experienced ownership change on each of November 20, 2019 and December 31, 2022, which imposed limitations on the use of our net operating losses arising before those dates. In addition, we may have experienced other ownership changes in the past and may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be further limited.

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

Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. We adopted this new accounting standard as of January 1, 2019. Any difficulties in implementing this guidance could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Additionally, the implementation of this guidance or a change in other principles or interpretations could have a significant effect on our financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Intellectual Property

If we are not able to obtain, maintain and enforce sufficient patent and other intellectual property protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our, our licensor’s and our collaborators’ ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others that cover our product candidates, methods used to manufacture our product candidates, methods for treating patients using our product candidates, pharmaceutical formulations and dosing regimens, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We, our licensors and collaborators may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we, our licensors and collaborators may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we, our licensors and collaborators will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is also possible that we, our licensors, and our collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. Also, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we, our licensors or collaborators were the first to make the inventions claimed in our patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such patents rights may otherwise become invalid. Composition of matter patents for biological and pharmaceutical therapeutic candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our therapeutic candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our therapeutics for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

In addition, our in-licensed patents may be subject to a reservation of rights by the licensor, its affiliates and one or more third parties. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties or allow third parties to use our licensed technology. In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

Therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems are a relatively new scientific field. We have obtained grants and issuances of, and have obtained a license from a third party on an exclusive basis to, patents related to our proprietary XpressCF® and XpressCF+® platforms. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody-drug conjugates, or components thereof.

As the field of antibody-drug conjugate therapeutics continues to mature, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue and, if they do, as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material and adverse effect on our business, financial condition, results of operations and prospects or our ability to successfully compete.

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

We generally file a provisional patent application first (a priority filing) at the USPTO. An international application under the Patent Cooperation Treaty, or PCT is usually filed within twelve months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in the United States, EU, Japan, Australia and Canada and, depending on the individual case, also in any or all of, inter alia, Brazil, China, Hong Kong, India, Israel, Mexico, New Zealand, South Africa, South Korea and other jurisdictions. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

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

European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is very limited precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, our licensors or our collaborators, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country. Limited information is available to make judgments about advantages and disadvantages of either opting into or remaining out of UPC jurisdiction; either choice may ultimately prove to have significant implications as to cost, enforceability and scope of protection, among other factors, for applicable European patents.

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

We, our licensors or collaborators, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. For example, one of our European patents related to technology auxiliary to our XpressCF® platform is involved in an opposition proceeding at the European Patent Office, or EPO, and was revoked by the EPO in 2021. In April 2022, an appeal was filed and in 2024, the Opposition Division decided to maintain our European Patent in amended form. Absent our successful appeal, we would not be able to assert this patent against our competitors practicing otherwise infringing methods in relevant European countries where this patent has been granted. There are many issued and pending patents that might claim aspects of our product candidates and modifications that we may need to apply to our product candidates. There are also many issued patents that claim antibodies, portions of antibodies, linkers, cytotoxins, immunostimulants, or other warheads, or combinations thereof, that may be relevant for the products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be delayed or may not be able to market products or perform research and development or other activities covered by these patents which could have a material and adverse effect on our business, financial condition, results of operations and prospects. We are obligated under certain of our license and collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by use. For example, we are obligated under the Stanford Agreement to indemnify and hold harmless Stanford for damages arising from intellectual property infringement by us resulting from exercise of the license from Stanford. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Because the antibody-drug conjugate therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are further aware of an issued patent, expected to expire in 2034, relating to certain conjugates comprising a genus of hemiasterlin derivatives that may be potentially relevant to products incorporating our hemiasterlin-derived linker-warhead. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for STRO-004, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-004 or any other product candidate. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

69

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

The U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Also, the decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence that is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing product candidates that contain modifications that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, and similar legislative and regulatory bodies in other countries in which we may pursue patent protection, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the Inflation Reduction Act, or IRA, passed by Congress authorizes the Secretary of the U.S. Department of Health and Human Services, or HHS, to negotiate prices directly with participating manufacturers for selected medicines reimbursed by Medicare Part B or Part D even if these medicines are protected by an existing patent. In addition, we may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

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

Although some of our employees have experience in conducting and managing clinical trials from prior employment at other companies, we, as a company, have no prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain

FDA and other approvals is unpredictable but typically takes many years following the commencement of the initial clinical trials, depending upon the type, complexity and novelty of the product candidate and the availability of applicable government resources. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs. We may also be affected by ex-US regulatory requirements, given that our trials may be conducted globally; current and unforeseen new EU-specific clinical trial conduct regulations, such as the In Vitro Diagnostic Regulation, or IVDR, and GDPR, may delay, or increase the difficulty and expense of conducting, our clinical studies.

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

In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA or similar foreign regulatory bodies to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, three decisions from the U.S. Supreme Court in 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and SEC regulations, policies, and decisions may become subject to increasing legal challenges, delays, and changes. For example, these cases may result in increased litigation by companies against the FDA, and impact the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

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

In addition, other legislative changes have been proposed and adopted in the United States federal and state levels to reduce healthcare expenditures, including the Budget Control Act, which, subject to certain temporary suspension periods, imposed 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, that will remain in effect through 2032, unless additional Congressional action is taken, and the Infrastructure Investment and Jobs Act, which added a requirement for manufacturers of certain single-source drugs (including biologics and biosimilars) separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose containers or single-use package drugs) to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation. Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the IRA until January 1, 2032. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap has, in some instances, required pharmaceutical manufacturers to pay more in rebates than they have received on the sale of products.

Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In November 2024, CMS issued a final rule, that decreased Medicare reimbursement for physician services by 2.8%, effective January 1, 2025. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. CMS bundles the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and CMS pays for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. Further, on March 16, 2018, CMS finalized its National Coverage Determination, or NCD, for certain diagnostic laboratory tests using next generation sequencing that are approved by the FDA as a companion in vitro diagnostic and used in a cancer with an FDA-approved companion diagnostic indication. Under the NCD, diagnostic tests that gain FDA approval or clearance as an in vitro companion diagnostic will automatically receive full coverage and be available for patients with recurrent, metastatic relapsed, refractory or stages III and IV cancer. Additionally, the NCD extended coverage to repeat testing when the patient has a new primary diagnosis of cancer.

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

Additionally, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which allows, among other things, HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source small molecule therapeutics) can qualify for negotiations, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part D and Part B inflation rebates. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and our product candidates.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada, and the FDA authorized the first such plan in January 2024, which has been extended until July 2025. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA.

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
•
the Health Insurance Portability and Accountability Act, or HIPAA, which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
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

We maintain a quantity of sensitive and confidential information, including confidential business and patient health information in connection with our clinical trials that are subject to US and international laws and regulations governing the privacy and data protection of such information. Each of these laws is subject to varying interpretations and subject to evolving regulations. For example, the EU and United Kingdom, UK respective General Data Protection Regulations, or GDPR, which apply extraterritorially, impose strict requirements for controllers and processors of personal information, which include high standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information), including in pseudonymized (i.e., key-coded) form, and heightened transfer requirements of personal information from the European Economic Area/UK/Switzerland to countries not deemed to have adequate data protections laws (including the U.S.). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million in the UK) or 4 percent of the annual global revenues of the noncompliant company, whichever is greater.

In the United States, in addition to HIPAA, various federal (for example, the Federal Trade Commission) and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security that may conflict or be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than existing federal, international, or other state laws. For example, California enacted the California Consumer Privacy Act, or as amended, the CCPA which grants individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages. Following California’s lead, over a third of U.S. states have adopted comprehensive privacy and security laws and regulations, which govern the privacy, processing and protection of personal information, including certain specific requirements and laws with respect to health-related information. For example, Washington state has passed the My Health My Data Act, which is focused on the collection of consumer health data, has a broader scope than HIPAA and includes a private right of action. In addition, various comprehensive federal privacy bills have been proposed in Congress.

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

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the licensure of highly similar and interchangeable biosimilar products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve a biosimilar biologic, including the possible designation of a biosimilar as interchangeable, based on its similarity to an existing reference product. The BPCIA provides a period of reference product exclusivity for biological products during which an application for a biosimilar product referencing such products cannot be licensed by the FDA until 12 years after the first licensure date of the reference product. Additionally, a biosimilar application referencing such exclusivity-protected biological products may not be submitted for four years after the first licensure date of the reference product.

During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA licenses a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when and how such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our product candidates.

There is a risk that any product candidates we may develop that are licensed as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated.

Most states have enacted substitution laws that permit substitution of interchangeable biosimilars. The extent to which a biosimilar, once licensed, will be substituted for any one of our reference products that may be approved is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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
•
regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication;
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

If we decide to seek Fast Track Designation by the FDA for any product candidate, even if successful, it may not lead to a faster development or regulatory review or approval process.

As part of our business strategy, we may seek Fast Track Designation for our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program, which may happen in connection with any product candidates if granted Fast Track Designation.

If we decide to seek Orphan Drug Designation for some of our product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for orphan drug exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and therapeutic biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or therapeutic biologic as an orphan drug if it is a drug or therapeutic biologic intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or therapeutic biologic will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as tax advantages and user fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval of the drug to treat the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even if we obtain Orphan Drug Designation for our product candidates in specific conditions, we may not be the first to obtain marketing approval of these product candidates for the orphan-designated condition due to the uncertainties associated with developing pharmaceutical products; in such case, no orphan drug exclusivity would be available unless we could demonstrate “clinical superiority.” In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs or therapeutic biologics with different principal molecular structural features can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug or therapeutic biologic with the same principal molecular structural features for the same condition if the FDA concludes that the later drug or therapeutic biologic is safer, more effective or makes a major contribution to patient care. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug or therapeutic biologic nor gives the drug or therapeutic biologic any advantage in the regulatory review or approval process. In addition, while we may seek Orphan Drug Designation for our product candidates, we may not receive such designations.

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

There is substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. These initiatives could prevent, limit or delay development and regulatory approval, and/or impact commercialization, of our product candidates, which would impact our ability to generate revenue.

FDA-regulated industries, such as ours, face substantial uncertainty regarding the regulatory environment we will face as we proceed with research and development, and possibly in future commercialization, efforts following the inauguration of President Trump in January 2025 (the “Administration”). Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays in or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtaining the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development and sale of new therapeutic products. For example, on January 20, 2025, President Trump announced an executive order establishing the Department of Government Efficiency to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities could adversely affect the funding for existing programs and grants and increase the costs to us of conducting clinical trials. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we or our collaborators become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our operating results.

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

In addition, our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Furthermore, our amended and restated bylaws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or Federal Forum Provision. While the Supreme Court of the State of Delaware has held that such provisions are facially valid under Delaware law, there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case; application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act of 1933, as amended, or Securities Act, must be brought in federal court and cannot be brought in state court.

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

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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
•
general economic uncertainty and capital markets disruptions, including changes in interest rates, a new U.S. presidential administration, rising inflation, changes in tariffs and trade restrictions, potential instability, which have been substantially impacted by regional geopolitical instability due to the impact of geopolitical tensions and the ongoing military conflicts around the world;
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

88

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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, changes in tariffs and trade restrictions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Further, the capital and credit markets may be adversely affected by rising regional geopolitical tensions, and global sanctions imposed in response thereto. Our business and operations may be impacted by the current political instability and military hostilities in multiple geographies including Ukraine, the Middle East and the tensions between China and Taiwan. Moreover, a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Additionally, we may be subject to stockholder activism, which can be costly and time-consuming, disrupting our operations and diverting the attention of management and may lead to additional compliance costs and impact the manner in which we operate our business. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. In order to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.

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

We became a “smaller reporting company” as of December 31, 2022. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures. As a smaller reporting company and an “accelerated filer”, we still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense. Based on our annual revenue for the 2023 fiscal year, and the market value of our non-affiliated common stock, we are an “accelerated filer” and a smaller reporting company as of December 31, 2024. As such, we are required to comply with Section 404(b) of the Sarbanes-Oxley Act for our annual report on Form 10-K for the period ended December 31, 2024.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Our board recognizes the critical importance of maintaining the trust and confidence of our patients, business partners and employees. Our board is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management, or ERM. Through our ERM program, risks are identified, assessed and managed at the organization level, mission and business process level, and information system level. Our cybersecurity program, policies and procedures are fully integrated into our ERM program and are maintained in accordance with industry good standards. We also have an Information Security program that more specifically addresses cybersecurity risks and is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

Although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any cybersecurity threats that have materially affected or are likely to affect us, including our business strategy, results of operations or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the "Risk Factors" disclosures in Item 1A of this Annual Report on Form 10-K.

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

We also have a manufacturing facility and manufacturing-support facility in San Carlos, California, where we lease a total of approximately 29,600 square feet of space in two buildings. In June 2021, we extended the lease of the manufacturing facility and manufacturing-support facility for a period of five years. The lease on such facilities will expire in July 2026 and June 2026, respectively, and both lease terms include the option to renew the lease for an additional five years. However, we are currently planning to wind down our manufacturing activities in our San Carlos facility no later than the end of 2025.

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

Holders of Record

As of March 6, 2025, there were approximately 63 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are an oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs, enabled by our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site-specific conjugation platform, XpressCF+®. We aim to design and develop therapeutics using the most relevant and potent modalities, including ADCs, bispecific ADCs, immunostimulatory ADCs, or iADCs, and dual conjugate ADCs, or ADC2s. Our molecules are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe that our platform allows us to accelerate the discovery and development of potential first-in-class and/or best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by creating medicines with improved therapeutic profiles for areas of unmet need.

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices, or cGMP, compliant manufacturing facility or in the facility of one of our contract development and manufacturing organization, or CDMO, partners. We have the ability to manufacture our proprietary cell-free extract that supports our production of proteins on a large scale using a semi-continuous fermentation process.

Our highest priority wholly-owned preclinical product candidate is STRO-004. This product candidate is a single homogeneous ADC directed against tissue factor, or TF, which we intend to develop for the treatment of solid tumors. We anticipate filing an IND for STRO-004 in the second half of 2025.

We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. Preclinical data suggest that STRO-004 has potent antitumor activity and the potential for a differentiated safety profile. Our other preclinical assets include an ADC targeting Integrinβ6 and ADC2s, and iADCs. We plan to file three INDs over the next three years, including for STRO-004.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, with our ongoing relationships that include licensing to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003. STRO-003 is intended to be developed for the treatment of solid tumors and we anticipate filing of an IND in connection with this program in 2025. In addition, we have an ongoing iADC collaboration with Astellas.

Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. The lead programs for Vaxcyte are VAX-31 and VAX-24, its 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF® and other materials to Vaxcyte. In June 2023, we entered into a purchase and sale agreement, or the Purchase Agreement with Blackstone, in which Blackstone acquired the right to receive our 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, such as VAX-24 and VAX-31. Following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of an amendment to the licensing agreement, the revenue interest in the 4% royalty on potential future sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to us. Thus, we retain the right to receive a 4% royalty on sales of Vaxcyte’s products other than PCV products. In November 2023, Vaxcyte exercised its option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

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

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $238.5 million and a net loss of $227.5 million for the year ended December 31, 2024, which net loss included the non-operating, realized gain of $32.1 million related to the sale of our holdings of Vaxcyte common stock. We had a loss from operations of $89.3 million and net loss of $106.8 million, which net loss included the non-operating, unrealized gain of $9.9 million related to our holdings of Vaxcyte common stock, for the year ended December 31, 2023. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of December 31, 2024, we had an accumulated deficit of $786.9 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect a short-term reduction in operating expenses as we strategically reprioritize our resources. However, over the long term, we anticipate an increase in our operating expenses as we advance our product candidates through clinical development, seek regulatory approvals for our product candidates, engage in other research and development activities, expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. In light of our current resources and the cost of development, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development activities and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2022 is included in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 25, 2024.

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck, Astellas, Vaxcyte, Ipsen, EMD Serono, BioNova, and Tasly, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators.

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

	Year ended December 31,
	2024	2023
	(in thousands)
Internal costs:
Research and drug discovery	$40,887	$34,822
Process and product development	24,440	20,810
Manufacturing	47,864	44,176
Clinical development	15,842	12,601
Total internal costs	129,033	112,409
External Program Costs:
Research and drug discovery	3,879	3,955
Process and product development	1,936	3,052
Manufacturing	76,718	36,085
Clinical development	40,477	24,924
Total external program costs	123,010	68,016
Total research and development expenses	$252,043	$180,425

We expect a reduction in research and development expenses as we strategically reprioritize our resources. However, over the longer term, we anticipate such expenses would increase as we advance our product candidates through clinical development, and continue to develop our external manufacturing capabilities.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resources, audit, accounting and tax services and allocated facilities and IT-related costs. Personnel costs include salaries, employee benefits and stock-based compensation. We expect to incur expenses operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on the Nasdaq Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. We expect a reduction in general and administrative expenses as we strategically reprioritize our resources. However, over the longer term, we anticipate such expenses would increase as we advance our product candidates through clinical development and toward potential commercialization.

Interest Income

Interest income consists primarily of interest earned on our invested funds.

Unrealized Gain (Loss) on Equity Securities

Unrealized gain (loss) on equity securities consists of the remeasurement of our investment in Vaxcyte common stock.

Non-cash interest expense related to the sale of future royalties

Non-cash interest expense related to the sale of future Vaxcyte royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method. As further described in the financial statements in Note 9. Deferred Royalty Obligation related to the Sale of Future Royalties, in June 2023, we entered into the Purchase

Agreement with Blackstone, pursuant to which we sold to Blackstone our 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte’s PCV products, such as VAX-24 and VAX-31.

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

Income Taxes

We recorded an income tax charge of $2.4 million during the year ended December 31, 2024. The income tax charge was primarily due to prior period tax provision to return adjustment.

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

All other income tax charges and benefits for the years ended December 31, 2024 and 2023 have been immaterial, primarily due to the net loss in each year.

Our deferred assets continue to be subject to full valuation allowance for the tax years ended December 31, 2024 and 2023. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, future tax rates, projected future taxable income, tax-planning strategies, and results of recent operations.

Comparison of the Years Ended December 31, 2024 and 2023

	Year ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Revenue	$62,043	$153,731	$(91,688)	(60)%
Operating expenses:
Research and development	252,043	180,425	71,618	40%
General and administrative	48,453	62,584	(14,131)	(23)%
Total operating expenses	300,496	243,009	57,487	24%
Loss from operations	(238,453)	(89,278)	(149,175)	167%
Interest income	18,643	14,510	4,133	28%
Unrealized gain on equity securities	-	9,917	(9,917)	(100)%
Non-cash interest expense related to the sale of future royalties	(31,070)	(12,570)	(18,500)	147%
Interest and other income (expense), net	25,782	(11,180)	36,962	(331)%
Loss before provision for income taxes	(225,098)	(88,601)	(136,497)	154%
Provision for income taxes	2,363	18,192	(15,829)	(87)%
Net loss	$(227,461)	$(106,793)	$(120,668)	113%

Revenue

We have recognized revenue as follows during the indicated periods:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$52,868	$33,992	$18,876	56%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	6,021	6,970	(949)	(14)%
Vaxcyte, Inc. ("Vaxcyte")	2,576	101,302	(98,726)	(97)%
Ipsen Pharma SAS (“Ipsen”)	559	-	559	*
Merck Sharp & Dohme Corporation (“Merck”)	19	5,869	(5,850)	(100)%
Bristol Myers Squibb Company (“BMS”)	-	5,590	(5,590)	(100)%
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	8	(8)	(100)%
Total revenue	$62,043	$153,731	$(91,688)	(60)%

*Percentage not meaningful

Total revenue decreased by $91.7 million, or 60%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. This was primarily due to a $98.7 million decrease in Vaxcyte revenue, of which $97.5 million in upfront and option exercise revenue related to the option exercised by Vaxcyte was earned in 2023, and $1.2 million was from a decrease in research and development services and materials supply, a $5.6 million decrease in BMS revenue due to their decision to end clinical development of CC-99712 in 2023, a $5.8 million decrease in Merck revenue, primarily due to a $5.6 million decrease in manufacturing activities supporting clinical trial supply and a $0.2 million decrease in research and development services as a result of Merck’s decision to end clinical development of MK-1484 during the third quarter of 2024. Lastly, Tasly revenue decreased by $0.9 million primarily due to a $5.0 million contingent payment earned in 2023 and a $0.9 million decrease in clinical product supply under the 2023 Tasly Supply Agreement, which were partially offset by a $5.0 million contingent payment earned in 2024. These decreases were partially offset by a $18.9 million increase from Astellas, of which $22.9 million was from the ongoing performance related to partially unsatisfied performance obligations, and included a cumulative catch-up adjustment of $17.8 million on the contract modification date from Astellas' decision not to nominate a third target program under the Astellas Agreement and $0.9 million from materials supply, which were partially offset by decreases of $3.5 million from the financing component related to the Astellas Agreement and $1.4 million from research and development services. Additionally, there was a $0.6 million increase in Ipsen revenue from research and development services and materials supply, which commenced in the second quarter of 2024.

Research and Development Expense

Research and development expense increased by $71.6 million, or 40%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The overall increase was due primarily to increases of $43.0 million in outside services mainly due to increased CMO-related activities, $12.1 million in preclinical research and clinical development expenses, $11.3 million in facilities expenses and IT-related expenses, $4.3 million in personnel-related expenses due to higher headcount, $2.5 million in equipment and office-related expenses, and $0.2 million in travel-related expenses, partially offset by a decrease of $1.7 million in laboratory supplies.

General and Administrative Expense

General and administrative expense decreased by $14.1 million, or 23%, during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The overall decrease was due primarily to decreases of $10.5 million in IT-related expenses and $5.7 million in personnel-related expenses, partially offset by increases of $0.8 million in outside services, $0.6 million in equipment and office-related expenses, and $0.6 million in allocated facilities-related expenses.

Interest Income

Interest income increased by $4.1 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, due primarily to higher average investment balances in 2024.

Unrealized Gain on Equity Securities

We sold the remaining shares of Vaxcyte common stock, resulting in no unrealized gain on equity securities during the year ended December 31, 2024, as compared to an unrealized gain of $9.9 million for the year ended December 31, 2023. As of December 31, 2024, we do not hold any shares of Vaxcyte common stock.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $18.5 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $37.0 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due primarily to a recognized gain of $32.1 million on the sale of Vaxcyte common stock and decreases of $3.6 million from the financing component related to the Astellas Agreement and $1.3 million in interest incurred on our loan which was fully paid in March 2024.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, sale of shares of Vaxcyte common stock, and a royalty monetization. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $316.9 million, and an accumulated deficit of $786.9 million.

Vaxcyte Equity Ownership

During the year ended December 31, 2024, we sold the remaining 667,780 shares of Vaxcyte common stock for net proceeds of $74.0 million. As of December 31, 2024, we do not hold any shares of Vaxcyte common stock.

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

We are eligible to receive up to an additional $447.0 million in developmental and regulatory milestones, assuming multiple indications, and up to $360.0 million in sales milestones, as well as tiered royalty payments ranging from low double-digit to mid-teen digit percentages of annual net sales of STRO-003, subject to certain adjustments specified in the Ipsen License Agreement.

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

In September 2020, we entered into a sublease agreement, (the "Sublease with Five Prime Therapeutics, Inc."), or (the "Sublessor"), for approximately 115,466 square feet, in a building located in South San Francisco, California, or (the "Premises"). We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the "Landlord"). We commenced using the remaining 29,711 square feet of the Premises, (the "Expansion Premises"), on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of December 31, 2024 and 2023.

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

In March 2025, we approved a restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. We intend to decommission or otherwise exit our manufacturing facility in San Carlos by the end of 2025 and rely on an external manufacturing strategy where all elements of our product candidates and platform reagents are manufactured by qualified third-party CMOs.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(191,540)	$(111,616)
Cash provided by (used in) investing activities	218,508	(3,924)
Cash provided by financing activities	94,054	137,554
Net increase in cash, cash equivalents and restricted cash	$121,022	$22,014

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2024 was $191.5 million. Our net loss of $227.5 million included non-cash amounts of $32.1 million for the realized gain on the sale of Vaxcyte common stock, $31.1 million for non-cash interest expense on our deferred royalty obligation, $24.7 million for stock-based compensation, $9.7 million for the accretion of discount on marketable securities, $7.2 million for depreciation and amortization, and $5.1 million for non-cash lease expense. Cash used in operating activities also reflected a net change in operating assets and liabilities of $8.9 million, due to a decrease of $27.5 million in accounts receivable primarily from receiving $25.0 million from Vaxcyte as the second of two installment payments for the option exercise price under the Vaxcyte Agreement, and an increase of $7.8 million in deferred revenue primarily due to the upfront payment from Ipsen, partially offset by revenue recognized under the Astellas and Tasly Agreements, which were partially offset by an increase of $11.6 million in prepaid expenses and other assets primarily due to increase in CMO-related activities, a decrease of $6.6 million in accounts payable, accrued expenses and other liabilities due to timing of payments, a decrease of $6.4 million in our operating lease liability, and a decrease of $1.8 million in accrued compensation expense.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $218.5 million for the year ended December 31, 2024 was primarily related to maturities and sales of marketable securities of $609.1 million, and net proceeds from the sale of Vaxcyte common stock of $74.0 million, partially offset by purchases of marketable securities of $461.5 million, and purchases of property and equipment of $3.1 million, principally for laboratory equipment.

Cash used in investing activities of $3.9 million for the year ended December 31, 2023 was primarily related to purchases of marketable securities of $460.3 million and purchases of property and equipment of $4.3 million, principally for laboratory equipment, partially offset by maturities and sales of marketable securities of $460.7 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $94.1 million for the year ended December 31, 2024 was primarily related to $71.5 million of net proceeds from the underwritten common stock offering, $25.0 million of proceeds from Ipsen USA upon the purchase of our common stock under the Ipsen Investment Agreement, $1.8 million of net proceeds received from participants in our employee equity plans, and $0.3 million of proceeds received from the exercise of common stock options, partially offset by debt repayment of $4.1 million and a $0.5 million tax payment related to the net shares settlement of vested restricted stock units.

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

Contractual Obligations and Other Commitments

In addition to the contractual obligations and commitments as noted above and elsewhere in this Annual Report with regards to the leases, we enter into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

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

Revenue Recognition

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with BMS, Merck, Astellas, Vaxcyte, Ipsen, EMD Serono, BioNova, and Tasly, and to a lesser extent, from manufacturing, supply and services and materials we provide to our collaborators.

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

Income Taxes

As of December 31, 2024, we had federal net operating loss, or NOL, carryforwards of $149.8 million and federal general business credits from research and development expenses totaling $30.5 million, as well as state NOL carryforwards of $108.0 million and state research and development credits of $32.1 million.If not utilized, the federal NOL carryforwards will expire at various dates beginning in 2027, and the federal credits will expire at various dates beginning in 2032. The state NOL carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

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

We had cash, cash equivalents and marketable securities of $316.9 million and $333.7 million as of December 31, 2024 and 2023, respectively, which consisted of money market funds, commercial paper, corporate debt securities, asset-backed securities, U.S. government securities, and U.S. agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

SUTRO BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sutro Biopharma, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2025 expressed an unqualified opinion thereon.

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

As discussed in Note 9 to the financial statements, on June 21, 2023, the Company closed a purchase and sale agreement (the “Agreement”) with Blackstone Life Sciences (“Blackstone”), pursuant to which the Company sold to Blackstone its 4% royalty in potential net sales of Vaxcyte Inc.’s products and received an upfront payment of $140 million. The Company concluded the Agreement represented a sale of future royalties and accounted for the transaction under Accounting Standards Codification (ASC) 470 as debt. The Company estimated the amount of future royalty payments and expected interest expense using the effective interest rate method over the life of the agreement. The carrying value of the liability related to the sale of future royalties at December 31, 2024 was $180.8 million and the interest expense for the year ended December 31, 2024 was $31.1 million.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the review of estimation used related to the sale of future royalties and its calculation.

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

San Mateo, California

March 13, 2025

SUTRO BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$190,304	$69,268
Marketable securities	126,591	264,413
Investment in equity securities	-	41,937
Accounts receivable	8,616	36,078
Prepaid expenses and other current assets	17,799	9,846
Total current assets	343,310	421,542
Property and equipment, net	18,190	21,940
Operating lease right-of-use assets	17,677	22,815
Other non-current assets	7,172	3,567
Restricted cash	858	872
Total assets	$387,207	$470,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,475	$9,440
Accrued compensation	12,905	14,686
Deferred revenue-current	69,783	20,666
Operating lease liability-current	7,480	6,420
Debt-current	-	4,061
Accrued expenses and other current liabilities	31,250	38,473
Total current liabilities	131,893	93,746
Deferred revenue, non-current	12,536	53,379
Operating lease liability-non-current	15,674	23,154
Deferred royalty obligation related to the sale of future royalties	180,809	149,114
Other non-current liabilities	1,694	1,694
Total liabilities	342,606	321,087
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of December 31, 2024 and 2023; 82,526,430 and 61,009,829 shares issued and outstanding as of December 31, 2024 and 2023, respectively	83	61
Additional paid-in-capital	831,348	708,975
Accumulated other comprehensive income	39	21
Accumulated deficit	(786,869)	(559,408)
Total stockholders’ equity	44,601	149,649
Total Liabilities and Stockholders’ Equity	$387,207	$470,736

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$62,043	$153,731	$67,772
Operating expenses
Research and development	252,043	180,425	137,171
General and administrative	48,453	62,584	59,544
Total operating expenses	300,496	243,009	196,715
Loss from operations	(238,453)	(89,278)	(128,943)
Interest income	18,643	14,510	3,455
Unrealized gain on equity securities	-	9,917	12,130
Non-cash interest expense related to the sale of future royalties	(31,070)	(12,570)	-
Interest and other income (expense), net	25,782	(11,180)	(3,346)
Loss before provision for income taxes	(225,098)	(88,601)	(116,704)
Provision for income taxes	2,363	18,192	2,500
Net loss	$(227,461)	$(106,793)	$(119,204)
Net loss per share, basic and diluted	$(2.96)	$(1.78)	$(2.35)
Weighted-average shares used in computing basic and diluted net loss per share	76,829,198	60,163,542	50,739,185

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(227,461)	$(106,793)	$(119,204)
Other comprehensive income (loss):
Net unrealized income (loss) on available-for-sale securities	18	639	(304)
Comprehensive loss	$(227,443)	$(106,154)	$(119,508)

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	46,327,131	$46	$586,243	$(314)	$(333,411)	$252,564
Exercise of common stock options	49,654	-	268	-	-	268
Issuance of common stock under Employee Stock Purchase Plan	270,516	-	1,613	-	-	1,613
Vesting of restricted stock units	620,647	1	(1)	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(53,567)	-	(463)	-	-	(463)
Stock-based compensation expense	-	-	26,304	-	-	26,304
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $2,026	10,285,160	11	56,259	-	-	56,270
Net unrealized loss on available-for-sale securities	-	-	-	(304)	-	(304)
Net Loss	-	-	-	-	(119,204)	(119,204)
Balances at December 31, 2022	57,499,541	$58	$670,223	$(618)	$(452,615)	$217,048
Exercise of common stock options	53,060	-	314	-	-	314
Issuance of common stock under Employee Stock Purchase Plan	526,079	-	2,051	-	-	2,051
Vesting of restricted stock units	1,155,644	1	-	-	-	1
Stock transaction associated with taxes withheld on restricted stock units	(81,905)	-	(490)	-	-	(490)
Stock-based compensation expense	-	-	24,908	-	-	24,908
Issuance of common stock in connection with At-The-Market sale, net of issuance costs of $459	1,857,410	2	11,969	-	-	11,971
Net unrealized income on available-for-sale securities	-	-	-	639	-	639
Net Loss	-	-	-	-	(106,793)	(106,793)
Balances at December 31, 2023	61,009,829	$61	$708,975	$21	$(559,408)	$149,649
Exercise of common stock options	63,748	-	271	-	-	271
Issuance of common stock under Employee Stock Purchase Plan	566,247	-	1,848	-	-	1,848
Vesting of restricted stock units	1,695,054	2	(2)	-	-	-
Stock transaction associated with taxes withheld on restricted stock units	(114,585)	-	(509)	-	-	(509)
Stock-based compensation expense	-	-	24,687	-	-	24,687
Issuance of common stock in connection with the underwritten offering, net of issuance costs of $3,474	14,478,764	15	71,512	-	-	71,527
Issuance of common stock to Ipsen Biopharmaceuticals, Inc. (USA) under the Ipsen Investment Agreement	4,827,373	5	24,566	-	-	24,571
Net unrealized income on available-for-sale securities	-	-	-	18	-	18
Net Loss	-	-	-	-	(227,461)	(227,461)
Balances at December 31, 2024	82,526,430	$83	$831,348	$39	$(786,869)	$44,601

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(227,461)	$(106,793)	$(119,204)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,218	6,816	5,690
Accretion of discount on marketable securities	(9,719)	(9,075)	(364)
Stock-based compensation	24,687	24,908	26,304
Non-cash lease expenses	5,138	3,628	2,598
Realized gain on sale of equity securities	(32,139)	-	(4,074)
Unrealized gain on equity securities	-	(9,917)	(12,130)
Non-cash interest expense on deferred royalty obligation	31,070	12,570	-
Other	766	622	324
Changes in operating assets and liabilities:
Accounts receivable	27,462	(28,956)	5,341
Prepaid expenses and other assets	(11,558)	109	(3,544)
Accounts payable	706	4,812	(1,225)
Accrued compensation	(1,781)	1,544	1,725
Accrued expenses and other liabilities	(7,354)	25,300	6,562
Deferred revenue	7,845	(32,599)	93,648
Change in operating lease liability	(6,420)	(4,585)	1,898
Net cash (used in) provided by operating activities	(191,540)	(111,616)	3,549
Investing activities
Purchases of marketable securities	(461,521)	(460,301)	(216,671)
Maturities of marketable securities	538,925	434,966	127,960
Sales of marketable securities	70,155	25,726	32,799
Proceeds from sale of equity securities, net	74,047	-	28,739
Purchases of equipment and leasehold improvements	(3,098)	(4,315)	(7,858)
Proceeds from exercise of options for Vaxcyte shares	-	-	9
Net cash provided by (used in) investing activities	218,508	(3,924)	(35,022)
Financing activities
Proceeds from sales of common stock, net of issuance costs	71,527	11,971	56,270
Proceeds from sales of common stock to Ipsen Biopharmaceuticals, Inc. (USA)	25,000	-	-
Payments of debt	(4,083)	(12,500)	(9,375)
Proceeds from the sale of future royalties, net of issuance costs	-	136,208	-
Proceeds from exercise of common stock options	271	314	268
Taxes paid related to net share settlement of restricted stock units	(509)	(490)	(463)
Proceeds from employee stock purchase plan	1,848	2,051	1,613
Net cash provided by financing activities	94,054	137,554	48,313
Net increase in cash, cash equivalents and restricted cash	121,022	22,014	16,840
Cash, cash equivalents and restricted cash at beginning of year	70,140	48,126	31,286
Cash, cash equivalents and restricted cash at end of year	$191,162	$70,140	$48,126
Supplemental disclosure of cash flow information
Cash paid for interest	$310	$1,126	$1,869
Income tax paid	$17,520	$379	$-
Supplemental Disclosures of Non-cash Investing and Financing Information
Purchase of property and equipment included in accounts payable	$673	$214	$280
Value of 167,780 shares of Vaxcyte common stock received under the Vaxcyte Agreement	$-	$-	$7,500
Financing component associated with program fees	$6,289	$9,836	$5,079
Premium on common stock issued to Ipsen Biopharma, Inc. (USA)	$429	$-	$-
See accompanying notes to financial statements.

SUTRO BIOPHARMA, Inc.

Notes to Financial Statements

1. Organization and Principal Activities

Description of Business

Sutro Biopharma, Inc. (the “Company”), is an oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs. The Company was incorporated on April 21, 2003 and is headquartered in South San Francisco, California.

Underwritten Offering

In April 2024, the Company closed an underwritten offering with BofA Securities, Inc., pursuant to which the Company issued and sold 14,478,764 shares of its common stock at an offering price of $5.18 per share. The gross proceeds from these sales were approximately $75.0 million, before deducting fees and offering expenses.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2024, there was an accumulated deficit of $786.9 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of December 31, 2024, the Company had unrestricted cash, cash equivalents and marketable securities of $316.9 million which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, and marketable securities as of December 31, 2024 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these financial statements.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company's annual and interim financial statements. ASU 2023-07 is effective for the Company in the Company's annual reporting for fiscal 2024 and for interim period reporting beginning in fiscal 2025 on a retrospective basis. The Company adopted the new standard effective beginning fiscal year 2024. The Company presented the effects of the adoption of ASU 2023-07 in Note 10. Segment Reporting.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. ASU 2024-03 should be applied on a prospective basis, and retrospective application is permitted. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

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

Under certain agreements, the Company has pledged cash and cash equivalents as collateral. As of both December 31, 2024 and 2023, restricted cash related to such agreements was $0.9 million.

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Balance Sheets to the amount reported within the accompanying Statements of Cash Flows was as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$190,304	$69,268	$47,254
Restricted cash	858	872	872
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$191,162	$70,140	$48,126

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

Investment in Equity Securities

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

The Company did not recognize any impairment charges during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and 2023, management believes that no revision to the remaining useful lives or write down of the remaining long-lived assets is required.

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

Issuance fees and costs directly related to the Purchase Agreement were offset against the initial carrying value of the deferred royalty obligation and are being amortized using the effective interest method over the estimated life of the royalty term arrangement.

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of December 31, 2024, and is based on the Company's current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 9. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$68,474	$68,474	$-	$-
Commercial paper	50,932	-	50,932	-
Corporate debt securities	94,257	-	94,257	-
Asset-backed securities	40,522	-	40,522	-
U.S. government securities	49,644	49,644	-	-
U.S. agency securities	9,582	-	9,582	-
Total	$313,411	$118,118	$195,293	$-

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$56,397	$56,397	$-	$-
Commercial paper	82,152	-	82,152	-
Corporate debt securities	61,894	-	61,894	-
Equity securities	41,937	41,937	-	-
Asset-backed securities	10,505	-	10,505	-
U.S. government securities	113,652	113,652	-	-
U.S. agency securities	4,961	-	4,961	-
Total	$371,498	$211,986	$159,512	$-

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds, and U.S. government securities and the shares of Vaxcyte common stock held by the Company.

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of December 31, 2024 and 2023, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 9 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

Investments in Equity Securities

During the year ended December 31, 2024, the Company sold 667,780 shares of Vaxcyte common stock it held at their fair market value of approximately $74.0 million, net of transaction cost and recognized a gain of $32.1 million which is recorded under interest and other income (expense), net, in the Statements of Operations. No shares of Vaxcyte common stock were sold during the year ended December 31, 2023.

The Company recognized an unrealized gain of $9.9 million and $12.1 million on equity securities during the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2024, the Company did not hold any shares of Vaxcyte common stock. As of December 31, 2023, the Company held 667,780 shares of Vaxcyte common stock with an estimated fair value of $41.9 million.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$68,474	$-	$-	$68,474
Commercial paper	50,933	3	(4)	50,932
Corporate debt securities	94,248	13	(4)	94,257
Asset-based securities	40,521	2	(1)	40,522
U.S. government securities	49,619	25	-	49,644
U.S. agency securities	9,577	5	-	9,582
Total	313,372	48	(9)	313,411
Less: amounts classified as cash equivalents	(186,818)	(9)	7	(186,820)
Total marketable securities	$126,554	$39	$(2)	$126,591

	December 31, 2023
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$56,397	$-	$-	$56,397
Commercial paper	82,179	1	(28)	82,152
Corporate debt securities	61,887	12	(5)	61,894
Asset-based securities	10,505	-	-	10,505
U.S. government securities	113,612	40	-	113,652
U.S. agency securities	4,960	1	-	4,961
Total	329,540	54	(33)	329,561
Less: amounts classified as cash equivalents	(65,144)	(4)	-	(65,148)
Total marketable securities	$264,396	$50	$(33)	$264,413

No marketable securities had maturities of more than one year as of December 31, 2024 and 2023.

There were $69.9 million and $110.9 million of investments in an unrealized loss position of $9,000 and $33,000 as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized gains and losses on the portfolio after December 31, 2024, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of December 31, 2024. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current marketable securities as of December 31, 2024 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the year then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company has not experienced credit losses from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of December 31, 2024 and 2023.

In accordance with the collaboration, license, and supply agreements, the Company recognized revenue as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$52,868	$33,992	$10,897
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	6,021	6,970	25,000
Vaxcyte, Inc. ("Vaxcyte")	2,576	101,302	3,828
Ipsen Pharma SAS (“Ipsen”)	559	-	-
Merck Sharp & Dohme Corporation (“Merck”)	19	5,869	11,600
Bristol Myers Squibb Company (“BMS”)	-	5,590	9,752
Merck KGaA, Darmstadt, Germany (operating in the United States and Canada under the name “EMD Serono”)	-	8	2,695
BioNova Pharmaceuticals, Ltd. (“BioNova”)	-	-	4,000
Total revenue	$62,043	$153,731	$67,772

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the year ended December 31, 2024:

Year ended
December 31, 2024
(in thousands)
Deferred revenue—December 31, 2023	$74,045
Additions to deferred revenue	53,173
Recognition of revenue in current period	(44,899)
Deferred revenue—December 31, 2024	$82,319

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $69.8 million of the deferred revenue over the next twelve months.

Astellas License and Collaboration Agreement

In June 2022, the Company entered into a License and Collaboration Agreement (the “Astellas Agreement”) with Astellas for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, to be identified by Astellas. The Company will conduct research and preclinical development of any compound (as designated by Astellas) in each of the three programs in accordance with the terms of a research plan between the Company and Astellas. Astellas will have an exclusive worldwide license to develop and commercialize any such designated compound, subject to the Company’s rights to participate in cost and profit sharing in the United States, as described below.

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $24.7 million as of December 31, 2024 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the target programs.

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

Revenues under the Astellas Agreement were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$39,900	$17,015	$3,940
Research and development services	5,200	6,584	1,878
Financing component on unearned revenue	6,289	9,836	5,079
Materials supply	1,479	557	-
Total revenue	$52,868	$33,992	$10,897

As of December 31, 2024 and 2023, there was $29.1 million and $69.0 million of deferred revenue, respectively, related to the upfront payment received by the Company under the Astellas Agreement.

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the year ended December 31, 2024 and 2023, the Company did not recognize any material reduction of research and development expenses under the Tasly License Agreement.

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

During the year ended December 31, 2024, the Company recognized a $5.0 million contingent payment as revenue, net of withholding tax, after the Company announced the selected dose from the dose-optimization portion (Part 1) of REFRaME-O1 for luvelta.

2023 Tasly Supply Agreement

In June 2023, the Company entered into a Master Development and Clinical Supply Agreement (the “2023 Tasly Supply Agreement”) with Tasly, wherein Tasly requested the Company to provide development, manufacturing and supply chain management services, including clinical product supply.

Revenues under the Tasly agreements were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Upfront payment	$-	$-	$25,000
Contingent payment	5,000	5,000	-
Research and development services	70	92	-
Materials supply	951	1,878	-
Total revenue	$6,021	$6,970	$25,000

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of December 31, 2024 and 2023, there was $12.4 million and $6.9 million in such accruals related to the Vaxcyte Supply Agreement.

For the years ended December 31, 2024, 2023 and 2022, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $9.0 million, $8.6 million and $12.4 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

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

In November 2023 (the "Exercise Date"), Vaxcyte exercised the Option by submitting written notice thereof to the Company and concurrently paid the Company $50.0 million in cash as the first of two installment payments for the Option exercise price. In May 2024, Vaxcyte paid the Company an additional $25.0 million in cash as the second of two installment payments for the Option exercise price under the Vaxcyte Agreement. Also, the Company received a one-time, nonrefundable, non-creditable, upfront payment of $10.0 million in cash, and 167,780 shares of Vaxcyte common stock with a fair value of $7.5 million in December 2022.

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of December 31, 2024.

Revenues under the Vaxcyte agreements were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Upfront payments	$-	$97,500	$-
Research and development services	2,287	2,435	2,356
Materials supply	289	1,367	1,472
Total revenue	$2,576	$101,302	$3,828

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

The Company is eligible to receive up to an additional $447.0 million in developmental and regulatory milestones, assuming multiple indications, and up to $360.0 million in sales milestones, as well as tiered royalty payments ranging from low double-digit to mid-teen digit percentages of annual net sales of STRO-003, subject to certain adjustments specified in the Ipsen License Agreement.

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

Ipsen Transition Services Agreement ("TSA"), Material Transfer Agreement ("MTA") and Manufacturing and Supply Agreement (“MSA”)

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

In December 2024, the Company executed the Manufacturing and Supply Agreement (“MSA”) with Ipsen. The MSA outlines the terms and conditions for certain manufacturing services, manufacturing transition activities and transfer of the manufacturing technology as part of the Ipsen License Agreement. The pricing is based on an agreed upon cost-plus arrangement.

Revenues under the Ipsen agreements were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Research and development services	$174	$-	$-
Materials supply	385	-	-
Total revenue	$559	$-	-

As of December 31, 2024, there was $53.2 million of deferred revenue related to the Ipsen Agreements.

Collaboration with Merck

In August 2024, Merck informed the Company of its decision to discontinue the clinical trial of MK-1484 in patients. Merck stated that the decision was based on strategic portfolio considerations.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2024	2023
	(in thousands)
Computer equipment and software	$1,623	$1,750
Furniture and office equipment	244	244
Laboratory equipment	40,251	38,006
Leasehold improvements	24,205	23,606
Construction in progress	497	497
Total	66,820	64,103
Less accumulated depreciation and amortization	(48,630)	(42,163)
Total property and equipment, net	$18,190	$21,940

Depreciation and amortization expense amounted to $7.2 million, $6.8 million and $5.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

7. Commitments and Contingencies

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

Additionally, the Company posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on the Company’s Balance Sheets as of December 31, 2024 and 2023.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Statements of Operations, were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$7,936	$7,039	$6,154
Short-term lease cost	195	274	82
Variable lease cost	2,882	2,047	1,610
Total lease cost	$11,013	$9,360	$7,846

During the years ended December 31, 2024, 2023 and 2022, the Company recorded operating lease expense of $7.9 million, $7.0 million and $6.2 million, respectively, and paid $9.2 million, $8.0 million, and $1.7 million, respectively, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Statements of Cash Flows.

As of December 31, 2024 and 2023, the weighted-average remaining lease term was 2.8 years and 3.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both years.

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
2025	9,533
2026	8,994
2027	8,289
Total lease payments	26,816
Less: imputed interest	(3,662)
Operating lease liabilities	23,154
Less: current portion	(7,480)
Total lease liabilities, non-current	$15,674

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2024	2023
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$12,435	$6,933
CMO-related accrual	8,525	8,195
Clinical trials-related accrual	6,263	4,283
Tax and related expenses	18	15,165
Other	4,009	3,897
Total accrued expenses and other current liabilities	$31,250	$38,473

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than our original estimates, the Company will prospectively adjust the imputed interest rate and the related amortization of the deferred royalty obligation. As of December 31, 2024, the Company's effective interest rate used to amortize the liability is 19.8%.

During the year ended December 31, 2024, the Company recognized approximately $31.1 million of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. As of December 31, 2024, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$149,114	$-
Proceeds from the sale of future Vaxcyte royalties	-	140,000
Issuance costs	-	(3,792)
Non-cash interest expense associated with the sale of future Vaxcyte royalties	31,070	12,570
Amortization of issuance costs	625	336
Liability related to the sale of future Vaxcyte royalties - ending balance	$180,809	$149,114

10. Segment Reporting

The Company operates in one business segment that focuses on developing site-specific and novel-format ADCs. The Company's Chief Executive Officer, as the chief operating decision-maker, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. Consistent with this decision-making process, the Chief Executive Officer uses loss from operations to monitor budget versus actual results for purposes of evaluating performance and to make decisions about the allocation of resources.

Summary of the segment net loss, including significant segment expenses were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$62,043	$153,731	$67,772
Less:
Personnel-related expenses	(107,916)	(108,772)	(95,793)
Outside services	(105,056)	(61,233)	(40,508)
Preclinical research and clinical development expenses	(35,217)	(23,131)	(14,805)
Laboratory supplies	(15,547)	(17,251)	(19,115)
Facility and maintenance expenses	(16,030)	(14,169)	(11,762)
Equipment and office-related expenses	(19,216)	(17,439)	(13,945)
Travel-related expenses	(1,514)	(1,014)	(787)
Operating expenses	(300,496)	(243,009)	(196,715)
Loss from operations	(238,453)	(89,278)	(128,943)
Non-cash interest expense related to the sale of future royalties	(31,070)	(12,570)	-
Interest income	18,643	14,510	3,455
Interest and other (income) expense, net	25,782	(1,263)	8,784
Non-operating income	13,355	677	12,239
Loss before provision for income taxes	(225,098)	(88,601)	(116,704)
Income tax expense	(2,363)	(18,192)	(2,500)
Segment net loss	$(227,461)	$(106,793)	$(119,204)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-
Net loss	$(227,461)	$(106,793)	$(119,204)

All of the Company’s long-lived assets are maintained in the United States.

11. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2024	2023
Common stock options issued and outstanding	8,671,883	7,905,032
Common stock awards issued and outstanding	5,955,109	5,244,873
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	1,626,268	1,777,919
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	1,213,418	914,911
Warrants to purchase common stock	127,616	127,616
Total	17,594,294	15,970,351

Preferred Stock

As of December 31, 2024 and 2023, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of December 31, 2024 and 2023.

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

As of December 31, 2024, the Company had 1,626,268 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2023	7,905,032	$11.24	6.02	$180
Granted	1,627,209	4.09
Exercised	(63,748)	4.24
Canceled and forfeited	(796,610)	11.83
Stock options outstanding at December 31, 2024	8,671,883	$9.89	5.89	$-
Stock options exercisable at December 31, 2024	6,374,481	$11.54	4.96	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2024 and the exercise prices, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2024. For the years ended December 31, 2024, 2023 and 2022, the aggregate intrinsic value of stock options exercised was immaterial, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option pricing model with assumptions as follows:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	6.0-6.1	5.3-6.1	5.3-6.1
Expected volatility	86.4%-89.2%	80.7%-84.1%	81.8%-83.5%
Risk-free interest rate	3.5%-4.7%	3.6%-4.7%	1.7%-4.2%
Expected dividend	-	-	-

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

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the years ended December 31, 2024, 2023 and 2022 was $3.07, $3.84 and $5.03 per share, respectively.

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

A summary of the status and activity of non-vested RSUs for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2023	5,244,873	$8.31
Granted	2,889,530	4.30
Released	(1,695,054)	9.57
Canceled	(484,240)	7.75
Non-vested December 31, 2024	5,955,109	$6.05

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

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2024, 2023 and 2022, the fair value of ESPP shares was estimated using the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.5	0.5	0.5
Expected volatility	88.4-93.7%	79.6-89.9%	65.9-88.1%
Risk-free interest rate	4.6%-5.5%	3.8%-5.5%	0.1%-3.8%
Expected dividend	-	-	-

During the years ended December 31, 2024, 2023 and 2022, 566,247, 526,079, and 270,516 shares, respectively, had been purchased. As of December 31, 2024, 1,213,418 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development expense:
Stock options	$1,898	$2,183	$2,287
Restricted stock units	9,813	8,885	7,227
ESPP	792	764	592
Subtotal	12,503	11,832	10,106
General and administrative expense:
Stock options	5,494	6,066	10,261
Restricted stock units	6,517	6,796	5,781
ESPP	173	214	156
Subtotal	12,184	13,076	16,198
Total	$24,687	$24,908	$26,304

As of December 31, 2024, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $7.8 million and $24.0 million, respectively. The remaining unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years and 2.3 years, respectively. As of December 31, 2024, there is $0.2 million of unrecognized stock-based compensation expense related to the ESPP.
13. Income Taxes

Current provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Federal	$2,238	$16,646	$-
State	125	603	-
Foreign	-	943	2,500
Total current provision for income taxes	$2,363	$18,192	$2,500

For the year ended December 31, 2024, the Company recognized an income tax expense of $2.4 million. This was primarily due to prior period tax provision to return adjustment. The effective tax rates for the year ended December 31, 2024 vary from the U.S. federal statutory tax rate of 21% primarily due to the Company’s inability to recognize the benefit from its net deferred tax assets, which are offset by a valuation allowance. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

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

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State tax	(0.1)	(0.6)	-
Change in valuation allowance	(26.7)	(41.2)	(26.2)
Tax credits	5.8	3.1	7.9
Stock compensation	(1.1)	(3.1)	(3.2)
Foreign-Derived Intangible Income deduction	-	1.4	-
Foreign withholding	-	(1.1)	(2.1)
Other	-	(0.1)	0.5
Total	(1.1)%	(20.6)%	(2.1)%

The components of the Company’s deferred tax assets consist of the following:

	December 31
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$39,662	$37,231
Research and development credits	46,739	32,800
Capitalized research and development expenditure	77,845	46,260
Deferred royalty obligation	38,639	31,944
Deferred revenue	16,620	15,274
Operating lease liability	4,948	6,335
Stock based compensation	5,824	5,613
Accruals and other	1,376	5,309
Total deferred tax assets	231,653	180,766
Less: valuation allowance	(227,831)	(167,693)
Gross deferred tax assets	3,822	13,073
Deferred tax liabilities:
Operating lease right-of-use asset	(3,778)	(4,887)
Fixed asset basis	(10)	(809)
Vaxcyte investment	-	(7,377)
Other	(34)	-
Total deferred tax liabilities	(3,822)	(13,073)
Total net deferred tax assets	$-	$-

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the realization of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the years ended December 31, 2024, 2023 and 2022, the net increase in the valuation allowance was $60.1 million, $36.5 million and $30.6 million, respectively.

As of December 31, 2024, the Company had federal net operating loss carryforwards of $149.8 million and federal general business credits from research and development expenses totaling $30.5 million, as well as state net operating loss carryforwards of $108.0 million and state research and development credits of $32.1 million.

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

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2023 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $12.1 million, $8.7 million and $8.6 million as of December 31, 2024, 2023 and 2022, respectively. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit. The Company believes that the amount by which the unrecognized tax benefits may increase or decrease within the next 12 months is not estimable.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31
	2024	2023	2022
	(in thousands)
Gross unrecognized tax benefit at January 1	$8,730	$8,649	$6,409
Additions for tax positions taken in the current year	3,511	2,631	2,255
Additions / (Reductions) for tax positions of prior years	(184)	(2,550)	(15)
Gross unrecognized tax benefit at December 31	$12,057	$8,730	$8,649

The Company is subject to taxation in the United States and various state jurisdictions. All tax years remain subject to examination for U.S. federal and state purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

14. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(227,461)	$(106,793)	$(119,204)
Denominator:
Shares used in computing net loss per share	76,829,198	60,163,542	50,739,185
Net loss per share, basic and diluted	$(2.96)	$(1.78)	$(2.35)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the years ended December 31, 2024, 2023 and 2022 because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Common stock options issued and outstanding	8,671,883	7,905,032	7,310,611
Restricted stock units issued and outstanding	5,955,109	5,244,873	3,958,478
Warrants to purchase common stock	127,616	127,616	127,616
Shares to be issued under ESPP	440,170	226,490	150,532
Total	15,194,778	13,504,011	11,547,237

15. Subsequent Event

Restructuring

On March 13, 2025, the Company announced the completion of a strategic portfolio review resulting in the prioritization of the Company's three wholly-owned preclinical programs in the Company's next-generation ADC pipeline. The Company also announced that the Company is deprioritizing additional investment into development of luvelta across all indications and is reducing headcount by nearly 50 percent. Further, given the Company’s significant progress in fully externalizing the cell-free manufacturing to scale, the Company intends to exit its internal GMP manufacturing facility by year-end. The Company is currently evaluating the accounting impact on the 2025 financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sutro Biopharma, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sutro Biopharma, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 13, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Mateo, California

March 13, 2025

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement with respect to our 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

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

3/13/PART IV

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

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Sutro Biopharma, Inc.	10-Q	001-38662	3.1	11/13/2023

3.2	Amended and Restated Bylaws of Sutro Biopharma, Inc.	8-K	001-38662	3.1	2/24/2023

4.2	Description of Registrant’s Securities.	10-K	001-38662	4.2	3/25/2024

4.3	Form of Warrant to Purchase Shares of Common Stock.	S-1	333-227103	4.3	8/29/2018

4.6	Form of Warrant to Oxford Finance LLC pursuant to the Loan and Security Agreement.	10-K	001-38662	10.21	3/16/2020

4.7	Form of Warrant to Silicon Valley Bank pursuant to the Loan and Security Agreement.	10-K	001-38662	10.22	3/16/2020

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1/A	333-227103	10.1	9/17/2018

10.2‡	2018 Equity Incentive Plan and form of award agreements thereunder.	S-1/A	333-227103	10.4	9/17/2018

10.3‡	Amended Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.1	11/8/2019

10.4‡	Amended Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.2	11/8/2019

10.6‡	2018 Employee Stock Purchase Plan and form of award agreements thereunder.	S-1/A	333-227103	10.5	9/17/2018

10.7‡	2004 Stock Plan, as amended, and forms of award agreements.	S-1	333-227103	10.2	8/29/2018

10.9†	Exclusive Patent License and Research Collaboration Agreement, dated July 23, 2018, by and between the Registrant and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ.	S-1/A	333-227103	10.15	9/17/2018

10.12‡	Offer Letter, dated December 29, 2008, by and between the Registrant and William J. Newell, as amended.	S-1	333-227103	10.6	8/29/2018

10.14‡	Offer Letter, dated December 11, 2012, by and between the Registrant and Edward C. Albini.	10-K	001-38662	10.11	2/28/2022

10.16	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated May 18, 2011, by and between the Registrant and Lydia Tseng and/or Alemany Plaza LLC, as amended.	S-1	333-227103	10.10	8/29/2018

10.19†	Amended and Restated Exclusive Agreement, dated October 3, 2007, between The Board of Trustees of The Leland Stanford Junior University and Fundamental Applied Biology, Inc., as amended.	S-1/A	333-227103	10.13	9/17/2018

10.23	Sublease Agreement, dated September 3, 2020, by and between the Company and Five Prime Therapeutics, Inc.	10-Q	001-38662	10.1	11/5/2020

10.24‡	Severance and Change in Control Plan of the Company	10-K	001-38662	10.24	3/25/2024

10.25	Third Amendment to Lease 888-894 Industrial Road, San Carlos, CA.	10-Q	001-38662	10.2	8/9/2021

10.27	Second Amendment to the Exclusive Patent License and Research Collaboration Agreement.	10-Q	001-38662	10.2	11/10/2021

10.29	License Agreement, dated December 24, 2021, by and between the Registrant and Tasly Biopharmaceuticals Co., Ltd.	10-K	001-38662	10.29	2/28/2022

10.31†	First Amendment to the Tasly License Agreement dated April 18, 2022.	10-Q	001-38662	10.1	8/8/2022

10.32†˄	License and Collaboration Agreement, dated June 27, 2022, by and between the Registrant and Astellas Pharma Inc.	10-Q	001-38662	10.2	8/8/2022

10.33	Offer Letter, dated May 23, 2021, by and between the Registrant and Jane Chung.	10-K	001-38662	10.30	2/28/2022

10.34‡	Amended and Restated 2021 Equity Inducement Plan and forms of award agreements thereunder.	10-K	001-38662	10.34	3/25/2024

10.35	Letter Agreement, dated December 19, 2022, by and between the Registrant and Vaxcyte, Inc.	10-K	001-38662	10.35	3/30/2023

10.41†˄	Purchase Agreement, dated June 21, 2023, between the Registrant and an affiliate of Blackstone Life Sciences.	10-Q	001-38662	10.1	8/10/2023

10.42	Third Amendment to the Vaxcyte License Agreement between the Registrant and Vaxcyte, Inc.	10-K	001-38662	10.1	11/13/2023

10.43	Manufacturing Rights Agreement between the Registrant and Vaxcyte, Inc.	10-K	001-38662	10.43	3/25/2024

10.44†˄	Exclusive License Agreement between the Registrant and Ipsen Pharma SAS.	10-Q	001-38662	10.1	5/13/2024

10.45‡	Amended 2018 Employee Stock Purchase Plan	10-Q	001-38662	10.1	8/13/2024

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant.	S-1	333-227103	21.1	8/29/2018

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy	10-K	001-38662	97.1	3/25/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

SUTRO BIOPHARMA, INC.

Date: March 13, 2025	By:	/s/ William J. Newell
	Name:	William J. Newell
	Title:	Chief Executive Officer

Date: March 13, 2025	By:	/s/ Edward C. Albini
	Name:	Edward C. Albini
	Title:	Chief Financial Officer

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

/s/ William J. Newell	President, Chief Executive Officer and Director	March 13, 2025
William J. Newell	(Principal Executive Officer)
/s/ Edward C. Albini	Chief Financial Officer and Corporate Secretary	March 13, 2025
Edward C. Albini	(Principal Financial and Accounting Officer)
/s/ Michael Dybbs, Ph.D.	Director	March 13, 2025
Michael Dybbs, Ph.D.
/s/ John G. Freund, M.D.	Director	March 13, 2025
John G. Freund, M.D.
/s/ Heidi Hunter	Director	March 13, 2025
Heidi Hunter
/s/ Sukhi Jagpal	Director	March 13, 2025
Sukhi Jagpal
/s/ Joseph M. Lobacki	Director	March 13, 2025
Joseph M. Lobacki
/s/ Connie Matsui	Director	March 13, 2025
Connie Matsui
/s/ James Panek	Director	March 13, 2025
James Panek
/s/ Daniel H. Petree	Director	March 13, 2025
Daniel H. Petree
/s/ Jon M. Wigginton, M.D.	Director	March 13, 2025
Jon M. Wigginton, M.D.

