Form 10-Q
period 2025-03-31
SUTRO BIOPHARMA, INC.
filed 2025-05-08
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 84,461,365 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$106,229	$190,304
Marketable securities	142,743	126,591
Accounts receivable	13,562	8,616
Prepaid expenses and other current assets	24,875	17,799
Total current assets	287,409	343,310
Property and equipment, net	16,798	18,190
Operating lease right-of-use assets	16,280	17,677
Other non-current assets	85	7,172
Restricted cash	858	858
Total assets	$321,430	$387,207
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,180	$10,475
Accrued compensation	11,554	12,905
Deferred revenue - current	68,976	69,783
Operating lease liability - current	7,765	7,480
Accrued expenses and other current liabilities	36,571	31,250
Total current liabilities	133,046	131,893
Deferred revenue - non-current	8,568	12,536
Operating lease liability - non-current	13,632	15,674
Deferred royalty obligation related to the sale of future royalties	190,301	180,809
Other non-current liabilities	1,694	1,694
Total liabilities	347,241	342,606
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity :
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value — 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 84,349,041 and 82,526,430 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	84	83
Additional paid-in-capital	836,951	831,348
Accumulated other comprehensive (loss) income	(9)	39
Accumulated deficit	(862,837)	(786,869)
Total stockholders’ (deficit) equity	(25,811)	44,601
Total Liabilities and Stockholders’ (Deficit) Equity	$321,430	$387,207

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$17,399	$13,008
Operating expenses
Research and development	51,597	56,878
General and administrative	13,273	12,721
Restructuring and related costs	21,043	-
Total operating expenses	85,913	69,599
Loss from operations	(68,514)	(56,591)
Interest income	3,189	4,096
Unrealized gain on equity securities	-	3,679
Non-cash interest expense related to the sale of future royalties	(9,344)	(7,184)
Interest and other income (expense), net	(1,299)	(2,213)
Net loss	$(75,968)	$(58,213)
Net loss per share, basic and diluted	$(0.91)	$(0.95)
Weighted-average shares used in computing basic and diluted net loss per share	83,106,013	61,457,793

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(75,968)	$(58,213)
Other comprehensive loss :
Net unrealized loss on available-for-sale securities	(48)	(134)
Comprehensive loss	$(76,016)	$(58,347)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2024	82,526,430	$83	$831,348	$39	$(786,869)	$44,601
Issuance of common stock under Employee Stock Purchase Plan	358,242	—	246	—	—	246
Vesting of restricted stock units	1,581,892	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(117,523)	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	5,538	—	—	5,538
Net unrealized loss on available-for-sale securities	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(75,968)	(75,968)
Balances at March 31, 2025	84,349,041	$84	$836,951	$(9)	$(862,837)	$(25,811)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	61,009,829	$61	$708,975	$21	$(559,408)	$149,649
Exercise of common stock options	23,748	—	117	—	—	117
Issuance of common stock under Employee Stock Purchase Plan	284,362	—	911	—	—	911
Vesting of restricted stock units	1,215,729	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(77,122)	—	(374)	—	—	(374)
Stock-based compensation expense	—	—	6,068	—	—	6,068
Net unrealized loss on available-for-sale securities	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	(58,213)	(58,213)
Balances at March 31, 2024	62,456,546	$62	$715,696	$(113)	$(617,621)	$98,024

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net loss	$(75,968)	$(58,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,900	1,761
Accretion of discount on marketable securities	(1,116)	(2,656)
Stock-based compensation	5,538	6,068
Non-cash lease expenses	1,397	1,221
Unrealized gain on equity securities	-	(3,679)
Non-cash interest expense on deferred royalty obligation	9,344	7,184
Other	168	189
Changes in operating assets and liabilities:
Accounts receivable	(4,946)	4,778
Prepaid expenses and other assets	11	(2,390)
Accounts payable	(1,881)	(1,897)
Accrued compensation	(1,351)	(7,609)
Accrued expenses and other liabilities	5,553	(765)
Deferred revenue	(4,775)	(7,230)
Change in operating lease liability	(1,757)	(1,503)
Net cash used in operating activities	(67,883)	(64,741)
Investing activities
Purchases of marketable securities	(142,380)	(135,001)
Maturities of marketable securities	105,800	199,262
Sales of marketable securities	21,496	290
Purchases of equipment and leasehold improvements	(1,174)	(446)
Net cash (used in) provided by investing activities	(16,258)	64,105
Financing activities
Payment of debt	-	(4,083)
Proceeds from exercise of common stock options	-	117
Taxes paid related to net shares settlement of restricted stock units	(180)	(374)
Proceeds from employee stock purchase plan	246	911
Net cash provided by (used in) financing activities	66	(3,429)
Net decrease in cash, cash equivalents and restricted cash	(84,075)	(4,065)
Cash, cash equivalents and restricted cash at beginning of period	191,162	70,140
Cash, cash equivalents and restricted cash at end of period	$107,087	$66,075
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$63
Income tax paid	$7	$10
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$27	$219
Financing component associated with program fees	$1,176	$2,160
Deferred offering cost included in accounts payable and accrued expenses	$-	$528

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

Restructuring Plan

On March 13, 2025 the Company announced the completion of a strategic portfolio review (the "Restructuring Plan") resulting in the prioritization of the Company's three wholly-owned preclinical programs in the Company's next-generation ADC pipeline, beginning with the Company's potentially best-in-class exatecan ADC targeting Tissue Factor, STRO 004, expected to enter the clinic in the second half of 2025. As a result of the reprioritization, the Company announced plans to deprioritize additional investment into the development of luveltamab tazevibulin, or STRO-002, or luvelta. As part of the corporate restructuring, the Company planned to deprioritize luvelta-related activities, principally across clinical and manufacturing functions. The Company will continue to explore outlicensing opportunities for luvelta. In addition, given the Company’s significant progress in fully externalizing its cell-free manufacturing to scale, the Company intends to exit its internal GMP manufacturing facility by year-end. The Company also announced that it planned to reduce its workforce by approximately 50%.

See Note 10 for additional information on the effect of the Restructuring Plan on these interim condensed financial statements.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2025, there was an accumulated deficit of $862.8 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of March 31, 2025, the Company had unrestricted cash, cash equivalents, and marketable securities of $249.0 million which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, and marketable securities as of March 31, 2025 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these interim condensed financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2024 condensed balance sheet was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2024.

Restructuring

The Company records employee severance costs based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going termination benefit arrangements, such as those arising from employment agreements, applicable regulations or past practices, in accordance with ASC Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC Topic 712”). Under ASC Topic 712, liabilities for post-employment benefits related to past services and that vest or are accumulated over time are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC Topic 420”). The Company records restructuring charges at fair value for one-time employee termination benefits on the communication date from management to the employees, provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn Other associated costs are recognized in the period in which the liability is incurred.

Costs incurred to terminate contracts are recognized upon their termination, e.g., when notice of termination is provided to the counterparty. Other exit-related costs are recognized as incurred. See Note 10 for additional information.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its interim condensed financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. ASU 2024-03 should be applied on a prospective basis, and retrospective application is permitted. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its interim condensed financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's condensed Balance Sheets that sum to the total of the same amounts shown in the Company's condensed Statements of Cash Flows.

	March 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$106,229	$65,218
Restricted cash	858	857
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$107,087	$66,075

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of March 31, 2025, and is based on the Company's current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$49,319	$49,319	$-	$-
Commercial paper	19,646	-	19,646	-
Corporate debt securities	61,785	-	61,785	-
Asset-backed securities	57,882	-	57,882	-
U.S. government securities	59,217	59,217	-	-
Total	$247,849	$108,536	$139,313	$-

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$68,474	$68,474	$-	$-
Commercial paper	50,932	-	50,932	-
Corporate debt securities	94,257	-	94,257	-
Asset-backed securities	40,522	-	40,522	-
U.S. government securities	49,644	49,644	-	-
U.S. agency securities	9,582	-	9,582	-
Total	$313,411	$118,118	$195,293	$-

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of March 31, 2025 and December 31, 2024, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	March 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$49,319	$-	$-	$49,319
Commercial paper	19,652	-	(6)	19,646
Corporate debt securities	61,781	11	(7)	61,785
Asset-based securities	57,892	-	(10)	57,882
U.S. government securities	59,214	4	(1)	59,217
Total	247,858	15	(24)	247,849
Less amounts classified as cash equivalents	(105,112)	-	6	(105,106)
Total marketable securities	$142,746	$15	$(18)	$142,743

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$68,474	$-	$-	$68,474
Commercial paper	50,933	3	(4)	50,932
Corporate debt securities	94,248	13	(4)	94,257
Asset-based securities	40,521	2	(1)	40,522
U.S. government securities	49,619	25	–	49,644
U.S. agency securities	9,577	5	–	9,582
Total	313,372	48	(9)	313,411
Less amounts classified as cash equivalents	(186,818)	(9)	7	(186,820)
Total marketable securities	$126,554	$39	$(2)	$126,591

No marketable securities had maturities of more than one year as of March 31, 2025 and December 31, 2024.

There were $124.1 million and $69.9 million of investments in an unrealized loss position of $24,000 and $9,000 as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after March 31, 2025, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of March 31, 2025. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and marketable securities as of March 31, 2025 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements and supply agreements with various pharmaceutical and biotechnology companies. See “Note 5. Collaboration and License Agreements and Supply Agreements” to the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024, or as further described below, for additional information on each of its collaboration agreements.

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of March 31, 2025 and December 31, 2024.

In accordance with the collaboration, license and supply agreements, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$16,879	$11,385
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	9	970
Vaxcyte, Inc. ("Vaxcyte")	223	647
Ipsen Pharma SAS (“Ipsen”)	288	-
Merck Sharp & Dohme Corporation (“Merck”)	-	6
Total revenue	$17,399	$13,008

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the three months ended March 31, 2025:

Three Months Ended
March 31, 2025
(in thousands)
Deferred revenue—December 31, 2024	$82,319
Additions to deferred revenue	8,184
Recognition of revenue in current period	(12,959)
Deferred revenue—March 31, 2025	$77,544

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $69.0 million of the deferred revenue over the next twelve months.

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $25.0 million as of March 31, 2025 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the target programs.

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

In March 2025, the Company earned a $7.5 million contingent payment for the initiation by Astellas of the first IND-enabling toxicology study under the Astellas Agreement. The $7.5 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $90.0 million to $97.5 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the June 2024 re-allocation under the Astellas Agreement. After re-allocation of the updated transaction price, the Company updated the cost-based input measure of progress for the remaining performance obligations and recorded a cumulative catch-up adjustment to revenue of $5.7 million relating to the ongoing unsatisfied performance obligations.

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

2025 Astellas Supply Agreement

In January 2025, the Company entered into a Cell Free Extract supply agreement (the “CFE Supply Agreement”) with Astellas, wherein the Company will provide manufacturing and supply chain management services, including supply of XtractCF® for use in manufacturing collaboration clinical product candidates.

Revenues under the Astellas Agreements were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$12,958	$7,230
Research and development services	898	1,623
Financing component on unearned revenue	1,176	2,160
Materials supply	1,847	372
Total revenue	$16,879	$11,385

As of March 31, 2025, there was $24.4 million of deferred revenue related to the upfront and contingent payment received by the Company under the Astellas Agreement and the CFE Supply Agreement.

As of December 31, 2024, there was $29.1 million of deferred revenue related to the upfront payment received by the Company under the Astellas Agreement.

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of March 31, 2025 and December 31, 2024, there was $12.6 million and $12.4 million, respectively, in such accruals related to the Vaxcyte Supply Agreement.

For the three months ended March 31, 2025 and 2024, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $0.3 million and $1.6 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

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

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of March 31, 2025.

Revenues under the Vaxcyte agreements were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Research and development services	$222	$647
Materials supply	1	–
Total revenue	$223	$647

Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte's PCV products, including VAX-24 and VAX-31.

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

Revenues under the Ipsen agreements were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Research and development services	$54	$–
Materials supply	234	–
Total revenue	$288	$–

As of March 31, 2025 and December 31, 2024, there was $53.2 million of deferred revenue related to the Ipsen Agreements for both periods.

6. Commitments and Contingencies

Leases

The Company leases certain office, laboratory and manufacturing facilities in South San Francisco, California and San Carlos, California. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 5 years. These renewal options have not been considered in the determination of the right-of-use assets and lease liabilities associated with these leases as the Company has determined it is not reasonably certain it will exercise such options. Further, in March 2025, the Company announced its intention to cease its operations at its San Carlos manufacturing facility by the end of 2025.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$1,984	$1,984
Short-term lease cost	39	53
Variable lease cost	722	594
Total lease costs	$2,745	$2,631

During the three months ended March 31, 2025 and 2024, the Company recorded operating lease expense of $2.0 million and $2.0 million, respectively, and paid $2.3 million and $2.3 million, respectively, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease term was 2.6 years and 2.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of March 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
Remaining in 2025	$7,189
2026	8,994
2027	8,289
Total lease payments	24,472
Less: imputed interest	(3,075)
Operating lease liabilities	21,397
Less: current portion	(7,765)
Total lease liabilities, non-current	$13,632

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$12,640	$12,435
CMO-related accrual	2,553	8,525
Clinical trials-related accrual	7,207	6,263
Other	14,171	4,027
Total accrued expenses and other current liabilities	$36,571	$31,250

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than its original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of March 31, 2025, the effective interest rate used by the Company to amortize the liability is 20.67%.

During the three months ended March 31, 2025 and 2024, the Company recognized approximately $9.3 million and $7.2 million, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. As of March 31, 2025, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the three months ended March 31, 2025:

March 31,
2025
(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$180,809
Non-cash interest expense associated with the sale of future Vaxcyte royalties	9,344
Amortization of issuance costs	148
Liability related to the sale of future Vaxcyte royalties - ending balance	$190,301

9. Segment Reporting

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

Summary of the segment net loss, including significant segment expenses were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Revenue	$17,399	$13,008
Less:
Personnel-related expenses	(26,970)	(28,399)
Outside services	(19,378)	(22,262)
Preclinical research and clinical development expenses	(5,955)	(6,318)
Laboratory supplies	(4,160)	(3,808)
Facility and maintenance expenses	(3,435)	(3,638)
Equipment and office-related expenses	(4,726)	(4,802)
Travel-related expenses	(246)	(372)
Restructuring and related costs	(21,043)	-
Operating expenses	(85,913)	(69,599)
Loss from operations	(68,514)	(56,591)
Non-cash interest expense related to the sale of future royalties	(9,344)	(7,184)
Interest income	3,189	4,096
Interest and other (income) expense, net	(1,299)	1,466
Non-operating loss	(7,454)	(1,622)
Segment net loss	$(75,968)	$(58,213)

All of the Company’s long-lived assets are maintained in the United States.

10. Restructuring, and Related Costs

As discussed in Note 1, in connection with the Restructuring Plan, the Company reported the following costs in restructuring and other costs of deprioritized program:

•
Clinical trial expenses and other third-party costs for the deprioritization of the luvelta program;
•
Severance and benefits expense; and
•
Contract termination and other costs.

Restructuring, and related costs include the following:

Three Months Ended
March 31, 2025
(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$4,255
Severance and benefits expense	8,510
Contract termination and other restructuring costs	8,278
Total	$21,043

The Company incurred certain charges related to the Restructuring Plan during the three months ended March 31, 2025, and expects the Restructuring Plan to be substantially completed by the end of 2025.

Clinical trial expense, other third-party costs for the deprioritization of luvelta

The clinical costs associated with deprioritization of the luvelta program primarily include clinical trial and other development expenses to transition patients from the Company-led trials to standard of care or, in limited cases, post-trial access, third-party costs with the Company's CROs and CMOs, as well as direct employee costs supporting these efforts.

Severance and Benefit Expense

Employees affected by the reduction in force under the Restructuring Plan are entitled to receive severance payments and certain Company-funded benefits. The following table provides details regarding the severance and other termination benefit expense and a reconciliation of such liability for the three months ended March 31, 2025, which is reported within accrued compensation on the condensed Balance Sheet:

	Three Months Ended
	March 31, 2025
	No service period	Service period required	Total
	(in thousands)
Liability balance as of December 31, 2024	$-	$-	$-
Expense recognized during the period	6,652	1,051	7,703
Payments during the period	(1,908)	-	(1,908)
Liability balance as of March 31, 2025	$4,744	$1,051	$5,795

The total amount expected to be incurred in connection with severance payments and certain Company-funded benefits is $10.2 million.

Further, under the Company's Severance and Change in Control Plan (the “CIC Plan”), eligible terminated employees are entitled to acceleration of their unvested equity awards. During the three months ended March 31, 2025, these expenses amounted to $0.8 million and were recorded under ASC 718, Compensation—Stock Compensation ("ASC-718"). The total amount expected to be incurred in connection with acceleration of unvested equity awards is $2.7 million.

11. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	March 31,	December 31,
	2025	2024
Common stock options issued and outstanding	8,503,726	8,671,883
Restricted stock units issued and outstanding	3,917,214	5,955,109
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	6,487,815	1,626,268
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	855,176	1,213,418
Warrants to purchase common stock	127,616	127,616
Total	19,891,547	17,594,294

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 31, 2025 and December 31, 2024.

12. Equity Incentive Plans, Equity Inducement Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2004 Equity Incentive Plan, 2018 Equity Incentive Plan, 2021 Equity Inducement Plan, and Amended and Restated 2021 Equity Inducement Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. As a result, the Company will not grant any additional awards under the 2004 Equity Incentive Plan (“2004 Plan”). The terms of the 2004 Plan and applicable award agreements will continue to govern any outstanding awards thereunder. In addition to the shares of common stock reserved for future issuance under the 2004 Plan that were added to the 2018 Plan upon its effective date, the Company initially reserved 2,300,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 4,126,321 shares on January 1, 2025.

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

As of March 31, 2025, the Company had a total of 6,487,815 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2024	8,671,883	$9.89
Canceled and forfeited	(168,157)	7.44
Stock options outstanding at March 31, 2025	8,503,726	9.94
Stock options exercisable at March 31, 2025	6,648,509	$11.34

Restricted Stock Units

The RSUs vest annually, and generally, will become fully vested over four years. A summary of the status and activity of non-vested RSUs during the three months ended March 31, 2025 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2024	5,955,109	$6.05
Granted	12,000	1.83
Vested and released	(1,581,892)	8.02
Canceled and forfeited	(468,003)	5.77
Non-vested March 31, 2025	3,917,214	$5.28

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, in order to enable eligible employees to purchase shares of the Company’s common stock. The Company initially reserved 230,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 750,000 shares on January 1, 2025. The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 3,050,000 shares of the Company’s common stock.

As of March 31, 2025, 2,194,824 shares had been purchased and 855,176 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Research and development expense	$2,284	$3,174
General and administrative expense	2,449	2,894
Restructuring and related costs	805	-
Total	$5,538	$6,068

As of March 31, 2025, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $5.9 million and $17.9 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.1 years and 2.2 years, respectively. As of March 31, 2025, there was $0.1 million of unrecognized stock-based compensation expense related to the ESPP.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(75,968)	$(58,213)
Denominator:
Shares used in computing net loss per share	83,106,013	61,457,793
Net loss per share, basic and diluted	$(0.91)	$(0.95)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the three months ended March 31, 2025, and 2024, because including them would have been antidilutive:

	As of March 31,
	2025	2024
Common stock options issued and outstanding	8,503,726	8,749,825
Restricted stock units issued and outstanding	3,917,214	6,222,549
Warrants to purchase common stock	127,616	127,616
Shares to be issued under employee stock purchase plan	97,544	33,575
Total	12,646,100	15,133,565

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements related to our expectations regarding our future results of operations and financial position, the use and adequacy of our existing cash to achieve our business goals, business strategy, market size for our product candidates, potential future milestone and royalty payments, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the impact of health pandemics, tariffs, regional geopolitical conflicts, changes in interest rates, inflation, potential uncertainty with respect to the debt ceiling and potential government shutdown related thereto, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Overview

We are an oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs, enabled by our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site-specific conjugation platform, XpressCF+®. We aim to design and develop therapeutics using the most relevant and potent modalities, including ADCs, bispecific ADCs, and dual conjugate ADCs, which include immunostimulatory ADCs, or iADCs. Our molecules are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe that our platform allows us to accelerate the discovery and development of potential first-in-class and/or best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by creating medicines with improved therapeutic profiles for areas of unmet need.

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

Our most advanced preclinical stage programs are STRO-004 and STRO-006, with STRO-004 being our current highest priority wholly-owned product candidate. STRO-004 is a single homogeneous ADC directed against tissue factor, or TF, which we intend to develop for the treatment of solid tumors. We anticipate filing an IND for STRO-004 in the second half of 2025.

We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. Preclinical data suggest that STRO-004 has potent antitumor activity and the potential for a differentiated safety profile. Our other preclinical assets include STRO-006, an ADC targeting Integrinβ6, and dual conjugate ADCs, including iADCs. We plan to file three INDs over the next three years, including for STRO-004 and for STRO-006.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multi-target, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, with our ongoing relationships that include licensing to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003. STRO-003 is intended to be developed for the treatment of solid tumors and we anticipate the filing of an IND in connection with this program in 2026. In addition, we have an ongoing iADC collaboration with Astellas.

Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. The lead programs for Vaxcyte are VAX-31 and VAX-24, its 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates. Vaxcyte is responsible for performing all research and development activities and we provide technical support. In June 2023, we entered into a purchase and sale agreement, or the Purchase Agreement with Blackstone, in which Blackstone acquired the right to receive our 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, such as VAX-24 and VAX-31. Following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of an amendment to the licensing agreement, the revenue interest in the 4% royalty on potential future sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to us. Thus, we retain the right to receive a 4% royalty on sales of Vaxcyte’s products other than PCV products. In November 2023, Vaxcyte exercised its option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

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

In March 2025, the Board of Directors approved the Restructuring Plan, with an associated planned reduction in our workforce, as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. In connection with this Restructuring Plan, we deprioritized further investment in luvelta and refocused our activities on our preclinical pipeline, including STRO-004 and STRO-006. In addition, we intend to decommission or otherwise exit our San Carlos manufacturing facility by the end of 2025 and rely on an external manufacturing strategy, in which all elements of our product candidates and platform reagents are manufactured by qualified third-party CMOs.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $68.5 million and a net loss of $76.0 million for the three months ended March 31, 2025. We had a loss from operations of $56.6 million and a net loss of $58.2 million for the three months ended March 31, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of March 31, 2025, we had an accumulated deficit of $862.8 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect a reduction in operating expenses as we strategically reprioritize our resources. However, we anticipate our operating expenses would increase if we advance our product candidates through clinical development, seek regulatory approvals for our product candidates, engage in other research and development activities, expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. In light of our current resources and the cost of development, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development and general and administrative activities, and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

The following table summarizes our research and development expenses incurred during the indicated periods. The internal costs include personnel, facility costs and research and scientific related activities associated with our pipeline. The external program costs reflect external costs attributable to our clinical development candidates prior to the deprioritization of luvelta and preclinical candidates selected for further development. Such expenses include third-party costs for preclinical and clinical studies and research, development and manufacturing services, and other consulting costs.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Internal costs:
Research and drug discovery	$10,796	$10,206
Process and product development	5,682	6,299
Manufacturing	11,198	12,364
Clinical development	3,152	3,733
Total internal costs	30,828	32,602
External Program Costs:
Research and drug discovery	1,419	541
Process and product development	820	338
Manufacturing	11,796	15,610
Clinical development	6,734	7,787
Total external program costs	20,769	24,276
Total research and development expenses	$51,597	$56,878

We expect a reduction in research and development expenses as we strategically reprioritize our resources. However, we anticipate such expenses would increase if we advance our product candidates through clinical development, and continue to develop our external manufacturing capabilities.

General and Administrative

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resources, audit, accounting and tax services and allocated facilities and IT-related costs. Personnel costs include salaries, employee benefits and stock-based compensation. We incur expenses operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards applicable to companies listed on the Nasdaq Global Market, additional insurance expenses, investor relations activities and other administrative and professional services. We expect a reduction in general and administrative expenses as we strategically reprioritize our resources. However, we anticipate such expenses would increase if we advance our product candidates through clinical development and toward potential commercialization.

Restructuring and Related Costs

In March 2025, we announced the Restructuring Plan resulting in the prioritization of our three wholly-owned preclinical programs in our next-generation ADC pipeline. We also announced that we are deprioritizing additional investment into development of luvelta across all indications and are reducing headcount by nearly 50 percent. In connection with these events, we reported the following restructuring costs in "Restructuring and Related Costs" in our interim condensed Statements of Operations for the three months ended March 31, 2025:

•
Clinical trial expenses and other third-party costs for the deprioritization of the luvelta program;
•
Severance and benefits expense; and
•
Contract terminations and other costs.

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

Non-cash interest expense will be recognized over the estimated life of the royalty term arrangement using the effective interest method based on the imputed interest rate derived from the estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest expense includes the financing component under the Astellas Agreement and recorded interest expense associated with the upfront payment.

Comparison of the Three Months Ended March 31, 2025, and 2024

	Three Months Ended
	March 31,
	2025	2024	Change	Change (%)
	(in thousands)
Revenue	$17,399	$13,008	$4,391	34%
Operating expenses
Research and development	51,597	56,878	(5,281)	(9)%
General and administrative	13,273	12,721	552	4%
Restructuring and related costs	21,043	-	21,043	*
Total operating expenses	85,913	69,599	16,314	23%
Loss from operations	(68,514)	(56,591)	(11,923)	21%
Interest income	3,189	4,096	(907)	(22)%
Unrealized gain on equity securities	-	3,679	(3,679)	(100)%
Non-cash interest expense related to the sale of future royalties	(9,344)	(7,184)	(2,160)	30%
Interest and other income (expense), net	(1,299)	(2,213)	914	(41)%
Net loss	$(75,968)	$(58,213)	$(17,755)	31%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	March 31,
	2025	2024	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$16,879	$11,385	$5,494	48%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	9	970	(961)	(99)%
Vaxcyte, Inc. ("Vaxcyte")	223	647	(424)	(66)%
Ipsen Pharma SAS (“Ipsen”)	288	-	288	*
Merck Sharp & Dohme Corporation (“Merck”)	-	6	(6)	(100)%
Total revenue	$17,399	$13,008	$4,391	34%

*Percentage not meaningful

Total revenue increased by $4.4 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This was primarily due to a $5.5 million increase from Astellas, of which $5.7 million was from the ongoing performance related to partially unsatisfied performance obligations, and included a $5.7 million cumulative catch-up in revenue as a result of the change in transaction price due to a $7.5 million contingent payment earned in the first quarter of 2025 for the initiation by Astellas of the first IND-enabling toxicology study under the Astellas Agreement, and $1.5 million from materials supply, which was partially offset by decreases of $1.0 million from the financing component related to the Astellas Agreement and $0.7 million from research and development services. Additionally, there was a $0.3 million increase in Ipsen revenue from research and development services and materials supply, which commenced in the second quarter of 2024. These increases were partially offset by a $0.9 million decrease in Tasly revenue, primarily due to a decrease in research and development services and materials supply, and a $0.4 million decrease in Vaxcyte revenue, primarily due to a decrease in research and development services.

Research and Development Expense

Research and development expense decreased by $5.3 million, or 9%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The overall decrease was due primarily to decreases of $3.2 million in outside services, $1.6 million in personnel-related expenses, $0.4 million in preclinical research and clinical development expenses, and $0.3 million in facilities and IT-related expenses. Following the implementation of the Restructuring Plan, we began reporting restructuring-related costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements. These decreases were partially offset by a $0.3 million increase in laboratory supply expenses.

General and Administrative Expense

General and administrative expense increased by $0.5 million, or 4%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The overall increase was due primarily to increases of $0.3 million in outside services, $0.3 million in IT-related expenses, and $0.2 million in personnel-related expenses, partially offset by a $0.2 million decrease in travel and office-related expenses. Some general and administrative expenses previously recorded under this category are now reported under "Restructuring and related costs" in our interim condensed financial statements following the implementation of our Restructuring Plan.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs, as further described and disclosed in Note 10 to our condensed financial statements :

Three Months Ended
March 31, 2025
(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$4,255
Severance and benefits expense	8,510
Contract termination and other restructuring costs	8,278
Total	$21,043

We will continue to recognize expenses in future periods for the deprioritization of the luvelta program and related costs, of which we expect to recognize a significant portion in 2025. The ultimate amount of expense will be affected by the timing to complete our cost commitments to our third-party CROs and CMOs and the full wind-down of the clinical trials. We will revise our estimates for the costs to deprioritize these studies for the luvelta program and the amount of severance and benefits paid to employees as new information becomes available to us in future periods.

Interest Income

Interest income decreased by $0.9 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due primarily to lower average investment balances and lower average rates of return in 2025.

Unrealized Gain on Equity Securities

We sold our remaining shares of Vaxcyte common stock during the year ended December 31, 2024, resulting in no unrealized gain on equity securities during the three months ended March 31, 2025, as compared to an unrealized gain of $3.7 million for the three months ended March 31, 2024.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $2.2 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $0.9 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a decrease of $1.0 million from the financing component related to the Astellas Agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, sale of shares of Vaxcyte common stock, and a royalty monetization. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $249.0 million, and an accumulated deficit of $862.8 million.

Contingent payment from Astellas

In the first quarter of 2025, we earned a $7.5 million contingent payment from Astellas for their initiation of an IND-enabling toxicology study for the first program under our collaboration with Astellas.

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

In September 2020, we entered into a sublease agreement, (the "Sublease with Five Prime Therapeutics, Inc."), or (the "Sublessor"), for approximately 115,466 square feet, in a building located in South San Francisco, California, or (the "Premises"). We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the "Landlord"). We commenced using the remaining 29,711 square feet of the Premises, (the "Expansion Premises") on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of March 31, 2025 and December 31, 2024.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(67,883)	$(64,741)
Net cash (used in) provided by investing activities	(16,258)	64,105
Net cash provided by (used in) financing activities	66	(3,429)
Net decrease in cash, cash equivalents and restricted cash	$(84,075)	$(4,065)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 was $67.9 million. Our net loss of $76.0 million included non-cash amounts of $9.3 million for non-cash interest expense on our deferred royalty obligation, $5.5 million for stock-based compensation, $1.9 million for depreciation and amortization, $1.4 million for non-cash lease expense, and $1.1 million for the accretion of discount on marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $9.1 million, due to an increase of $4.9 million in accounts receivable primarily due to a $7.5 million receivable from Astellas for their initiation of an IND-enabling toxicology study for the first program in our collaboration with Astellas, which was partially offset by a decrease in accounts receivable from our other collaborators, a decrease of $4.7 million in deferred revenue primarily due to revenue recognized under the Astellas Agreement, a decrease of $1.7 million in our operating lease liability, and a decrease of $1.3 million in accrued compensation expense primarily due to bonuses paid in 2025 in connection with certain company 2024 goal achievements, which was partially offset by an increase in severance and benefits obligations under the Restructuring Plan. The decrease in operating assets and liabilities were partially offset by an increase of $3.7 million in accounts payable, accrued expenses and other liabilities due to timing of payments,

Cash used in operating activities for the three months ended March 31, 2024 was $64.7 million. Our net loss of $58.2 million included non-cash charges of $7.2 million for non-cash interest expense on our deferred royalty obligation, $6.1 million for stock-based compensation, $3.7 million for the unrealized gain on equity securities as a result of the remeasurement of the estimated fair value of our investment in Vaxcyte common stock, $2.7 million for the accretion of discount on marketable securities, $1.8 million for depreciation and amortization, and $1.2 million for non-cash lease expense. Cash used in operating activities also reflected a net change in operating assets and liabilities of $16.6 million, due to a decrease of $7.2 million in deferred revenue from revenue recognized under our collaboration agreements, decrease of $7.6 million in accrued compensation expense primarily due to bonuses paid in 2024 in connection with certain company 2023 goal achievements, a decrease of $2.7 million in accounts payable, accrued expenses and other liabilities due to timing of payments, an increase of $2.4 million in prepaid expenses and other assets, and a decrease of $1.5 million in our operating lease liability, which was partially offset by a decrease of $4.8 million in accounts receivable from our collaborators.

Cash Flows from Investing Activities

Cash used in investing activities of $16.3 million for the three months ended March 31, 2025 was primarily related to purchases of marketable securities of $142.4 million, and purchases of property and equipment of $1.2 million, principally for laboratory equipment, partially offset by maturities and sales of marketable securities of $127.3 million.

Cash provided by investing activities of $64.1 million for the three months ended March 31, 2024 was primarily related to maturities and sales of marketable securities of $199.5 million, partially offset by purchases of marketable securities of $135.0 million, and purchases of property and equipment of $0.4 million, principally for laboratory equipment.

Cash Flows from Financing Activities

Cash provided by financing activities of $0.1 million for the three months ended March 31, 2025 was primarily related to $0.3 million of net proceeds received from participants in our employee equity plans, partially offset by a $0.2 million tax payment related to the net shares settlement of vested restricted stock units.

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

See Note 2 and Note 10 to our interim condensed financial statements for our accounting policies and estimates related to the restructuring and related costs. Other than these accounting policies and estimates, there have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We had cash, cash equivalents and marketable securities of $249.0 million and $316.9 million as of March 31, 2025 and December 31, 2024, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, and U.S. agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
We will need substantial additional funds to advance development of our product candidates and failure to obtain sufficient funding may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations. We may have difficulties accessing the required additional capital on reasonable, or even any, terms to continue our product and platform development or other operations and have made and may have to make again in the future difficult prioritization decisions regarding development and potential partnering of our clinical and preclinical product candidates.
•
Our product candidates are in development and may fail, be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability.
•
Our business is dependent on the success of our product candidates, including STRO-004 and STRO-006, which are generated from our proprietary XpressCF® and XpressCF+® platforms.
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
•
If we are unable to develop, obtain regulatory approval for or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed. Changes in regulatory policy may render our strategies for obtaining regulatory approval less effective or completely ineffective, preventing us from obtaining regulatory approval for our product candidates on time, or at all.

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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of March 31, 2025, had an accumulated deficit of $862.8 million. For the three months ended March 31, 2025 and the year ended December 31, 2024, our net loss was $76.0 million and $227.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We will need substantial additional funds to advance development of our product candidates and failure to obtain sufficient funding may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations. We may have difficulty accessing additional capital on reasonable, or even any, terms to continue our product and platform development or other operations and have made and may have to make again in the future difficult prioritization decisions regarding development and potential partnering of our clinical and preclinical product candidates.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our preclinical and clinical-stage product candidates and the development of our technology platform, including our in-house manufacturing capabilities. Preclinical studies and clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of March 31, 2025, we had $249.0 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

•
the timing, progress and results of preclinical and worldwide clinical development activities;
•
the costs associated with the development of our internal and external manufacturing and research and development facilities and processes;
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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo additional reductions in our workforce or other corporate restructuring activities beyond the reduction in our workforce announced in March 2025. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We cannot provide assurance that anticipated collaborator payments will, in fact, be received. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration and other associated agreements, the sale of equity securities, debt financing and a royalty monetization agreement. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, royalty monetization or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all.

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

We have no products on the market and all of our internal product candidates for cancer therapy are in preclinical development, including our most advanced candidates, STRO-004 and STRO-006. Additionally, we have programs that are being evaluated by partners in clinical trials and by us in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

Our business is dependent on the success of our product candidates, including STRO-004 and STRO-006, which are generated from our proprietary XpressCF® and XpressCF+® platforms. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, including STRO-004 and STRO-006. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The success of STRO-004, STRO-006 and our other future proprietary product candidates will depend on many factors, including the following:

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

Additionally, we have in the past and may in the future create benchmark molecules for comparative purposes. For example, we have created a benchmark Tissue Factor, or TF, targeting antibody-drug conjugate, or ADC, using conventional technology. However, we cannot be certain that any benchmark molecule that we create is the same as the molecule we are attempting to recreate, and the results of the tests comparing any such benchmark molecule to any other potential or current product candidate may be different than the actual results of a head-to-head test of any such other potential or current product candidate against a competitor molecule. Additional preclinical and clinical testing will be needed to evaluate the therapeutic index of our potential or current product candidates, and to understand their therapeutic potential relative to other product candidates in development. While we believe our ADCs may be superior to other investigative agents in development, without head-to-head comparative data, we will not be able to make claims of superiority to other products in our promotional materials, if our product candidates are approved.

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

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies, including unprecedented Immunostimulatory ADC, or iADC, and dual payload ADC technology, that are unproven and may not result in marketable products.

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

If product candidates based on our XpressCF® and XpressCF+® platforms are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC, iADC or dual payload ADC development and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our ADC product candidates contain cleavable or non-cleavable linker-warhead combinations or novel warheads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF® and XpressCF+® platform prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

iADC and dual payload ADC are novel technologies, which makes it difficult to predict the time, risks and cost of development and of subsequently obtaining regulatory approval of these potential product candidates.

Certain of our preclinical product candidates are based on our proprietary iADC and dual payload ADC technology. Some of our future success depends on the successful development of this technology and products based on it. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using our novel and unprecedented iADC or dual payload ADC technology. We may never receive approval to market and commercialize any potential iADC or dual payload ADC product candidate.

If we uncover any previously unknown risks related to our iADC and dual payload ADC technology, or if we experience unanticipated or unsolvable problems or delays in developing our iADC or dual payload ADC product candidates, we may be unable to complete our preclinical studies and clinical trials, meet the obligations of our collaboration and license agreements, or commercialize our product candidates on a timely or profitable basis. If serious adverse events or unacceptable side effects are observed in preclinical studies or clinical trials of a product candidate based on our iADC or dual payload ADC technology, or if iADCs or dual payload ADCs were shown to have limited efficacy, our ability to develop other product candidates based on our iADC or dual payload ADC technology would be adversely affected.

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

We have invested in our own current Good Manufacturing Practices, or cGMP, compliant manufacturing facility in San Carlos, California. In this facility, we are developing and implementing novel, proprietary cell-free production technologies to supply our planned preclinical and clinical trials; however, we are transitioning our extract and reagent manufacturing strategy to an outsourced model and plan to wind-down our manufacturing activities in our San Carlos facility no later than the end of 2025.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF® and XpressCF+® platforms. STRO-004 and STRO-006 are our most advanced preclinical stage programs, and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

We are aware of several companies that are developing ADCs, cytokine derivatives, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same targets as STRO-004 and STRO-006. For example, Pfizer has an approved ADC targeting TF, TIVDAK®. In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs, including TF-targeting ADCs; and we anticipate more TF-targeting ADCs and other potential TF-targeting modalities to be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than TF for the treatment of the same indications for which we are developing STRO-004. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

We expect we will need to grow our organization in the future, and we may experience difficulties in managing our growth and expanding our operations.

As of March 31, 2025, we had 269 full-time employees. Our corporate restructuring, announced in March 2025, is expected to result in a reduction in workforce to approximately 182 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, if a computer security breach affects our systems or results in the unauthorized release of personal information, our reputation could be materially damaged, we may be required to formally notify governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws. We could also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information that may result in regulatory scrutiny, fines, private right of action settlements, and other consequences. Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight. Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue.

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

Our success depends in part on our, our licensor’s and our collaborators’ ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others that cover our product candidates, methods used to manufacture our product candidates, methods for treating patients using our product candidates, pharmaceutical formulations and dosing regimens, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We, our licensors and collaborators may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we, our licensors and collaborators may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we, our licensors and collaborators will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is also possible that we, our licensors, and our collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third-party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. Also, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we, our licensors or collaborators were the first to make the inventions claimed in our patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such patents rights may otherwise become invalid. Composition of matter patents for biological and pharmaceutical therapeutic candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our therapeutic candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our therapeutics for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Because the antibody-drug conjugate therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic warheads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-warheads. We are further aware of an issued patent, expected to expire in 2034, relating to certain conjugates comprising a genus of hemiasterlin derivatives that may be potentially relevant to products incorporating our hemiasterlin-derived linker-warhead. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for a product incorporating these components, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-004 or any other product candidate. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Although some of our employees have experience in conducting and managing clinical trials from prior employment at other companies, we, as a company, have little prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of the initial clinical trials, depending upon the type, complexity and novelty of the product candidate and the availability of applicable government resources. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs. We may also be affected by ex-US regulatory requirements, given that our trials may be conducted globally; current and unforeseen new EU-specific clinical trial conduct regulations, such as the In Vitro Diagnostic Regulation, or IVDR, and GDPR, may delay, or increase the difficulty and expense of conducting, our clinical studies.

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

Disruptions at the FDA and other agencies may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives under the new Administration and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit, or delay development and regulatory approval of our product candidates, which would adversely affect our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment for and facilitate the renewal of user fee programs, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

Moreover, FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face under President Trump’s administration (the “Administration”) as we proceed with research and development and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

Moreover, there remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development and sale of new therapeutic products. For example, on January 20, 2025, President Trump announced an executive order establishing the Department of Government Efficiency to maximize government efficiency and productivity. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities could adversely affect the funding for existing programs and grants and increase the costs to us of conducting clinical trials. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we or our collaborators become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our operating results.

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

Further, the continued listing standards of the Nasdaq Global Market require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. We have recently traded below this threshold, and if we do for more than 30 consecutive trading days we may receive notice from Nasdaq. In such an event, we may not be able regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. We have submitted to stockholders approval of a reverse stock split, which we may implement if the trading price of our common stock continues to be near or below $1.00. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, fluctuating interest and inflation rates, changes in tariffs and trade restrictions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. For example, on February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China, and on April 2, 2025, the United States announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates.

Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our product candidates. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our business, results of operations, financial condition and prospects. Moreover, there are currently headlines and discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry.

Further, the capital and credit markets may be adversely affected by rising regional geopolitical tensions, and global sanctions imposed in response thereto. Our business and operations may be impacted by the current political instability and military hostilities in multiple geographies including Ukraine, the Middle East and the tensions between China and Taiwan. Moreover, a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Additionally, we may be subject to stockholder activism, which can be costly and time-consuming, disrupting our operations and diverting the attention of management and may lead to additional compliance costs and impact the manner in which we operate our business. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. In order to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1‡˄	Transition and Separation Agreement, dated as of March 13, 2025, by and between Sutro Biopharma, Inc. and William J. Newell.					X
10.2‡	Offer Letter, dated as of March 13, 2025, by and between Sutro Biopharma, Inc. and Jane Chung.					X
10.3‡˄	Transition and Separation Agreement, dated as of March 13, 2025, by and between Sutro Biopharma, Inc. and Edward C. Albini.					X
10.4‡˄	Transition and Separation Agreement, dated as of March 13, 2025, by and between Sutro Biopharma, Inc. and Anne Borgman.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: May 8, 2025	By:	/s/ Jane Chung
Jane Chung
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Edward C. Albini
Edward C. Albini
Chief Financial Officer