Form 10-Q
period 2025-06-30
SUTRO BIOPHARMA, INC.
filed 2025-08-07
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 84,774,177 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$64,025	$190,304
Marketable securities	141,106	126,591
Accounts receivable	7,999	8,616
Prepaid expenses and other current assets	18,500	17,799
Total current assets	231,630	343,310
Property and equipment, net	14,981	18,190
Operating lease right-of-use assets	14,836	17,677
Other non-current assets	50	7,172
Restricted cash	858	858
Total assets	$262,355	$387,207
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$4,308	$10,475
Accrued compensation	11,764	12,905
Deferred revenue - current	11,964	69,783
Operating lease liability - current	8,057	7,480
Accrued expenses and other current liabilities	38,153	31,250
Total current liabilities	74,246	131,893
Deferred revenue - non-current	6,906	12,536
Operating lease liability - non-current	11,536	15,674
Deferred royalty obligation related to the sale of future royalties	200,084	180,809
Other non-current liabilities	1,694	1,694
Total liabilities	294,466	342,606
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 84,720,047 and 82,526,430 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	85	83
Additional paid-in-capital	842,153	831,348
Accumulated other comprehensive (loss) income	(13)	39
Accumulated deficit	(874,336)	(786,869)
Total stockholders’ (deficit) equity	(32,111)	44,601
Total Liabilities and Stockholders’ (Deficit) Equity	$262,355	$387,207

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$63,745	$25,706	$81,144	$38,714
Operating expenses
Research and development	38,325	62,020	89,922	118,898
General and administrative	10,343	12,371	23,616	25,092
Restructuring and related costs	18,422	—	39,465	—
Total operating expenses	67,090	74,391	153,003	143,990
Loss from operations	(3,345)	(48,685)	(71,859)	(105,276)
Interest income	2,519	4,911	5,708	9,007
Unrealized gain on equity securities	—	4,808	—	8,487
Non-cash interest expense related to the sale of future royalties	(9,647)	(7,286)	(18,991)	(14,470)
Interest and other income (expense), net	(1,044)	(1,758)	(2,336)	(3,971)
Loss before provision for income taxes	(11,517)	(48,010)	(87,478)	(106,223)
(Benefit) from / provision for income taxes	(18)	8	(11)	8
Net loss	$(11,499)	$(48,018)	$(87,467)	$(106,231)
Net loss per share, basic and diluted	$(0.14)	$(0.59)	$(1.04)	$(1.49)
Weighted-average shares used in computing basic and diluted net loss per share	84,580,125	81,224,628	83,846,892	71,341,211

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(11,499)	$(48,018)	$(87,467)	$(106,231)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(4)	(50)	(52)	(184)
Comprehensive loss	$(11,503)	$(48,068)	$(87,519)	$(106,415)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2024	82,526,430	$83	$831,348	$39	$(786,869)	$44,601
Issuance of common stock under Employee Stock Purchase Plan	358,242	—	246	—	—	246
Vesting of restricted stock units	1,581,892	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(117,523)	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	5,538	—	—	5,538
Net unrealized loss on available-for-sale securities	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(75,968)	(75,968)
Balances at March 31, 2025	84,349,041	$84	$836,951	$(9)	$(862,837)	$(25,811)
Reversal of common stock under Employee Stock Purchase Plan	(2,500)	—		—	—	—
Vesting of restricted stock units	436,245	1	—	—	—	1
Stock transaction associated with taxes withheld on restricted stock units	(62,739)	—	(61)	—	—	(61)
Stock-based compensation expense	—	—	5,263	—	—	5,263
Net unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(11,499)	(11,499)
Balances at June 30, 2025	84,720,047	$85	$842,153	$(13)	$(874,336)	$(32,111)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	61,009,829	$61	$708,975	$21	$(559,408)	$149,649
Exercise of common stock options	23,748	—	117	—	—	117
Issuance of common stock under Employee Stock Purchase Plan	284,362	—	911	—	—	911
Vesting of restricted stock units	1,215,729	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(77,122)	—	(374)	—	—	(374)
Stock-based compensation expense	—	—	6,068	—	—	6,068
Net unrealized loss on available-for-sale securities	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	(58,213)	(58,213)
Balances at March 31, 2024	62,456,546	$62	$715,696	$(113)	$(617,621)	$98,024
Vesting of restricted stock units	107,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(8,474)	—	(37)	—	—	(37)
Stock-based compensation expense	—	—	6,159	—	—	6,159
Issuance of common stock in connection with underwritten offering, net of issuance costs of $3,474	14,478,764	15	71,512	—	—	71,527
Issuance of common stock to Ipsen Biopharmaceuticals, Inc. (USA) under the Ipsen Investment Agreement	4,827,373	5	24,566	—	—	24,571
Net unrealized loss on available-for-sale securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(48,018)	(48,018)
Balances at June, 2024	81,861,584	$82	$817,896	$(163)	$(665,639)	$152,176

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net loss	$(87,467)	$(106,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,800	3,551
Accretion of discount on marketable securities	(2,149)	(5,483)
Stock-based compensation	10,801	12,227
Non-cash lease expenses	2,841	2,482
Unrealized gain on equity securities	—	(8,487)
Non-cash interest expense on deferred royalty obligation	18,991	14,470
Other	303	430
Changes in operating assets and liabilities:
Accounts receivable	617	29,128
Prepaid expenses and other assets	6,421	(2,084)
Accounts payable	(5,726)	(3,292)
Accrued compensation	(1,141)	(4,746)
Accrued expenses and other liabilities	7,112	(5,383)
Deferred revenue	(63,449)	21,180
Change in operating lease liability	(3,561)	(3,048)
Net cash used in operating activities	(112,607)	(55,286)
Investing activities
Purchases of marketable securities	(170,973)	(292,332)
Maturities of marketable securities	135,750	265,313
Sales of marketable securities	22,805	11,951
Purchases of equipment and leasehold improvements	(1,260)	(1,202)
Net cash used in investing activities	(13,678)	(16,270)
Financing activities
Proceeds from sales of common stock, net of issuance costs	—	71,527
Proceeds from sales of common stock to Ipsen Biopharmaceuticals, Inc. (USA)	—	25,000
Payment of debt	—	(4,083)
Proceeds from exercise of common stock options	—	117
Taxes paid related to net shares settlement of restricted stock units	(240)	(411)
Proceeds from employee stock purchase plan	246	911
Net cash provided by financing activities	6	93,061
Net (decrease) increase in cash, cash equivalents and restricted cash	(126,279)	21,505
Cash, cash equivalents and restricted cash at beginning of period	191,162	70,140
Cash, cash equivalents and restricted cash at end of period	$64,883	$91,645
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$63
Income tax paid	$11	$15,164
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$23	$123
Financing component associated with program fees	$2,008	$3,918
Premium on common stock issued to Ipsen Biopharma, Inc. (USA)	$—	$429

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

Restructuring Plan

On March 13, 2025, the Company announced the completion of a strategic portfolio review (the "Restructuring Plan") resulting in the prioritization of the Company's three wholly-owned preclinical programs in the Company's next-generation ADC pipeline, beginning with the Company's potentially best-in-class exatecan ADC targeting Tissue Factor, STRO-004, expected to enter the clinic in the second half of 2025. As a result of the reprioritization, the Company announced plans to deprioritize additional investment into the development of luveltamab tazevibulin, or STRO-002, or luvelta. As part of the corporate restructuring, the Company planned to deprioritize luvelta-related activities, principally across clinical and manufacturing functions. The Company will continue to explore outlicensing opportunities for luvelta. In addition, given the Company’s significant progress in fully externalizing its cell-free manufacturing to scale, the Company intends to exit its internal GMP manufacturing facility by year-end. The Company also announced that it planned to reduce its workforce by approximately 50%.

See Note 10 for additional information on the effect of the Restructuring Plan on these interim condensed financial statements.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2025, there was an accumulated deficit of $874.3 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of June 30, 2025, the Company had unrestricted cash, cash equivalents, and marketable securities of $205.1 million which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, and marketable securities as of June 30, 2025 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these interim condensed financial statements.

On June 20, 2025, the Company received written notice from The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Listing Rule 5450(a)(1). In accordance with Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until December 17, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period.

If the Company is not in compliance by December 17, 2025, the Company may be afforded a second 180 calendar day period to regain compliance, if it elects to transfer to The Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency, which may include, if necessary, implementing a reverse stock split, which the Company has received shareholder approval to implement, at the discretion of our board of directors, at the recent annual shareholders’ meeting in June 2025.

If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The

Company would then be entitled to appeal the Nasdaq Staff’s determination to a Nasdaq Listing Qualifications Panel and request a hearing.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the year ended December 31, 2024.

Restructuring

The Company records employee severance costs based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going termination benefit arrangements, such as those arising from employment agreements, applicable regulations or past practices, in accordance with ASC Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC Topic 712”). Under ASC Topic 712, liabilities for post-employment benefits related to past services and that vest or are accumulated over time are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC Topic 420”). The Company records restructuring charges at fair value for one-time employee termination benefits on the communication date from management to the employees, provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn. Other associated costs are recognized in the period in which the liability is incurred.

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

	June 30,
	2025	2024
	(in thousands)
Cash and cash equivalents	$64,025	$90,788
Restricted cash	858	857
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$64,883	$91,645

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of June 30, 2025, and is based on the Company's current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$46,404	$46,404	$—	$—
Commercial paper	21,764	—	21,764	—
Corporate debt securities	46,716	—	46,716	—
Asset-backed securities	23,607	—	23,607	—
U.S. government securities	64,639	64,639	—	—
Total	203,130	111,043	92,087	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$68,474	$68,474	$—	$—
Commercial paper	50,932	—	50,932	—
Corporate debt securities	94,257	—	94,257	—
Asset-backed securities	40,522	—	40,522	—
U.S. government securities	49,644	49,644	—	—
U.S. agency securities	9,582	—	9,582	—
Total	$313,411	$118,118	$195,293	$—

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of June 30, 2025 and December 31, 2024, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	June 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$46,404	$—	$—	$46,404
Commercial paper	21,768	—	(4)	21,764
Corporate debt securities	46,714	4	(2)	46,716
Asset-based securities	23,605	2	—	23,607
U.S. government securities	64,652	—	(13)	64,639
Total	203,143	6	(19)	203,130
Less amounts classified as cash equivalents	(62,025)	—	1	(62,024)
Total marketable securities	$141,118	$6	$(18)	$141,106

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$68,474	$—	$—	$68,474
Commercial paper	50,933	3	(4)	50,932
Corporate debt securities	94,248	13	(4)	94,257
Asset-based securities	40,521	2	(1)	40,522
U.S. government securities	49,619	25	—	49,644
U.S. agency securities	9,577	5	—	9,582
Total	313,372	48	(9)	313,411
Less amounts classified as cash equivalents	(186,818)	(9)	7	(186,820)
Total marketable securities	$126,554	$39	$(2)	$126,591

No marketable securities had maturities of more than one year as of June 30, 2025 and December 31, 2024.

There were $112.0 million and $69.9 million of investments in an unrealized loss position of $19,000 and $9,000 as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after June 30, 2025, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of June 30, 2025. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and marketable securities as of June 30, 2025 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of June 30, 2025 and December 31, 2024.

In accordance with the collaboration, license and supply agreements, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Astellas Pharma Inc. (“Astellas”)	$7,415	$24,752	$24,294	$36,137
Tasly Biopharmaceuticals Co., Ltd.	96	5	105	975
Vaxcyte, Inc. ("Vaxcyte")	165	846	388	1,493
Ipsen Pharma SAS (“Ipsen”)	56,069	95	56,357	95
Merck Sharp & Dohme Corporation	-	8	—	14
Total revenue	$63,745	$25,706	$81,144	$38,714

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the six months ended June 30, 2025:

Six Months Ended
June 30, 2025
(in thousands)
Deferred revenue—December 31, 2024	$82,319
Additions to deferred revenue	8,184
Recognition of revenue in current period	(71,633)
Deferred revenue—June 30, 2025	$18,870

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $12.0 million of the deferred revenue over the next twelve months.

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $25.3 million as of June 30, 2025 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the target programs.

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

Revenues under the Astellas Agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$5,410	$21,590	$18,368	$28,820
Research and development services	609	1,381	1,507	3,004
Financing component on unearned revenue	832	1,758	2,008	3,918
Materials supply	564	23	2,411	395
Total revenue	$7,415	$24,752	$24,294	$36,137

As of June 30, 2025, there was $18.9 million of deferred revenue related to the upfront and contingent payment received by the Company under the Astellas Agreement and the CFE Supply Agreement.

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

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of June 30, 2025 and December 31, 2024, there was $12.7 million and $12.4 million, respectively, in such accruals related to the Vaxcyte Supply Agreement.

For the three and six months ended June 30, 2025, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $0.8 million and $1.1 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

For the three and six months ended June 30, 2024, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $2.6 million and $4.2 million, respectively.

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

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of June 30, 2025.

Revenues under the Vaxcyte agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development services	$147	$650	$369	$1,297
Materials supply	18	196	19	196
Total revenue	$165	$846	$388	$1,493

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

In June 2025, Ipsen informed the Company of its strategic decision not to advance the STRO-003 program under its partnership with the Company, following the review of new data and developments in the ROR1 landscape. STRO-003 continues to be recognized as a well-engineered ADC candidate. The Company assessed the contract modification under ASC 606 which changed the scope of the performance obligations such that Ipsen was not expecting, and the Company was not intending to, perform any additional activities beyond June 30, 2025, resulting in the acceleration of the remaining deferred revenue recorded on the Company’s financial statements.

Revenues under the Ipsen agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$50,429	$—	$50,429	$—
Research and development services	17	18	71	18
Materials supply	5,623	77	5,857	77
Total revenue	$56,069	$95	$56,357	$95

As of June 30, 2025 and December 31, 2024, there was zero and $53.2 million of deferred revenue, respectively, related to the Ipsen Agreements.

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Operating lease cost	$1,984	$1,984	$3,968	$3,968
Short-term lease cost	60	38	99	91
Variable lease cost	718	853	1,440	1,447
Total lease costs	$2,762	$2,875	$5,507	$5,506

During the three and six months ended June 30, 2025, the Company recorded operating lease expense of $2.0 million and $4.0 million, respectively. For the six months ended June 30, 2025, the Company paid $4.7 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

During the three and six months ended June 30, 2024, the Company recorded operating lease expense of $2.0 million and $4.0 million, respectively. For the six months ended June 30, 2024, the Company paid $4.5 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

As of June 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 2.4 years and 2.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of June 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
Remaining in 2025	$4,845
2026	8,994
2027	8,289
Total lease payments	22,128
Less: imputed interest	(2,535)
Operating lease liabilities	19,593
Less: current portion	(8,057)
Total lease liabilities, non-current	$11,536

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$12,713	$12,435
CMO-related accrual	4,603	8,525
Clinical trials-related accrual	3,007	6,263
Other	17,830	4,027
Total accrued expenses and other current liabilities	$38,153	$31,250

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than its original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of June 30, 2025, the effective interest rate used by the Company to amortize the liability is 20.06%.

During the three and six months ended June 30, 2025, the Company recognized approximately $9.7 million and $19.0 million, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. During the three and six months ended June 30, 2024, the Company recognized approximately $7.3 million and $14.5 million, respectively, of non-cash interest expense on the deferred royalty obligation. As of June 30, 2025, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the six months ended June 30, 2025:

June 30,
2025
(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$180,809
Non-cash interest expense associated with the sale of future Vaxcyte royalties	18,991
Amortization of issuance costs	284
Liability related to the sale of future Vaxcyte royalties - ending balance	$200,084

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

Summary of the segment net loss, including significant segment expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$63,745	$25,706	$81,144	$38,714
Less:
Personnel-related expenses	(21,823)	(28,275)	(48,793)	(56,674)
Outside services	(16,369)	(22,811)	(35,747)	(45,074)
Preclinical research and clinical development expenses	1,356	(10,791)	(4,599)	(17,108)
Laboratory supplies	(3,397)	(3,601)	(7,556)	(7,409)
Facility and maintenance expenses	(3,818)	(3,941)	(7,253)	(7,580)
Equipment and office-related expenses	(4,388)	(4,610)	(9,114)	(9,412)
Travel-related expenses	(229)	(362)	(476)	(733)
Restructuring and related costs	(18,422)	—	(39,465)	—
Operating expenses	(67,090)	(74,391)	(153,003)	(143,990)
Loss from operations	(3,345)	(48,685)	(71,859)	(105,276)
Non-cash interest expense related to the sale of future royalties	(9,647)	(7,286)	(18,991)	(14,470)
Interest income	2,519	4,911	5,708	9,007
Interest and other income (expense), net	(1,044)	3,050	(2,336)	4,516
Non-operating loss	(8,172)	675	(15,619)	(947)
Loss before provision for income taxes	(11,517)	(48,010)	(87,478)	(106,223)
Income tax expense	18	(8)	11	(8)
Segment net loss	$(11,499)	$(48,018)	$(87,467)	$(106,231)

All of the Company’s long-lived assets are maintained in the United States.

10. Restructuring, and Related Costs

As discussed in Note 1, in connection with the Restructuring Plan, the Company reported the following costs in restructuring and other costs of deprioritized program:

•
Clinical trial expenses and other third-party costs for the deprioritization of the luvelta program;
•
Severance and benefits expense; and
•
Contract termination and other costs.

Restructuring, and related costs include the following:

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
	(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$13,006	$17,261
Severance and benefits expense	3,862	12,372
Contract termination and other restructuring costs	1,554	9,832
Total	$18,422	$39,465

The Company expects the Restructuring Plan to be substantially completed by the end of 2025.

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

Severance and Benefit Expense

Employees affected by the reduction in force under the Restructuring Plan are entitled to receive severance payments and certain Company-funded benefits. The following table provides details regarding the severance and other termination benefit expense and a reconciliation of such liability for the six months ended June 30, 2025, which is reported within accrued compensation on the condensed Balance Sheet:

	June 30, 2025
	No service period	Service period required	Total
	(in thousands)
Liability balance as of December 31, 2024	$—	$—	$—
Expense recognized during the period	6,652	2,430	9,082
Payments during the period	(3,360)	(1,932)	(5,292)
Liability balance as of June 30, 2025	$3,292	$498	$3,790

The remaining amount expected to be incurred in connection with severance payments and certain Company-funded benefits is $1.1 million.

Further, under the Company's Severance and Change in Control Plan (the “CIC Plan”), eligible terminated employees are entitled to acceleration of their unvested equity awards. During the three and six months ended June 30, 2025, these expenses amounted to $2.5 million and $3.3 million, respectively, and were recorded under ASC 718, Compensation—Stock Compensation ("ASC-718"). The total future amount expected to be incurred in connection with acceleration of unvested equity awards is $0.1 million.

11. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	June 30,	December 31,
	2025	2024
Common stock options issued and outstanding	9,616,926	8,671,883
Restricted stock units issued and outstanding	6,246,452	5,955,109
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	4,820,497	1,626,268
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	858,559	1,213,418
Warrants to purchase common stock	127,616	127,616
Total	21,670,050	17,594,294

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2025 and December 31, 2024.

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

Equity awards under the following plans are granted in accordance with Rule 5635(c)(4) of the Nasdaq listing rules.

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

In August 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”) and reserved an additional 750,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees.

In February 2023, the Company amended and restated the Amended and Restated 2021 Plan and reserved an additional 500,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees. Additionally, in May 2025, the Company amended and restated the Amended and Restated 2021 Plan and reserved an additional 2,250,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees. The total number of shares reserved for issuance pursuant to the Amended and Restated 2021 Plan is 4,250,000 shares.

As of June 30, 2025, the Company had a total of 4,820,497 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2024	8,671,883	$9.89
Granted	2,155,500	0.65
Canceled and forfeited	(1,210,457)	9.51
Stock options outstanding at June 30, 2025	9,616,926	7.87
Stock options exercisable at June 30, 2025	6,606,721	$10.59

Restricted Stock Units

The RSUs vest annually, and generally, will become fully vested over four years. A summary of the status and activity of non-vested RSUs during the six months ended June 30, 2025 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2024	5,955,109	$6.05
Granted	3,395,750	0.56
Vested and released	(2,018,137)	7.51
Canceled and forfeited	(1,086,270)	4.97
Non-vested June 30, 2025	6,246,452	$2.78

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

As of June 30, 2025, 2,194,824 shares had been purchased and 858,559 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development expense	$1,433	$3,072	$3,717	$6,246
General and administrative expense	1,346	3,087	3,795	5,981
Restructuring and related costs	2,484	—	3,289	—
Total	$5,263	$6,159	$10,801	$12,227

As of June 30, 2025, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $3.8 million and $13.4 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.2 years and 2.3 years, respectively. As of June 30, 2025, there was $0.1 million of unrecognized stock-based compensation expense related to the ESPP.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(11,499)	$(48,018)	$(87,467)	$(106,231)
Denominator:
Shares used in computing net loss per share	84,580,125	81,224,628	83,846,892	71,341,211
Net loss per share, basic and diluted	$(0.14)	$(0.59)	$(1.04)	$(1.49)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended June 30, 2025, and 2024, because including them would have been antidilutive:

	As of June 30,
	2025	2024
Common stock options issued and outstanding	9,616,926	8,779,966
Restricted stock units issued and outstanding	6,246,452	6,050,784
Warrants to purchase common stock	127,616	127,616
Shares to be issued under employee stock purchase plan	401,066	300,818
Total	16,392,060	15,259,184

14. Subsequent Event

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, which includes significant changes to U.S. tax law. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

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

Overview

We are an oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs, enabled by our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site-specific conjugation platform, XpressCF+®. We aim to design and develop therapeutics using the most relevant and potent modalities, including ADCs, bispecific ADCs, and dual-payload ADCs, which include immunostimulatory ADCs, or iADCs. Our molecules are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe that our platform allows us to accelerate the discovery and development of potential first-in-class and/or best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by creating medicines with improved therapeutic profiles for areas of unmet need.

Once identified, production of protein drug candidates can be rapidly and predictably scaled in our current Good Manufacturing Practices, or cGMP, compliant manufacturing facility or in the facility of one of our contract development and manufacturing organization, or CDMO, partners. We have the ability to manufacture our proprietary cell-free extract that supports our production of proteins on a large scale using a proprietary fermentation process.

Our most advanced preclinical stage programs are STRO-004 and STRO-006, with STRO-004 being our current highest priority wholly-owned product candidate. STRO-004 is a single homogeneous ADC directed against tissue factor, or TF, which we intend to develop for the treatment of solid tumors. We anticipate filing an IND for STRO-004 in the second half of 2025.

We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. Preclinical data suggest that STRO-004 has potent antitumor activity and the potential for a differentiated safety profile. Our other preclinical assets include STRO-006, an ADC targeting Integrinβ6, and dual-payload ADCs, including iADCs. We plan to file three INDs by the end of 2027, including for STRO-004 and for STRO-006.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multitarget, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology. We have an ongoing multitarget iADC collaboration with Astellas. Recently, Ipsen made a strategic decision not to advance the STRO-003 program under its partnership with us, following the review of new data and developments in the ROR1 landscape. STRO-003 continues to be recognized as a well-engineered ADC candidate.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck, Astellas, Vaxcyte, Ipsen, EMD Serono, BioNova, and Tasly, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public and other offerings of common stock, sales of our common stock through our At-the-Market Facility pursuant to our Open Market Sales AgreementSM dated April 2, 2021, or the Sales Agreement, with Jefferies LLC, or Jefferies, debt financing, sale of our holdings of Vaxcyte common stock, and the royalty monetization agreement with Blackstone.

In March 2025, the Board of Directors approved a strategic portfolio review, or the Restructuring Plan, with an associated planned reduction in our workforce, as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. In connection with this Restructuring Plan, we deprioritized further investment in luvelta and refocused our activities on our preclinical pipeline, including STRO-004 and STRO-006. In addition, we intend to decommission or otherwise exit our San Carlos manufacturing facility by the end of 2025 and rely on an external manufacturing strategy, in which all elements of our product candidates and platform reagents are manufactured by qualified third-party CMOs.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $71.9 million and a net loss of $87.5 million for the six months ended June 30, 2025. We had a loss from operations of $105.3 million and a net loss of $106.2 million for the six months ended June 30, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of June 30, 2025, we had an accumulated deficit of $874.3 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect a reduction in operating expenses as we strategically reprioritize our resources. However, we anticipate our operating expenses would increase if we advance our product candidates through clinical development, seek regulatory approvals for our product candidates, engage in other research and development activities, expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. In light of our current resources and the cost of development, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development and general and administrative activities, and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Astellas, Vaxcyte, Ipsen, and Tasly, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$10,183	$10,145	$20,979	$20,351
Process and product development	5,239	6,234	10,921	12,533
Manufacturing	10,457	11,778	21,655	24,142
Clinical development	930	3,940	4,082	7,673
Total internal costs	26,809	32,097	57,637	64,699
External Program Costs:
Research and drug discovery	3,224	959	4,643	1,500
Process and product development	493	448	1,313	786
Manufacturing	8,795	16,420	20,591	32,030
Clinical development	(996)	12,096	5,738	19,883
Total external program costs	11,516	29,923	32,285	54,199
Total research and development expenses	$38,325	$62,020	$89,922	$118,898

We expect a reduction in research and development expenses throughout 2025 as we strategically reprioritize our resources. However, we anticipate such expenses would increase if we advance our product candidates through clinical development, and continue to develop our external manufacturing capabilities.

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

Restructuring and Related Costs

In March 2025, we announced the Restructuring Plan resulting in the prioritization of our three wholly-owned preclinical programs in our next-generation ADC pipeline. We also announced that we are deprioritizing additional investment into development of luvelta across all indications and are reducing headcount by nearly 50 percent. In connection with these events, we reported the following restructuring costs in "Restructuring and Related Costs" in our interim condensed Statements of Operations for the three and six months ended June 30, 2025:

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

Comparison of the Three Months Ended June 30, 2025, and 2024

	Three Months Ended
	June 30,
	2025	2024	Change	Change (%)
	(in thousands)
Revenue	$63,745	$25,706	$38,039	148%
Operating expenses
Research and development	38,325	62,020	(23,695)	(38)%
General and administrative	10,343	12,371	(2,028)	(16)%
Restructuring and related costs	18,422	—	18,422	*
Total operating expenses	67,090	74,391	(7,301)	(10)%
Loss from operations	(3,345)	(48,685)	45,340	(93)%
Interest income	2,519	4,911	(2,392)	(49)%
Unrealized gain on equity securities	—	4,808	(4,808)	(100)%
Non-cash interest expense related to the sale of future royalties	(9,647)	(7,286)	(2,361)	32%
Interest and other income (expense), net	(1,044)	(1,758)	714	(41)%
Loss before provision for income taxes	(11,517)	(48,010)	36,493	(76)%
(Benefit) from / provision for income taxes	(18)	8	(26)	(325)%
Net loss	$(11,499)	$(48,018)	$36,519	(76)%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	June 30,
	2025	2024	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$7,415	$24,752	$(17,337)	(70)%
Tasly Biopharmaceuticals Co., Ltd.	96	5	91	1,820%
Vaxcyte, Inc. ("Vaxcyte")	165	846	(681)	(80)%
Ipsen Pharma SAS (“Ipsen”)	56,069	95	55,974	*
Merck Sharp & Dohme Corporation	—	8	(8)	(100)%
Total revenue	$63,745	$25,706	$38,039	148%

*Percentage not meaningful

Total revenue increased by $38.0 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This was primarily due to a $56.0 million increase from Ipsen, which included the derecognition of $53.2 million in deferred revenue as a result of Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us, and a $2.7 million increase in manufacturing activities supporting clinical trial supply. These increases were partially offset by a $17.3 million decrease from Astellas, of which $16.2 million related to ongoing performance on partially unsatisfied performance obligations, including a $5.7 million cumulative catch-up adjustment due to a change in transaction price reflecting a $7.5 million contingent payment earned in the first quarter of 2025 for the initiation by Astellas of the first IND-enabling toxicology study under the Astellas Agreement. An additional $0.9 million was from the financing component under the Astellas Agreement, and $0.2 million was from research and development services. Additionally, there was a $0.7 million decrease in Vaxcyte revenue from research and development services.

Research and Development Expense

Research and development expense decreased by $23.7 million, or 38%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The overall decrease was due primarily to decreases of $12.1 million in preclinical research and clinical development expenses, $6.3 million in outside services, $4.1 million in personnel-related expenses, $0.8 million in facilities expenses, $0.2 million in laboratory supplies, and $0.1 million in travel-related expenses. Following the implementation of the Restructuring Plan, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements.

General and Administrative Expense

General and administrative expense decreased by $2.0 million, or 16%, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The overall decrease was due primarily to decreases of $1.9 million in personnel-related expenses, $0.1 million in equipment and office-related expenses, and $0.1 million in insurance and other services expenses, partially offset by a $0.1 million increase in allocated facilities-related expenses. Some general and administrative expenses previously recorded under this category are now reported under "Restructuring and related costs" in our interim condensed financial statements following the implementation of our Restructuring Plan.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs, as further described and disclosed in Note 10 to our condensed financial statements:

Three Months Ended
June 30, 2025
(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$13,006
Severance and benefits expense	3,862
Contract termination and other restructuring costs	1,554
Total	$18,422

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

Interest Income

Interest income decreased by $2.4 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due primarily to lower average investment balances and lower average rates of return in 2025.

Unrealized Gain on Equity Securities

We sold our remaining shares of Vaxcyte common stock during the year ended December 31, 2024, resulting in no unrealized gain on equity securities during the three months ended June 30, 2025, as compared to an unrealized gain of $4.8 million for the three months ended June 30, 2024.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $2.4 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $0.7 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a decrease of $0.9 million from the financing component related to the Astellas Agreement, partially offset by a $0.2 million increase from foreign exchange fluctuations.

Comparison of the Six Months Ended June 30, 2025, and 2024

	Six Months Ended
	June 30,
	2025	2024	Change	Change (%)
	(in thousands)
Revenues	$81,144	$38,714	$42,430	110%
Operating expenses
Research and development	89,922	118,898	(28,976)	(24)%
General administrative	23,616	25,092	(1,476)	(6)%
Restructuring and related costs	39,465	—	39,465	*
Total operating expenses	153,003	143,990	9,013	6%
Loss from operations	(71,859)	(105,276)	33,417	(32)%
Interest income	5,708	9,007	(3,299)	(37)%
Unrealized gain on equity securities	—	8,487	(8,487)	(100)%
Non-cash interest expense related to the sale of future royalties	(18,991)	(14,470)	(4,521)	31%
Interest and other income (expense), net	(2,336)	(3,971)	1,635	(41)%
Loss before provision for income taxes	(87,478)	(106,223)	18,745	(18)%
(Benefit) from / provision for income taxes	(11)	8	(19)	(238)%
Net loss	$(87,467)	$(106,231)	$18,764	(18)%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Six Months Ended
	June 30,
	2025	2024	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$24,294	$36,137	$(11,843)	(33)%
Tasly Biopharmaceuticals Co., Ltd.	105	975	(870)	(89)%
Vaxcyte, Inc. ("Vaxcyte")	388	1,493	(1,105)	(74)%
Ipsen Pharma SAS (“Ipsen”)	56,357	95	56,262	*
Merck Sharp & Dohme Corporation	—	14	(14)	(100)%
Total revenue	$81,144	$38,714	$42,430	110%

*Percentage not meaningful

Total revenue increased by $42.4 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This was primarily due to a $56.0 million increase from Ipsen, which included the derecognition of $53.2 million in deferred revenue resulting from Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us, and a $2.7 million increase in manufacturing activities supporting clinical trial supply. These increases were partially offset by an $11.8 million decrease from Astellas, of which $10.4 million related to ongoing performance on partially unsatisfied performance obligations, including a $5.7 million cumulative catch-up adjustment due to a change in transaction price reflecting a $7.5 million contingent payment earned in the first quarter of 2025 for the initiation by Astellas of the first IND-enabling toxicology study under the Astellas Agreement. An additional $1.9 million decrease was from the financing component under the Astellas Agreement, partially offset by a $0.5 million increase in research and development services and materials supply. Revenue also decreased by $1.1 million from Vaxcyte, and $0.9 million from Tasly, both related to research and development services and materials supply.

Research and Development Expense

Research and development expense decreased by $29.0 million, or 24%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The overall decrease was due primarily to decreases of $12.5 million in preclinical research and clinical development expenses, $9.4 million in outside services, $5.8 million in personnel-related expenses, $1.0 million in allocated facilities-related expenses, $0.2 million in equipment and office-related expenses, and $0.1 million in travel-related expenses. Following the implementation of the Restructuring Plan, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements.

General and Administrative Expense

General and administrative expense decreased by $1.5 million, or 6%, during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The overall decrease was due primarily to decreases of $1.7 million in personnel-related expenses, $0.2 million in equipment and office-related expenses, and $0.1 million in travel-related expenses, partially offset by increases of $0.3 million in allocated facilities-related expenses and $0.2 million in outside services. Some general and administrative expenses previously recorded under this category are now reported under "Restructuring and related costs" in our interim condensed financial statements following the implementation of our Restructuring Plan.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs, as further described and disclosed in Note 10 to our condensed financial statements:

Six Months Ended
June 30, 2025
(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$17,261
Severance and benefits expense	12,372
Contract termination and other restructuring costs	9,832
Total	$39,465

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

Interest Income

Interest income decreased by $3.3 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due primarily to lower average investment balances and lower average rates of return in 2025.

Unrealized Gain on Equity Securities

We sold our remaining shares of Vaxcyte common stock during the year ended December 31, 2024, resulting in no unrealized gain on equity securities during the six months ended June 30, 2025, as compared to an unrealized gain of $8.5 million for the six months ended June 30, 2024.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $4.5 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $1.6 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a decrease of $1.9 million from the financing component related to the Astellas Agreement, partially offset by a $0.3 million increase from foreign exchange fluctuations.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, sale of shares of Vaxcyte common stock, and a royalty monetization. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $205.1 million, and an accumulated deficit of $874.3 million.

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

In September 2020, we entered into a sublease agreement, (the "Sublease with Five Prime Therapeutics, Inc."), or (the "Sublessor"), for approximately 115,466 square feet, in a building located in South San Francisco, California, or (the "Premises"). We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the "Landlord"). We commenced using the remaining 29,711 square feet of the Premises, (the "Expansion Premises") on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of June 30, 2025 and December 31, 2024.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(112,607)	$(55,286)
Net cash used in investing activities	(13,678)	(16,270)
Net cash provided by financing activities	6	93,061
Net (decrease) increase in cash, cash equivalents and restricted cash	$(126,279)	$21,505

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2025 was $112.6 million. Our net loss of $87.5 million included non-cash amounts of $19.0 million for non-cash interest expense on our deferred royalty obligation, $10.8 million for stock-based compensation, $3.8 million for depreciation and amortization, $2.8 million for non-cash lease expense, and $2.1 million for the accretion of discount on marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $59.7 million, due to a decrease of $63.4 million in deferred revenue resulting from Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us, a decrease of $5.7 million in accounts payable due to timing of payments, a decrease of $3.6 million in operating lease liabilities, and a decrease in $1.1 million in accrued compensation primarily due to severance payments made under the Restructuring Plan, partially offset by an increase of $7.1 million in accrued expenses and other liabilities due primarily to increases in CMO restructuring costs as a result of the deprioritization of luvelta, and a decrease of $6.4 million in prepaid expenses and other assets due to a decrease in clinical trials and CMO-related activities as a result of the deprioritization of STRO-002.

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

Cash Flows from Investing Activities

Cash used in investing activities of $13.7 million for the six months ended June 30, 2025 was primarily related to purchases of marketable securities of $171.0 million, and purchases of property and equipment of $1.3 million, principally for laboratory equipment, partially offset by maturities and sales of marketable securities of $135.7 million, and sales of marketable securities of $22.8 million.

Cash used in investing activities of $16.3 million for the six months ended June 30, 2024 was primarily related to purchases of marketable securities of $292.3 million, and purchases of property and equipment of $1.2 million, principally for laboratory equipment, partially offset by maturities and sales of marketable securities of $277.2 million,.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was immaterial, primarily related to $0.2 million of net proceeds received from participants in our employee equity plans, partially offset by a $0.2 million tax payment related to the net shares settlement of vested restricted stock units.

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

We had cash, cash equivalents and marketable securities of $205.1 million and $316.9 million as of June 30, 2025 and December 31, 2024, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, and U.S. agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
We depend on our information technology systems, and any failure or serious disruptions of these systems, or those of our contract research organizations, or CROs, third-party vendors, or other contractors or consultants we may utilize, could adversely affect our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.
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
•
Our, or our contract development and manufacturing organization, or CDMO, partners’, inability to manufacture sufficient quantities of our product candidates or such materials, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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
•
The price of our common stock does not meet the requirements for continued listing on The Nasdaq Global Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting.
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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of June 30, 2025, had an accumulated deficit of $874.3 million. For the six months ended June 30, 2025 and the year ended December 31, 2024, our net loss was $87.5 million and $227.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our preclinical and clinical-stage product candidates and the development of our technology platform, including our in-house manufacturing capabilities. Preclinical studies and clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of June 30, 2025, we had $205.1 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

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

We have no products on the market and all of our internal product candidates for cancer therapy are in preclinical development, including our most advanced candidates, STRO-004 and STRO-006. Additionally, we have partnered-programs that are being evaluated and by us in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, commercial and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, such as health epidemics and pandemics, global instability and geopolitical conflicts within regions where our clinical trials are conducted. For example, we may open clinical trial sites in jurisdictions that may face enrollment, operational or other difficulties due to conflicts within the region. In addition, we rely on third party vendors, contractors and consultants to provide services in connection with our clinical trials. If these third parties do not perform their services in a timely or workmanlike manner, our clinical studies may be delayed. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies, including unprecedented dual-payload ADC technology, which includes Immunostimulatory ADCs, or iADCs, that are unproven and may not result in marketable products.

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

If product candidates based on our XpressCF® and XpressCF+® platforms are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC iADC or dual-payload ADC development and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our ADC product candidates contain cleavable or non-cleavable linker-payload combinations or novel payloads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF® and XpressCF+® platform prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Dual-payload ADC technology is novel, which makes it difficult to predict the time, risks and cost of development and of subsequently obtaining regulatory approval of these potential product candidates.

Certain of our preclinical product candidates are based on our proprietary dual-payload ADC technology. Some of our future success depends on the successful development of this technology and products based on it. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using our novel and unprecedented dual-payload ADC technology. We may never receive approval to market and commercialize any potential dual-payload ADC product candidate.

If we uncover any previously unknown risks related to our dual-payload ADC technology, or if we experience unanticipated or unsolvable problems or delays in developing our dual-payload ADC product candidates, we may be unable to complete our preclinical studies and clinical trials, meet the obligations of our collaboration and license agreements, or commercialize our product candidates on a timely or profitable basis. If serious adverse events or unacceptable side effects are observed in preclinical studies or clinical trials of a product candidate based on our dual-payload ADC technology, or if dual-payload ADCs were shown to have limited efficacy, our ability to develop other product candidates based on our dual-payload ADC technology would be adversely affected.

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

Our existing collaborations with Astellas, Vaxcyte and Tasly are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, fail to fulfill their contract obligations, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

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

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, each of EMD Serono, BMS, Merck and Ipsen elected not to continue the development of their licensed candidates, and our existing collaborator, Astellas, decided not to nominate a third program under our collaboration; each such decision was noted as based on strategic portfolio considerations. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in part or in whole. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

Since our own manufacturing facilities may be limited or unable to manufacture certain of our preclinical and clinical trial product materials and supplies, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborators’ needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Further, while efforts are made to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or epidemics, pandemics, or contagious diseases or failures or delays in our manufacturing supply chain. For example, restrictions on travel imposed by governments, including China, or restrictions on person-in-plant permissions imposed by our contract manufacturers may limit the ability of our subject matter experts to visit our manufacturers and assist with technology transfers. Further, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, although such legislation has not yet advanced. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we or our contract manufacturers were to encounter interruptions from any of these events or other unforeseen events, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF® and XpressCF+® platforms. STRO-004 and STRO-006 are our most advanced preclinical stage programs, and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have insufficient efficacy, harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

We are aware of several companies that are developing ADCs, cytokine derivatives, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same targets as STRO-004 and STRO-006. For example, Pfizer has an approved ADC targeting TF, TIVDAK® and is developing sigvotatug vedotin, an ADC targeting Integrinβ6, alongside PF-08046876, another ITGB6-targeting ADC currently in pre-clinical development. In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs, including TF-targeting ADCs; and we anticipate more TF-targeting ADCs, other potential TF-targeting modalities, and possibly more ITGB6-targeting therapeutics to be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than TF for the treatment of the same indications for which we are developing STRO-004. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

We are highly dependent on the research and development, clinical development, manufacturing, and business development expertise of our management team, advisors and other specialized personnel. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and XpressCF® and XpressCF+® platform technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. Our future success will depend in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations, particularly in the San Francisco Bay Area, where we are headquartered. Should our competitors recruit our key employees, our level of expertise and ability to execute our business plan would be negatively impacted. Further, if we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly-skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of any applicable lock-up agreements.

Moreover, in March 2025, management approved a restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. A reduction in workforce may also make retention of current personnel both more important and more challenging. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise, and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Our inability to continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel could have a material and adverse effect on our business.

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

As of June 30, 2025, we had 244 full-time employees. Our corporate restructuring, announced in March 2025, is expected to result in a reduction in workforce to approximately 182 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We depend on our information technology systems, and any failure of these systems, or those of our CROs, CDMOs, third-party vendors, or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, use, store and transmit large amounts of confidential and sensitive information, including intellectual property, proprietary business information and personal information (including health related information). We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a security incident (which may include, for example, data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, distributed denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors have access to our information. Despite the implementation of security measures, our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, CDMOs, third-party vendors, contractors and consultants and other third parties on which we rely, are vulnerable to breach, breakdown, damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a formal security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our collaborators, CROs, CDMOs, third party vendors, or contractors or consultants or other third parties on which we rely to mitigate a data security incident and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We have incurred successful phishing attempts in the past, although we believe that these attempts were detected and neutralized without any compromise to our data and prior to any significant impact to our business. We have also implemented measures to prevent such attacks, but we may still be subject to similar attacks in the future. We are also aware of publicly disclosed security breaches at certain third parties on which we rely, though we believe that such security breaches did not compromise our data or materially impact our business. Such security events, whether impacting our systems directly or impacting those of a third party on which we rely, could cause interruptions in our operations, and could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, if we are unable to generate or maintain access to essential patient samples or data for our research, development, and manufacturing activities for our programs, our business could be materially adversely affected.

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

Further, some of our employees work remotely, which presents certain risks to our business. For example, remote work presents significant demands on our information technology resources and systems and can be at risk for phishing and other malicious activity, which can result in an increase to the number of points of potential exposure, such as laptops and mobile devices, that need to be secured. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any security incidents, may adversely affect our business.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, enacted many significant changes to the U.S. tax laws. For our 2022 through 2024 tax years, the Tax Cuts and Job Act eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. Beginning with our 2025 tax year, the One Big Beautiful Bill Act, or OBBBA, restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. Although there have been legislative proposals to repeal the capitalization requirement or limit it to non-U.S. based research, there can be no assurance that the provision will be repealed or otherwise modified. We also cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, deductibility of expenses under the Tax Cuts and Jobs Act, the OBBBA, or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the OBBBA, or any newly enacted federal tax legislation. Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our clients could increase the costs of our products and harm our business.

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

Our success depends in part on our, our licensors’ and our collaborators’ ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others that cover our product candidates, methods used to manufacture our product candidates, methods for treating patients using our product candidates, pharmaceutical formulations and dosing regimens, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We, our licensors and collaborators may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we, our licensors and collaborators may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we, our licensors and collaborators will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is also possible that we, our licensors, and our collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third-party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. Also, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we, our licensors or collaborators were the first to make the inventions claimed in our patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such patents rights may otherwise become invalid. Composition of matter patents for biological and pharmaceutical therapeutic candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our therapeutic candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our therapeutics for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

We, our licensors or collaborators, or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the USPTO, and corresponding foreign patent offices. There are many issued and pending patents that might claim aspects of our product candidates and modifications that we may need to apply to our product candidates. There are also many issued patents that claim antibodies, portions of antibodies, linkers, cytotoxins, immunostimulants, or other payloads, or combinations thereof, that may be relevant for the products we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be delayed or may not be able to market products or perform research and development or other activities covered by these patents which could have a material and adverse effect on our business, financial condition, results of operations and prospects. We are obligated under certain of our license and collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by use. For example, we are obligated under the Stanford Agreement to indemnify and hold harmless Stanford for damages arising from intellectual property infringement by us resulting from exercise of the license from Stanford. If we, our licensors or collaborators, or any future strategic partners are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have infringed willfully. In addition, we, our licensors or collaborators, or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation could divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

Because the antibody-drug conjugate therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic payloads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-payload. We are further aware of an issued patent, expected to expire in 2034, relating to certain conjugates comprising a genus of hemiasterlin derivatives that may be potentially relevant to products incorporating our hemiasterlin-derived linker-payload. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for a product incorporating these components, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-004, STRO-006 or any other product candidate. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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
•
changes in general market and economic conditions; and
•
cybersecurity incidents.

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

The price of our common stock does not meet the requirements for continued listing on The Nasdaq Global Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of The Nasdaq Global Market, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. On June 20, 2025, we received notice from the Listing Qualifications Staff of Nasdaq because the closing bid price of our common stock was below $1.00 for a period of more than 30 consecutive trading days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until December 17, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to December 17, 2025. We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

On June 6, 2025, our stockholders approved of the filing of an amendment to our restated certificate of incorporation, subject to our board’s discretion, to effect a reverse stock split at a ratio between one-for-five (1:5) and one-for-twenty-five (1:25), inclusive, as a means of increasing the bid price per share of our common stock at or above $1.00 per share in order to avoid further action by Nasdaq. If our board determines to implement the approved reverse stock split, we expect that the reverse stock split would increase the bid price per share of our common stock above the $1.00 per share minimum price, thereby satisfying Nasdaq’s listing requirement. However, there can be no assurance that the reverse stock split would have that effect, initially or in the future, or that it would enable us to maintain the listing of our common stock on Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1‡	Offer Letter, dated June 2, 2025, by and between Registrant and Gregory K. Chow.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: August 7, 2025	By:	/s/ Jane Chung
Jane Chung
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Gregory Chow
Gregory Chow
Chief Financial Officer