Form 10-Q
period 2025-09-30
SUTRO BIOPHARMA, INC.
filed 2025-11-06
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 85,135,290 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$65,927	$190,304
Marketable securities	101,667	126,591
Accounts receivable	3,922	8,616
Prepaid expenses and other current assets	10,597	17,799
Total current assets	182,113	343,310
Property and equipment, net	13,346	18,190
Operating lease right-of-use assets	13,341	17,677
Other non-current assets	—	7,172
Restricted cash	858	858
Total assets	$209,658	$387,207
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$7,034	$10,475
Accrued compensation	13,248	12,905
Deferred revenue - current	8,977	69,783
Operating lease liability - current	7,960	7,480
Accrued expenses and other current liabilities	34,676	31,250
Total current liabilities	71,895	131,893
Deferred revenue - non-current	3,758	12,536
Operating lease liability - non-current	9,701	15,674
Deferred royalty obligation related to the sale of future royalties	209,878	180,809
Other non-current liabilities	1,694	1,694
Total liabilities	296,926	342,606
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 85,101,749 and 82,526,430 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	85	83
Additional paid-in-capital	843,807	831,348
Accumulated other comprehensive income	33	39
Accumulated deficit	(931,193)	(786,869)
Total stockholders’ (deficit) equity	(87,268)	44,601
Total Liabilities and Stockholders’ (Deficit) Equity	$209,658	$387,207

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$9,693	$8,520	$90,837	$47,234
Operating expenses
Research and development	39,853	62,108	129,775	181,006
General and administrative	8,741	14,331	32,357	39,423
Restructuring and related costs	9,558	—	49,023	—
Total operating expenses	58,152	76,439	211,155	220,429
Loss from operations	(48,459)	(67,919)	(120,318)	(173,195)
Interest income	2,009	4,875	7,717	13,882
Non-cash interest expense related to the sale of future royalties	(9,670)	(7,910)	(28,661)	(22,380)
Interest and other income (expense), net	(737)	22,167	(3,073)	26,683
Loss before provision for income taxes	(56,857)	(48,787)	(144,335)	(155,010)
(Benefit) from / provision for income taxes	—	—	(11)	8
Net loss	$(56,857)	$(48,787)	$(144,324)	$(155,018)
Net loss per share, basic and diluted	$(0.67)	$(0.59)	$(1.71)	$(2.07)
Weighted-average shares used in computing basic and diluted net loss per share	84,869,864	82,043,671	84,191,630	74,934,737

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(56,857)	$(48,787)	$(144,324)	$(155,018)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	46	269	(6)	85
Comprehensive loss	$(56,811)	$(48,518)	$(144,330)	$(154,933)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2024	82,526,430	$83	$831,348	$39	$(786,869)	$44,601
Issuance of common stock under Employee Stock Purchase Plan	358,242	—	246	—	—	246
Vesting of restricted stock units	1,581,892	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(117,523)	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	5,538	—	—	5,538
Net unrealized loss on available-for-sale securities	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(75,968)	(75,968)
Balances at March 31, 2025	84,349,041	$84	$836,951	$(9)	$(862,837)	$(25,811)
Reversal of common stock under Employee Stock Purchase Plan	(2,500)	—	—	—	—	—
Vesting of restricted stock units	436,245	1	—	—	—	1
Stock transaction associated with taxes withheld on restricted stock units	(62,739)	—	(61)	—	—	(61)
Stock-based compensation expense	—	—	5,263	—	—	5,263
Net unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(11,499)	(11,499)
Balances at June 30, 2025	84,720,047	$85	$842,153	$(13)	$(874,336)	$(32,111)
Exercise of common stock options	2,750	—	1	—	—	1
Issuance of common stock under Employee Stock Purchase Plan	167,322	—	126	—	—	126
Vesting of restricted stock units	240,699	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(29,069)	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	1,552	—	—	1,552
Net unrealized income on available-for-sale securities	—	—	—	46	—	46
Net loss	—	—	—	—	(56,857)	(56,857)
Balances at September 30, 2025	85,101,749	$85	$843,807	$33	$(931,193)	$(87,268)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	61,009,829	$61	$708,975	$21	$(559,408)	$149,649
Exercise of common stock options	23,748	—	117	—	—	117
Issuance of common stock under Employee Stock Purchase Plan	284,362	—	911	—	—	911
Vesting of restricted stock units	1,215,729	1	(1)	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(77,122)	—	(374)	—	—	(374)
Stock-based compensation expense	—	—	6,068	—	—	6,068
Net unrealized loss on available-for-sale securities	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	(58,213)	(58,213)
Balances at March 31, 2024	62,456,546	$62	$715,696	$(113)	$(617,621)	$98,024
Vesting of restricted stock units	107,375	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(8,474)	—	(37)	—	—	(37)
Stock-based compensation expense	—	—	6,159	—	—	6,159
Issuance of common stock in connection with underwritten offering, net of issuance costs of $3,474	14,478,764	15	71,512	—	—	71,527
Issuance of common stock to Ipsen Biopharmaceuticals, Inc. (USA) under the Ipsen Investment Agreement	4,827,373	5	24,566	—	—	24,571
Net unrealized loss on available-for-sale securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(48,018)	(48,018)
Balances at June 30, 2024	81,861,584	$82	$817,896	$(163)	$(665,639)	$152,176
Exercise of common stock options	40,000	—	154	—	—	154
Issuance of common stock under Employee Stock Purchase Plan	281,885	—	937	—	—	937
Vesting of restricted stock units	231,950	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(20,069)	—	(74)	—	—	(74)
Stock-based compensation expense	—	—	6,545	—	—	6,545
Net unrealized loss on available-for-sale securities	—	—	—	269	—	269
Net loss	—	—	—	—	(48,787)	(48,787)
Balances at September 30, 2024	82,395,350	$82	$825,458	$106	$(714,426)	$111,220

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net loss	$(144,324)	$(155,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,700	5,350
Accretion of discount on marketable securities	(2,904)	(8,180)
Stock-based compensation	12,353	18,772
Non-cash lease expenses	4,336	3,788
Realized gain on sale of equity securities	—	(32,139)
Non-cash interest expense on deferred royalty obligation	28,661	22,380
Other	460	610
Changes in operating assets and liabilities:
Accounts receivable	4,694	29,423
Prepaid expenses and other assets	14,374	(4,629)
Accounts payable	(3,043)	(3,415)
Accrued compensation	343	(1,509)
Accrued expenses and other liabilities	3,631	(6,610)
Deferred revenue	(69,584)	16,085
Change in operating lease liability	(5,493)	(4,710)
Net cash used in operating activities	(150,796)	(119,802)
Investing activities
Purchases of marketable securities	(260,911)	(335,490)
Maturities of marketable securities	251,266	360,697
Sales of marketable securities	37,467	33,796
Proceed from sale of equity securities	—	74,047
Purchases of equipment and leasehold improvements	(1,511)	(2,030)
Net cash provided by investing activities	26,311	131,020
Financing activities
Proceeds from sales of common stock, net of issuance costs	—	71,527
Proceeds from sales of common stock to Ipsen Biopharmaceuticals, Inc. (USA)	—	25,000
Payment of debt	—	(4,083)
Proceeds from exercise of common stock options	1	271
Taxes paid related to net shares settlement of restricted stock units	(265)	(485)
Proceeds from employee stock purchase plan	372	1,848
Net cash provided by financing activities	108	94,078
Net (decrease) increase in cash, cash equivalents and restricted cash	(124,377)	105,296
Cash, cash equivalents and restricted cash at beginning of period	191,162	70,140
Cash, cash equivalents and restricted cash at end of period	$66,785	$175,436
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$63
Income tax paid	$11	$15,166
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$70	$676
Financing component associated with program fees	$2,654	$5,186
Premium on common stock issued to Ipsen Biopharma, Inc. (USA)	$—	$429

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

Restructuring Plans

On March 13, 2025, the Company announced the completion of a strategic portfolio review (the "March 2025 Restructuring Plan") resulting in the prioritization of the Company's three wholly-owned preclinical programs in the Company's next-generation ADC pipeline, beginning with the Company's potentially best-in-class exatecan ADC targeting Tissue Factor, STRO-004. As a result of the reprioritization, the Company announced plans to deprioritize additional investment into the development of luveltamab tazevibulin, or STRO-002, or luvelta. As part of the corporate restructuring, the Company planned to deprioritize luvelta-related activities, principally across clinical and manufacturing functions. The Company will continue to explore outlicensing opportunities for luvelta. In addition, given the Company’s significant progress in fully externalizing its cell-free manufacturing to scale, the Company intends to exit its internal GMP manufacturing facility by year-end. The Company also announced that it planned to reduce its workforce by approximately one-half.

On September 29, 2025, the Company announced further organizational restructuring to prioritize the advancement of its three preclinical ADC programs and its research and development collaborations (the "September 2025 Restructuring Plan", and, together with the March 2025 Restructuring Plan, the “Restructuring Plans”). As part of the corporate restructuring, the Company plans to reduce its workforce by approximately one-third. Taken together, the March 2025 Restructuring Plan and the September 2025 Restructuring Plan will result in a reduction in the Company’s workforce by approximately two-thirds.

See Note 10 for additional information on the effect of the Restructuring Plans on these interim condensed financial statements.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2025, there was an accumulated deficit of $931.2 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of September 30, 2025, the Company had unrestricted cash, cash equivalents, and marketable securities of $167.6 million which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, and marketable securities as of September 30, 2025 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these interim condensed financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.

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

	September 30,
	2025	2024
	(in thousands)
Cash and cash equivalents	$65,927	$174,579
Restricted cash	858	857
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$66,785	$175,436

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of September 30, 2025, and is based on the Company's current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

Foreign Currency Translation

The Company’s financial statements are presented in U.S. dollars. The Company's functional currency is USD. Income and expenses have been translated into U.S. dollars at average monthly exchange rates for the period. Assets and liabilities have been translated using exchange rates on the balance sheets dates.

Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying condensed statements of operations within research and development expenses, and interest and other (income) expense, net. For the three and nine months ended September 30, 2025, the Company recorded a net foreign currency transaction loss of $0.8 million and $1.1 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded an immaterial net foreign currency transaction loss in both periods.

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

For arrangements that include multiple performance obligations, the Company allocates the transaction price to the identified performance obligations based on the standalone selling price ("SSP"), of each distinct performance obligation. In instances where SSP is not directly observable, the Company develops assumptions that require judgment to determine the SSP for each performance obligation identified in the contract. These key assumptions may include full-time equivalent ("FTE") personnel effort, estimated costs, discount rates and probabilities of clinical development and regulatory success.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$44,455	$44,455	$—	$—
Commercial paper	36,309	—	36,309	—
Corporate debt securities	21,526	—	21,526	—
Asset-backed securities	29,696	—	29,696	—
U.S. government securities	34,717	34,717	—	—
Total	$166,703	$79,172	$87,531	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$68,474	$68,474	$—	$—
Commercial paper	50,932	—	50,932	—
Corporate debt securities	94,257	—	94,257	—
Asset-backed securities	40,522	—	40,522	—
U.S. government securities	49,644	49,644	—	—
U.S. agency securities	9,582	—	9,582	—
Total	$313,411	$118,118	$195,293	$—

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of September 30, 2025 and December 31, 2024, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	September 30, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$44,455	$—	$—	$44,455
Commercial paper	36,309	5	(5)	36,309
Corporate debt securities	21,521	8	(3)	21,526
Asset-based securities	29,688	8	—	29,696
U.S. government securities	34,697	20	—	34,717
Total	166,670	41	(8)	166,703
Less amounts classified as cash equivalents	(65,038)	(1)	3	(65,036)
Total marketable securities	$101,632	$40	$(5)	$101,667

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$68,474	$—	$—	$68,474
Commercial paper	50,933	3	(4)	50,932
Corporate debt securities	94,248	13	(4)	94,257
Asset-based securities	40,521	2	(1)	40,522
U.S. government securities	49,619	25	—	49,644
U.S. agency securities	9,577	5	—	9,582
Total	313,372	48	(9)	313,411
Less amounts classified as cash equivalents	(186,818)	(9)	7	(186,820)
Total marketable securities	$126,554	$39	$(2)	$126,591

No marketable securities had maturities of more than one year as of September 30, 2025 and December 31, 2024.

There were $25.9 million and $69.9 million of investments in an unrealized loss position of $8,000 and $9,000 as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after September 30, 2025, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of September 30, 2025. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and marketable securities as of September 30, 2025 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of September 30, 2025 and December 31, 2024.

In accordance with the collaboration, license and supply agreements, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Astellas Pharma Inc. (“Astellas”)	$9,564	$7,661	$33,858	$43,798
Tasly Biopharmaceuticals Co., Ltd.	—	32	105	1,007
Vaxcyte, Inc. ("Vaxcyte")	129	656	517	2,149
Ipsen Pharma SAS (“Ipsen”)	—	166	56,357	261
Merck Sharp & Dohme Corporation	—	5	—	19
Total revenue	$9,693	$8,520	$90,837	$47,234

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the nine months ended September 30, 2025:

Nine Months Ended
September 30, 2025
(in thousands)
Deferred revenue—December 31, 2024	$82,319
Additions to deferred revenue	8,184
Recognition of revenue in current period	(77,768)
Deferred revenue—September 30, 2025	$12,735

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $9.0 million of the deferred revenue over the next twelve months.

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $25.0 million as of September 30, 2025 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the target programs.

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

Revenues under the Astellas Agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$5,955	$5,095	$24,323	$33,915
Research and development services	524	1,274	2,031	4,278
Financing component on unearned revenue	646	1,268	2,654	5,186
Materials supply	2,439	24	4,850	419
Total revenue	$9,564	$7,661	$33,858	$43,798

As of September 30, 2025, there was $12.7 million of deferred revenue related to the upfront and contingent payment received by the Company under the Astellas Agreement and the CFE Supply Agreement.

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

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of September 30, 2025 and December 31, 2024, there was $12.7 million and $12.4 million, respectively, in such accruals related to the Vaxcyte Supply Agreement.

For the three and nine months ended September 30, 2025, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $17,000 and $1.1 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

For the three and nine months ended September 30, 2024, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $2.8 million and $7.0 million, respectively.

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

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of September 30, 2025.

Revenues under the Vaxcyte agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development services	$129	$563	$498	$1,860
Materials supply	—	93	19	289
Total revenue	$129	$656	$517	$2,149

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

Revenue for the performance obligation would be recognized at a point in time when the Company has completed all its deliverables, i.e., STRO-003 license, technology transfer, and IND-enabling activities, at which time Ipsen would have what it needs from the Company to file an IND for STRO-003.

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

In June 2025, Ipsen informed the Company of its strategic decision not to advance the STRO-003 program under its partnership with the Company, following the review of new data and developments in the ROR1 landscape. STRO-003 continues to be recognized as a well-engineered ADC candidate. The Company assessed the contract modification under ASC 606 which changed the scope of the performance obligations such that Ipsen was not expecting, and the Company was not intending to, perform any additional activities beyond June 30, 2025, resulting in the acceleration of the remaining deferred revenue recorded on the Company’s financial statements. In August 2025, the Company and Ipsen terminated the Ipsen Agreements.

Revenues under the Ipsen agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$—	$—	$50,429	$—
Research and development services	—	93	71	111
Materials supply	—	73	5,857	150
Total revenue	$—	$166	$56,357	$261

As of September 30, 2025 and December 31, 2024, there was zero and $53.2 million of deferred revenue, respectively, related to the Ipsen Agreements.

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Operating lease cost	$1,984	$1,984	$5,952	$5,952
Short-term lease cost	56	49	155	140
Variable lease cost	718	680	2,158	2,127
Total lease costs	$2,758	$2,713	$8,265	$8,219

During the three and nine months ended September 30, 2025, the Company recorded operating lease expense of $2.0 million and $6.0 million, respectively. For the nine months ended September 30, 2025, the Company paid $7.1 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

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

As of September 30, 2025 and December 31, 2024, the weighted-average remaining lease term was 2.1 years and 2.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
Remaining in 2025	$2,424
2026	8,994
2027	8,289
Total lease payments	19,707
Less: imputed interest	(2,046)
Operating lease liabilities	17,661
Less: current portion	(7,960)
Total lease liabilities, non-current	$9,701

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$12,713	$12,435
CMO-related accrual	3,436	8,525
Clinical trials-related accrual	2,738	6,263
Other	15,789	4,027
Total accrued expenses and other current liabilities	$34,676	$31,250

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than its original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of September 30, 2025, the effective interest rate used by the Company to amortize the liability is 18.91%.

During the three and nine months ended September 30, 2025, the Company recognized approximately $9.7 million and $28.7 million, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. During the three and nine months ended September 30, 2024, the Company recognized approximately $7.9 million and $22.4 million, respectively, of non-cash interest expense on the deferred royalty obligation. As of September 30, 2025, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the nine months ended September 30, 2025:

September 30,
2025
(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$180,809
Non-cash interest expense associated with the sale of future Vaxcyte royalties	28,661
Amortization of issuance costs	408
Liability related to the sale of future Vaxcyte royalties - ending balance	$209,878

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

Summary of the segment net loss, including significant segment expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$9,693	$8,520	$90,837	$47,234
Less:
Personnel-related expenses	(17,885)	(28,944)	(66,680)	(85,618)
Outside services	(19,331)	(25,886)	(55,077)	(70,961)
Preclinical research and clinical development expenses	(1,025)	(8,256)	(5,623)	(25,364)
Laboratory supplies	(1,645)	(4,426)	(9,201)	(11,835)
Facility and maintenance expenses	(3,876)	(3,925)	(11,129)	(11,505)
Equipment and office-related expenses	(4,654)	(4,617)	(13,768)	(14,029)
Travel-related expenses	(178)	(385)	(654)	(1,117)
Restructuring and related costs	(9,558)	—	(49,023)	—
Operating expenses	(58,152)	(76,439)	(211,155)	(220,429)
Loss from operations	(48,459)	(67,919)	(120,318)	(173,195)
Non-cash interest expense related to the sale of future royalties	(9,670)	(7,910)	(28,661)	(22,380)
Interest income	2,009	4,875	7,717	13,882
Interest and other income (expense), net	(737)	22,167	(3,073)	26,683
Non-operating loss	(8,398)	19,132	(24,017)	18,185
Loss before provision for income taxes	(56,857)	(48,787)	(144,335)	(155,010)
Income tax expense	—	—	11	(8)
Segment net loss	$(56,857)	$(48,787)	$(144,324)	$(155,018)

All of the Company’s long-lived assets are maintained in the United States.

10. Restructuring and Related Costs

As discussed in Note 1, in connection with the Restructuring Plans, the Company reported the following costs in restructuring and other costs of deprioritized program:

•
Clinical trial expenses and other third-party costs for the deprioritization of the luvelta program;
•
Severance and benefits expense; and
•
Contract termination and other costs.

Restructuring and related costs from the March 2025 Restructuring Plan include the following:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
	(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$7,308	$24,570
Severance and benefits expense	570	12,942
Contract termination and other restructuring costs	(48)	9,783
Total	$7,830	$47,295

For the three months ended September 30, 2025, the Company recognized severance and benefits expense of $1.7 million from the September 2025 Restructuring Plan.

The Company expects the Restructuring Plans to be substantially completed by the first quarter of 2026.

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

Severance and Benefit Expense

Employees affected by the reduction in force under the Restructuring Plans are entitled to receive severance payments and certain Company-funded benefits. The following table provides details regarding the severance and other termination benefit expense and a reconciliation of such liability for the nine months ended September 30, 2025, which is reported within accrued compensation on the condensed Balance Sheet:

September 30, 2025
(in thousands)
Liability balance as of December 31, 2024	$—
Expense recognized during the period	11,711
Payments during the period	(6,755)
Liability balance as of September 30, 2025	$4,956

The remaining expense expected to be incurred in connection with severance payments and certain Company-funded benefits is $0.1 million for the March 2025 Restructuring Plan and $1.3 million for the September 2025 Restructuring Plan.

Further, under the Company's Severance and Change in Control Plan (the “CIC Plan”), eligible employees terminated in connection with the March 2025 Restructuring Plan are entitled to acceleration of their unvested equity awards. During the three and nine months ended September 30, 2025, these expenses amounted to $(0.3) million and $3.0 million, respectively, and were recorded under ASC 718, Compensation—Stock Compensation ("ASC-718"). No future amounts are expected to be incurred in connection with acceleration of unvested equity.

11. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	September 30,	December 31,
	2025	2024
Common stock options issued and outstanding	7,801,225	8,671,883
Restricted stock units issued and outstanding	5,237,547	5,955,109
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	7,281,566	1,626,268
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	691,237	1,213,418
Warrants to purchase common stock	127,616	127,616
Total	21,139,191	17,594,294

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, the Company had a total of 7,281,566 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s 2004 Plan, 2018 Plan and 2021 Plan:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2024	8,671,883	$9.89
Granted	2,266,500	0.66
Exercised	(2,750)	0.54
Canceled and forfeited	(3,134,408)	11.62
Stock options outstanding at September 30, 2025	7,801,225	6.52
Stock options exercisable at September 30, 2025	5,154,234	$9.00

Restricted Stock Units

The RSUs vest annually, and generally, will become fully vested over four years. A summary of the status and activity of non-vested RSUs during the nine months ended September 30, 2025 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2024	5,955,109	$6.05
Granted	3,503,250	0.56
Vested and released	(2,258,836)	7.56
Canceled and forfeited	(1,961,976)	4.14
Non-vested September 30, 2025	5,237,547	$2.45

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

As of September 30, 2025, 2,362,146 shares had been purchased and 691,237 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development expense	$845	$3,268	$4,562	$9,514
General and administrative expense	1,038	3,277	4,833	9,258
Restructuring and related costs	(331)	—	2,958	—
Total	$1,552	$6,545	$12,353	$18,772

As of September 30, 2025, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $3.0 million and $9.4 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.1 years and 2.2 years, respectively. As of September 30, 2025, there was $0.1 million of unrecognized stock-based compensation expense related to the ESPP.

13. Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, which includes significant changes to U.S. tax law. The Company has evaluated the impact of OBBBA and determined that it does not have a material impact on the condensed financial statements.

14. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(56,857)	$(48,787)	$(144,324)	$(155,018)
Denominator:
Shares used in computing net loss per share	84,869,864	82,043,671	84,191,630	74,934,737
Net loss per share, basic and diluted	$(0.67)	$(0.59)	$(1.71)	$(2.07)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended September 30, 2025, and 2024, because including them would have been antidilutive:

	As of September 30,
	2025	2024
Common stock options issued and outstanding	7,801,225	8,904,562
Restricted stock units issued and outstanding	5,237,547	6,022,734
Warrants to purchase common stock	127,616	127,616
Shares to be issued under employee stock purchase plan	46,305	35,293
Total	13,212,693	15,090,205

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements related to our expectations regarding our future results of operations and financial position, the use and adequacy of our existing cash to achieve our business goals, business strategy, market size for our product candidates, potential future milestone and royalty payments, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the impact of health pandemics, tariffs, regional geopolitical conflicts, changes in interest rates, inflation, potential uncertainty with respect to the debt ceiling and government shutdowns, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Our most advanced preclinical stage programs are STRO-004 and STRO-006, with STRO-004 being our current highest priority wholly-owned product candidate. STRO-004 is a single homogeneous ADC directed against tissue factor, or TF, which we intend to develop for the treatment of solid tumors. We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. In preclinical studies, STRO-004 has demonstrated potent antitumor activity and the potential for a differentiated safety profile. We filed an IND and received IND clearance for STRO-004 in the fourth quarter of 2025, and plan to initiate clinical development by the end of 2025.

Our other preclinical assets include STRO-006, an ADC targeting Integrinβ6, or Iβ6, and multiple dual-payload ADCs, including iADCs. We believe STRO-006 has the potential to be a best-in-class ADC targeting Iβ6 based on preclinical studies that have demonstrated potent antitumor activity and the potential for a differentiated safety profile. IND enabling activities are underway for STRO-006 that could potentially support an IND filing in connection with this program in the second half of 2026.

In addition to STRO-004 and STRO-006, our preclinical portfolio also includes our first wholly-owned dual-payload ADC, a dual-payload ADC targeting Protein Tyrosine Kinase 7, or PTK7. This approach incorporates two distinct cytotoxic payloads, one that is designed to inhibit tubulin and another that is designed to inhibit topoisomerase. We have initiated certain chemistry, manufacturing and controls, or CMC, related activities for the PTK7-targeting dual-payload ADC and anticipate filing an IND in connection with this program in 2027.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multitarget, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology and we may enter into additional such collaborations in the future. We have an ongoing multitarget iADC collaboration with Astellas. In addition, we may partner or out-license our wholly owned preclinical or clinical development programs depending on resource and capital availability.

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

In March 2025, the Board of Directors approved a strategic portfolio review, or the March 2025 Restructuring Plan, with an associated planned reduction in our workforce, as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. In connection with this March 2025 Restructuring Plan, we deprioritized further investment in our late stage clinical development product candidate, luveltamab tazevibulin, and refocused our activities on our preclinical pipeline, including STRO-004 and STRO-006. In addition, we intend to decommission our San Carlos manufacturing facility by the end of 2025 and rely on an external manufacturing strategy, in which all elements of our product candidates and platform reagents are manufactured by qualified third-party CMOs. In September 2025, we announced a further reduction in our workforce of approximately one third of our remaining employees, or the September 2025 Restructuring Plan, and, together with the March 2025 Restructuring Plan, the Restructuring Plans, which was intended to further reduce operating costs, streamline operations, and extend our cash runway.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $120.3 million and a net loss of $144.3 million for the nine months ended September 30, 2025. We had a loss from operations of $173.2 million and a net loss of $155.0 million for the nine months ended September 30, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of September 30, 2025, we had an accumulated deficit of $931.2 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect a reduction in operating expenses as we strategically reprioritize our resources. However, we anticipate our operating expenses would increase if we advance our product candidates through clinical development, seek regulatory approvals for our product candidates, engage in other research and development activities, expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. In light of our current resources and the cost of development, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development and general and administrative activities, and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$9,276	$10,481	$30,255	$30,832
Process and product development	4,529	5,995	15,450	18,528
Manufacturing	7,559	12,503	29,214	36,645
Clinical development	1,401	4,024	5,483	11,697
Total internal costs	22,765	33,003	80,402	97,702
External Program Costs:
Research and drug discovery	1,033	949	5,676	2,449
Process and product development	244	322	1,557	1,108
Manufacturing	14,440	18,613	35,031	50,643
Clinical development	1,371	9,221	7,109	29,104
Total external program costs	17,088	29,105	49,373	83,304
Total research and development expenses	$39,853	$62,108	$129,775	$181,006

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

Restructuring and Related Costs

In March 2025, we announced the March 2025 Restructuring Plan resulting in the prioritization of our three wholly-owned preclinical programs in our next-generation ADC pipeline. We also announced that we are deprioritizing additional investment into development of luvelta across all indications and are reducing headcount by nearly 50 percent. In September 2025, we announced a further reduction in our workforce of approximately one third of our remaining employees. In connection with these events, we reported the following restructuring costs in "Restructuring and Related Costs" in our interim condensed Statements of Operations for the three and nine months ended September 30, 2025:

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

Comparison of the Three Months Ended September 30, 2025, and 2024

	Three Months Ended
	September 30,
	2025	2024	Change	Change (%)
	(in thousands)
Revenue	$9,693	$8,520	$1,173	14%
Operating expenses
Research and development	39,853	62,108	(22,255)	(36)%
General and administrative	8,741	14,331	(5,590)	(39)%
Restructuring and related costs	9,558	—	9,558	*
Total operating expenses	58,152	76,439	(18,287)	(24)%
Loss from operations	(48,459)	(67,919)	19,460	(29)%
Interest income	2,009	4,875	(2,866)	(59)%
Non-cash interest expense related to the sale of future royalties	(9,670)	(7,910)	(1,760)	22%
Interest and other income (expense), net	(737)	22,167	(22,904)	(103)%
Loss before provision for income taxes	(56,857)	(48,787)	(8,070)	17%
(Benefit) from / provision for income taxes	—	—	—	*
Net loss	$(56,857)	$(48,787)	$(8,070)	17%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	September 30,
	2025	2024	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$9,564	$7,661	$1,903	25%
Tasly Biopharmaceuticals Co., Ltd.	—	32	(32)	(100)%
Vaxcyte, Inc. ("Vaxcyte")	129	656	(527)	(80)%
Ipsen Pharma SAS (“Ipsen”)	—	166	(166)	(100)%
Merck Sharp & Dohme Corporation	—	5	(5)	(100)%
Total revenue	$9,693	$8,520	$1,173	14%

*Percentage not meaningful

Total revenue increased by $1.2 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This was primarily due to a $1.9 million increase from Astellas, of which $0.9 million related to ongoing performance on partially unsatisfied performance obligations under the Astellas Agreement, and a $1.6 million increase in research and development services and materials supply, partially offset by a $0.6 million decrease from the financing component under the Astellas Agreement. Additionally, there was a $0.5 million decrease in Vaxcyte revenue from research and development services.

Research and Development Expense

Research and development expense decreased by $22.3 million, or 36%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The overall decrease was due primarily to decreases of $7.2 million in preclinical research and clinical development expenses, $6.5 million in personnel-related expenses, $4.8 million in outside services, $2.8 million in laboratory supplies, and $1.1 million in allocated facilities and IT-related expenses. Following the implementation of the March 2025 Restructuring Plan, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements.

General and Administrative Expense

General and administrative expense decreased by $5.6 million, or 39%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The overall decrease was due primarily to decreases of $4.0 million in personnel-related expenses, $1.8 million in outside services, $0.1 million in travel-related expenses, and $0.1 million in equipment and office-related expenses, partially offset by a $0.5 million increase in allocated facilities and IT-related expenses. Some general and administrative expenses previously recorded under this category are now reported under "Restructuring and related costs" in our interim condensed financial statements following the implementation of our Restructuring Plans.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs from the March 2025 Restructuring Plan, as further described and disclosed in Note 10 to our condensed financial statements:

Three Months Ended
September 30, 2025
(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$7,308
Severance and benefits expense	570
Contract termination and other restructuring costs	(48)
Total	$7,830

Additionally, for three months ended September 30, 2025, we recognized severance and benefits expense of $1.7 million from the September 2025 Restructuring Plan.

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

Interest Income

Interest income decreased by $2.9 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due primarily to lower average investment balances and lower average rates of return in 2025.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $1.8 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $22.9 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a $23.7 million gain on the sale of Vaxcyte common stock recognized during the three months ended September 30, 2024, partially offset by a $0.6 million decrease from the financing component related to the Astellas Agreement and a $0.1 million decrease from foreign exchange fluctuations.

Comparison of the Nine Months Ended September 30, 2025, and 2024

	Nine Months Ended
	September 30,
	2025	2024	Change	Change (%)
	(in thousands)
Revenues	$90,837	$47,234	$43,603	92%
Operating expenses
Research and development	129,775	181,006	(51,231)	(28)%
General administrative	32,357	39,423	(7,066)	(18)%
Restructuring and related costs	49,023	—	49,023	*
Total operating expenses	211,155	220,429	(9,274)	(4)%
Loss from operations	(120,318)	(173,195)	52,877	(31)%
Interest income	7,717	13,882	(6,165)	(44)%
Non-cash interest expense related to the sale of future royalties	(28,661)	(22,380)	(6,281)	28%
Interest and other income (expense), net	(3,073)	26,683	(29,756)	(112)%
Loss before provision for income taxes	(144,335)	(155,010)	10,675	(7)%
(Benefit) from / provision for income taxes	(11)	8	(19)	(238)%
Net loss	$(144,324)	$(155,018)	$10,694	(7)%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Nine Months Ended
	September 30,
	2025	2024	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$33,858	$43,798	$(9,940)	(23)%
Tasly Biopharmaceuticals Co., Ltd.	105	1,007	(902)	(90)%
Vaxcyte, Inc. ("Vaxcyte")	517	2,149	(1,632)	(76)%
Ipsen Pharma SAS (“Ipsen”)	56,357	261	56,096	*
Merck Sharp & Dohme Corporation	—	19	(19)	(100)%
Total revenue	$90,837	$47,234	$43,603	92%

*Percentage not meaningful

Total revenue increased by $43.6 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This was primarily due to a $56.1 million increase from Ipsen, which included the derecognition of $53.2 million in deferred revenue resulting from Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us, and a $2.9 million increase in manufacturing activities supporting clinical trial supply. These increases were partially offset by an $9.9 million decrease from Astellas, of which $9.6 million related to ongoing performance on partially unsatisfied performance obligations, including a $5.7 million cumulative catch-up adjustment due to a change in transaction price reflecting a $7.5 million contingent payment earned in the first quarter of 2025 for the initiation by Astellas of the first IND-enabling toxicology study under the Astellas Agreement. An additional $2.5 million decrease was from the financing component under the Astellas Agreement, partially offset by a $2.2 million increase in research and development services and materials supply. Revenue also decreased by $1.6 million from Vaxcyte, and $0.9 million from Tasly, both related to research and development services and materials supply.

Research and Development Expense

Research and development expense decreased by $51.2 million, or 28%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The overall decrease was due primarily to decreases of $19.7 million in preclinical research and clinical development expenses, $14.2 million in outside services, $12.3 million in personnel-related expenses, $2.6 million in laboratory supplies, $2.2 million in allocated facilities and IT-related expenses, and $0.2 million in travel-related expenses. Following the implementation of the Restructuring Plans, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements.

General and Administrative Expense

General and administrative expense decreased by $7.1 million, or 18%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The overall decrease was due primarily to decreases of $5.7 million in personnel-related expenses, $1.7 million in outside services, $0.3 million in equipment and office-related expenses, and $0.3 million in travel-related expenses, partially offset by an increase of $0.8 million in allocated facilities and IT-related expenses. Some general and administrative expenses previously recorded under this category are now reported under "Restructuring and related costs" in our interim condensed financial statements following the implementation of our Restructuring Plans.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs from the March 2025 Restructuring Plan, as further described and disclosed in Note 10 to our condensed financial statements:

Nine Months Ended
September 30, 2025
(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$24,570
Severance and benefits expense	12,942
Contract termination and other restructuring costs	9,783
Total	$47,295

Additionally, for nine months ended September 30, 2025, we recognized severance and benefits expense of $1.7 million from the September 2025 Restructuring Plan.

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

Interest Income

Interest income decreased by $6.2 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due primarily to lower average investment balances and lower average rates of return in 2025.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $6.3 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $29.8 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a $32.1 million gain on the sale of Vaxcyte common stock recognized during the nine months ended September 30, 2024 and a $0.2 million increase from foreign exchange fluctuations, partially offset by a $2.6 million decrease from the financing component related to the Astellas Agreement,.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, sale of shares of Vaxcyte common stock, and a royalty monetization. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $167.6 million, and an accumulated deficit of $931.2 million.

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

In September 2020, we entered into a sublease agreement, (the "Sublease with Five Prime Therapeutics, Inc."), or (the "Sublessor"), for approximately 115,466 square feet, in a building located in South San Francisco, California, or (the "Premises"). We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the "Landlord"). We commenced using the remaining 29,711 square feet of the Premises, (the "Expansion Premises") on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $40.4 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of September 30, 2025 and December 31, 2024.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(150,796)	$(119,802)
Net cash provided by investing activities	26,311	131,020
Net cash provided by financing activities	108	94,078
Net (decrease) increase in cash, cash equivalents and restricted cash	$(124,377)	$105,296

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 was $150.8 million. Our net loss of $144.3 million included non-cash amounts of $28.7 million for non-cash interest expense on our deferred royalty obligation, $12.4 million for stock-based compensation, $5.7 million for depreciation and amortization, $4.3 million for non-cash lease expense, and $2.9 million for the accretion of discount on marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $55.1 million, due to a decrease of $69.6 million in deferred revenue resulting from Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us and revenue recognized under the Astellas Agreement, a decrease of $5.5 million in operating lease liabilities, and a decrease of $3.0 million in accounts payable due to timing of payments, partially offset by a decrease of $14.4 million in prepaid expenses and other assets due to a decrease in clinical trials and CMO-related activities as a result of the deprioritization of STRO-002, a decrease of $4.7 million in accounts receivable due primarily to decreases in billing as a result of Ipsen's strategic decision not to advance the STRO-003 program and the completion of technology transfer, and an increase of $3.6 million in accrued expenses and other liabilities due primarily to increases in CMO restructuring costs as a result of the deprioritization of luvelta.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $26.3 million for the nine months ended September 30, 2025 was primarily related to purchases of marketable securities of $260.9 million, and purchases of property and equipment of $1.5 million, principally for laboratory equipment, partially offset by maturities and sales of marketable securities of $251.3 million, and sales of marketable securities of $37.5 million.

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

Cash Flows from Financing Activities

Cash provided by financing activities of $0.1 million for the nine months ended September 30, 2025 was primarily related to $0.4 million of net proceeds received from participants in our employee equity plans, partially offset by a $0.3 million tax payment related to the net shares settlement of vested restricted stock units.

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

We had cash, cash equivalents and marketable securities of $167.6 million and $316.9 million as of September 30, 2025 and December 31, 2024, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, U.S. government securities, and U.S. agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•
If our collaborations with third parties to develop and commercialize certain product candidates are not successful, or we are not able to secure additional such collaborations, we may not be able to capitalize on the market potential of our XpressCF® and XpressCF+® platforms and the product candidates.
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
•
If we are not able to obtain and enforce intellectual property, including patent, protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.
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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of September 30, 2025, had an accumulated deficit of $931.2 million. For the nine months ended September 30, 2025 and the year ended December 31, 2024, our net loss was $144.3 million and $227.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our preclinical and clinical-stage product candidates and the development of our technology platform, including our in-house manufacturing capabilities. Preclinical studies and clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of September 30, 2025, we had $167.6 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform and manufacturing capabilities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

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
•
our efforts to enhance operational systems and hire and retain key personnel, including personnel to support development of our product candidates and satisfy our obligations as a public company; and
•
general economic, industry and market conditions, including market volatility, high levels of inflation, changes in interest rates, changes in tariffs and trade restrictions, uncertainty with respect to the federal debt ceiling and budget and government shutdowns.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo additional reductions in our workforce or other corporate restructuring activities beyond the reduction in our workforce announced in March 2025 and September 2025. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We cannot provide assurance that anticipated collaborator payments will, in fact, be received. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration and other associated agreements, the sale of equity securities, debt financing and a royalty monetization agreement. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, royalty monetization or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all.

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

If we do not achieve our projected development goals in the timeframes we anticipate and project, the commercialization of our products may be delayed and our stock price may decline.

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

Certain of our preclinical product candidates are based on our proprietary dual-payload ADC technology. Some of our future success depends on the successful development of this technology and products based on it. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using any dual-payload ADC technology, including our novel and unprecedented dual-payload ADC technology. We may never receive approval to market and commercialize any potential dual-payload ADC product candidate.

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

We expect to rely on third parties to manufacture our drug supplies. If those third-parties are unable to manufacture sufficient quantities of our product candidates, or the loss of such suppliers, or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Following our March 2025 and September 2025 restructurings, we use a product supply approach wherein all elements of our product candidates, including raw and intermediate materials, are manufactured at qualified third-party CMOs.

Since the winding down of manufacturing activities at our own manufacturing facilities, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborators’ needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Further, while efforts are made to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and which can incur significant costs.

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

Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes, unstable political environments, or epidemics, pandemics, or contagious diseases or failures or delays in our manufacturing supply chain. For example, restrictions on travel imposed by governments, including China, or restrictions on person-in-plant permissions imposed by our contract manufacturers may limit the ability of our subject matter experts to visit our manufacturers and assist with technology transfers. Further, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, although such legislation has not yet advanced. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we or our contract manufacturers were to encounter interruptions from any of these events or other unforeseen events, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

Our third-party manufacturers may be unable to successfully scale-up manufacturing of our product candidates or materials used to manufacture components of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates, or materials used in manufacturing components of our product candidates, in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.

Our product candidates are considered to be biologics and the process of manufacturing biologics and materials used to manufacture components of our products can be complex, time-consuming, highly regulated and subject to multiple risks. We and our contract manufacturers must comply with cGMPs, regulations and guidelines for the manufacturing of biologics used in clinical trials and, if approved, marketed products. To date, our contract manufacturers have limited experience in the manufacturing of cGMP batches of our product candidates and materials used to manufacture components of our product candidates.

Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at our manufacturing facilities or those of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that the manufacturing facility of our third-party manufacturers are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

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

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. If our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products, such as epidemics, pandemics or contagious diseases, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

We are aware of several companies that are developing ADCs, cytokine derivatives, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same targets as STRO-004 and STRO-006. For example, Pfizer has an approved ADC targeting TF, TIVDAK® and is developing sigvotatug vedotin, an ADC targeting Integrinβ6, alongside PF-08046876, another ITGB6-targeting ADC currently in pre-clinical development. In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs, including TF-targeting ADCs; and we anticipate more TF-targeting ADCs, other potential TF-targeting modalities, and possibly more ITGB6-targeting therapeutics to be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than TF for the treatment of the same indications for which we are developing STRO-004. Moreover, we are aware of several companies that are also pursuing dual-payload ADCs for oncology indications, including some that have initiated clinical development. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

Moreover, in March 2025 and September 2025, management approved a restructuring plan, each with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. These reductions in workforce may also make retention of current personnel both more important and more challenging. The workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise, and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Our inability to continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel could have a material and adverse effect on our business.

Further, we underwent a leadership transition in March 2025, which may be viewed negatively by employees, investors and/or our strategic partners. Any attrition associated with this transition could significantly delay or prevent the achievement of product development and commercialization, and other business objectives, and adversely impact our stock price.

We expect we will need to grow our organization in the future, and we may experience difficulties in managing our growth and expanding our operations.

As of September 30, 2025, we had 178 full-time employees. Our two corporate restructurings, announced in March 2025 and in September 2025, are expected to result in a reduction in workforce to approximately 131 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We depend on our information technology systems, and any failure of these systems, or those of our CROs, CDMOs, third-party vendors, or other contractors or consultants we may utilize, could adversely affect our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.

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

Our research, development and manufacturing involve the use of hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We and our third-party contractors are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. We believe our and our third-party contractors’ procedures for storing, handling and disposing these materials in our facilities comply with the relevant guidelines of the two municipalities, the county of San Mateo, the state of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, including employee and contractor training and procedures regarding safe handling and disposal, the risk of accidental or mistaken contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial and exceed any available insurance. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials or from other hazards potentially present in our workplaces, such as high voltage electricity, process steam or other hot material, liquid nitrogen or other cold material, materials stored under pressure, laboratory instruments that incorporate powerful lasers or magnets, sonic resonance, heavy machinery, and the like, this insurance may not provide adequate coverage against potential liabilities. While we maintain pollution legal liability insurance for our manufacturing facility in San Carlos, California, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials in our other locations. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future and existing laws and regulations could become more stringent. Further, we may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Our current operations are in the San Francisco Bay Area, and we, or the third parties upon whom we depend, may be adversely affected by earthquakes, other natural disasters, pandemics, or other catastrophic events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States, and governments may not guarantee all depositors if such financial institutions were to fail, in the event of bank closures and instability in the global banking system. Any future adverse developments in the global banking system could directly or indirectly negatively impact our business, financial condition, results of operations and prospects. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.

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

Before we can begin to commercially manufacture our product candidates, we must obtain regulatory approval from the FDA for a BLA that describes in detail the chemistry, manufacturing, and controls for the product. A manufacturing authorization must also be obtained from the appropriate EU regulatory authorities. The timeframe required to obtain such approval or authorization is uncertain. In addition, we must pass a pre-approval inspection of the applicable manufacturing facility by the FDA before any of our product candidates can obtain marketing approval, if ever. In order to obtain approval, we will need to ensure that all of our processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment for and facilitate the renewal of user fee programs, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including as a result of government shutdowns, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

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

Further, if another prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Additionally, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which allows, among other things, HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source small molecule therapeutics) can qualify for negotiations, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part D and Part B inflation rebates. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. Further, In July 2025, the OBBBA was signed into law. The OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declined to extend the enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces, set to expire in 2025. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and our product candidates.

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

We expect that the ACA, the IRA, the OBBBA and other state or federal healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Our amended and restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

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
•
general economic uncertainty and capital markets disruptions, including changes in interest rates, a new U.S. presidential administration, another government shutdown, rising inflation, changes in tariffs and trade restrictions, potential instability, which have been substantially impacted by regional geopolitical instability due to the impact of geopolitical tensions and the ongoing military conflicts around the world;
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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, fluctuating interest and inflation rates, changes in tariffs and other trade restrictions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Supply chain disruptions and delays as a result of any new tariffs or other trade restrictions could also negatively impact our cost of materials and production processes. For example, on February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China, and on April 2, 2025, the United States announced a baseline 10% tariff on all foreign goods, with goods imported from specified jurisdictions, including China and those in the European Union, taxed at higher rates for a brief period before many country-specific reciprocal tariffs were again temporarily suspended on April 10, 2025. The United States has imposed many country-specific tariffs at a rate higher than the 10% global baseline on all foreign countries and continues to increase tariffs on China in particular.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: November 6, 2025	By:	/s/ Jane Chung
Jane Chung
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Gregory Chow
Gregory Chow
Chief Financial Officer