Form 10-K
period 2025-12-31
SUTRO BIOPHARMA, INC.
filed 2026-03-23
CIK 1382101

w,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2025 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price of $7.10 of the Registrant’s common stock as reported on The Nasdaq Global Market, was approximately $60.0 million.

The number of shares of the registrant’s common stock outstanding as of March 16, 2026, was 16,567,238.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Sutro Biopharma, Inc.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, the use and adequacy of our existing cash to achieve our business goals, business strategy, market size for our product candidates, potential future milestone and royalty payments, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the impact of health pandemics, tariffs, geopolitical conflicts, changes in interest rates, inflation, potential uncertainty with respect to the debt ceiling and government shutdowns, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•
Our business is dependent on the success of our product candidates, including STRO-004, STRO-006, and STRO-227 which are generated from our proprietary XpressCF® and XpressCF+® platforms.
•
If we do not achieve our development goals in the timeframes we anticipate and project, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•
Our approach to the discovery and development of our therapeutic treatments is based on novel technologies that are unproven and may not result in marketable products.
•
We depend on our information technology systems, and any failure or serious disruptions of these systems, or those of our contract research organizations, or CROs, contract development and manufacturing organizations, or CDMOs, third-party vendors, or other contractors or consultants we may utilize, could adversely affect our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.
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
•
Our CDMO partners’ inability to manufacture sufficient quantities of our product candidates or such materials, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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
•
If we are not able to obtain and enforce intellectual property, including patent and trade secret, protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.
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
•
If we fail to maintain compliance with Nasdaq’s minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
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

PART I

Item 1. Business

Overview

We are a clinical stage oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs, enabled by our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site-specific conjugation platform, XpressCF+®. We aim to design and develop therapeutics using the most relevant and potent modalities, including ADCs, bispecific ADCs, immunostimulatory ADCs, or iADCs, and dual-payload ADCs, or dpADCs. Our molecules are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe that our platform allows us to accelerate the discovery and development of potential first-in-class and/or best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by creating medicines with improved therapeutic profiles for areas of unmet need.

Our highest priority wholly-owned product candidate is STRO-004, a single homogeneous ADC directed against tissue factor, or TF, which we are developing for the treatment of solid tumors. We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. In preclinical studies, STRO-004 has demonstrated potent antitumor activity and the potential for a differentiated safety profile. We filed an IND and received IND clearance for STRO-004 in October 2025, and initiated a Phase 1 trial in November 2025. We expect to report initial data from this trail in mid-2026.

The Phase 1 open-label, multicenter trial of STRO-004 is designed to evaluate the safety, pharmacokinetics, and preliminary anti-tumor activity of STRO-004 in patients with advanced TF-expressing solid tumors, including non-small cell lung cancer, head and neck squamous cell carcinoma, cervical cancer, colorectal cancer, pancreatic ductal adenocarcinoma, endometrial cancer, and bladder cancer. The dose-escalation phase includes multiple cohorts with ascending dose levels, supported by strong tolerability in non-human primates at up to 50 mg/kg. We finished dosing of patients in dose level 2 in February 2026 and began dosing patients in the dose level 3 cohort in February of 2026. We expect to report initial data from this trial in mid-2026.

Our preclinical assets include STRO-227 and STRO-006. STRO-006 is an ADC targeting integrin alpha v beta 6, or ITGß6. We believe STRO-006 has the potential to be a best-in-class ADC targeting ITGß6 based on preclinical studies that have demonstrated potent antitumor activity and the potential for a differentiated safety profile. IND enabling activities are underway for STRO-006 that could potentially support an IND filing in connection with this program in 2026.

STRO-227 is our first wholly-owned dual-payload ADC, a dual-payload ADC targeting Protein Tyrosine Kinase 7, or PTK7. This approach incorporates two distinct cytotoxic payloads, one that is designed to inhibit tubulin and another that is designed to inhibit topoisomerase. We have initiated certain chemistry, manufacturing and controls, or CMC, related activities for the PTK7-targeting dual-payload ADC and anticipate filing an IND in connection with this program in late 2026 or early 2027.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multitarget, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology, including an immunostimulatory ADCs collaboration with Astellas Pharma Inc., or Astellas; a cytokine derivatives collaboration with Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ, or Merck; a B Cell Maturation Antigen, or BCMA, ADC collaboration with Celgene Corporation, or Celgene, a wholly owned subsidiary of Bristol Myers Squibb Company, New York, NY, or BMS; a MUC1-EGFR ADC collaboration with Merck KGaA, Darmstadt Germany (operating in the United States and Canada under the name “EMD Serono”), or EMD Serono, and we may enter into additional such collaborations in the future. In addition to potential research and development collaborations, we may partner or out-license one or more of our wholly-owned preclinical or clinical development programs depending on resource and capital availability.

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
•
faster cycle time, with the ability to generate protein in less than 24 hours compared to conventional 30-40 days;
•
efficient drug discovery and early pharmacology and safety assessment; and
•
rapid and predictable scalability.

We plan to leverage these capabilities to accelerate the discovery and development of potential first-in-class and best-in-class molecules.

The benefits of our XpressCF® and XpressCF+® platforms have resulted in multiple research and/or development collaborations with leaders in the field of oncology, including Ipsen, Astellas, Merck, BMS and EMD Serono. In 2024, we entered into an Exclusive License Agreement with Ipsen granting Ipsen worldwide rights to develop and commercialize STRO-003. This License Agreement was terminated in 2025. In 2022, we entered into a License and Collaboration Agreement with Astellas for the development of iADCs for up to three biological targets. In 2024, Astellas notified us that it would not be nominating a third target program. The first iADC in the Astellas collaboration entered clinical development in the first quarter of 2026; preclinical development of the iADC directed to the second of two targets remains ongoing.

Our research collaborations with Merck, BMS, and EMD Serono all resulted in development candidate molecules that entered clinical development. As part of our partners’ strategic portfolio review processes, each elected to terminate further clinical development of the candidate molecules following Phase 1 clinical studies. Through December 31, 2025, we have received an aggregate of approximately $1.016 billion in payments from all of our collaborations, which includes approximately $79 million in investments in our stock. We intend to selectively enter into additional collaborations with partners who are seeking efficient and effective drug discovery, preclinical development and manufacturing capabilities for the creation of novel therapeutics.

From 2018 through February 2025, we had been developing luveltamab tazevibulin, or STRO-002 or luvelta. In March 2025, we conducted a strategic review of our product portfolio. Following this review, we made the strategic decision to deprioritize additional investment into luvelta development, and development has since been terminated.

In December 2021, we entered into the Tasly License Agreement, as amended in April 2022, to develop and commercialize luvelta in the Greater China territory.

Beyond these programs and collaborations, we are developing a broader pipeline of next-generation protein therapeutics using our XpressCF® and XpressCF+® platforms. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypothesis in significantly more product candidates than conventional protein synthesis allows, with the goal of identifying the best molecule to advance to the clinic. We are also actively pursuing the discovery and development of other novel ADCs and next-generation ADC modalities, including iADCs, bispecific ADCs, and dpADCs.

Our Strategy

Our goal is to use our proprietary XpressCF® platform to create product candidates primarily against clinically validated targets. Key elements of our strategy are to:

•
Advance STRO-004 through clinical development. We initiated clinical development of STRO-004 in the fourth quarter of 2025. We intend to develop STRO-004 for the treatment of solid tumors, potentially including cervical cancer, head and neck cancer, non-small cell lung cancer, bladder cancer, colorectal cancer, and pancreatic cancer. Given that TF is a clinically validated target for cervical cancer, along with STRO-004’s homogeneous design and preclinical anti-tumor activity and toxicity data, we believe it has the potential to be a best-in-class TF-targeted ADC and provide benefit to a broader patient population than approved TF-targeting agents, as well as potentially greater activity, stability and/or safety as compared to other investigational agents in development.
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
•
Develop a diverse pipeline of novel product candidates with optimized therapeutic profiles. We intend to continue to build a broad pipeline of optimally designed, next-generation protein therapeutics, initially for cancer, using our XpressCF® and XpressCF® platforms. Our cell-free-based protein synthesis system enables the rapid and systematic evaluation of protein structure-activity relationships, which we believe will accelerate the discovery and development of molecules. We aim to take advantage of the most potent modalities, focusing primarily on ADCs, iADCs, bispecific ADCs and dpADCs, to create drugs that are directed primarily against clinically validated targets where the current standard of care is suboptimal.
•
Strategically pursue additional collaborations to broaden the reach of our XpressCF® and XpressCF+® platforms. To maximize the value of our XpressCF® and XpressCF+® platform technology, we have historically entered into multitarget, product-focused collaborations with leaders in the field of oncology, including our iADC collaboration with Astellas. We intend to selectively enter into additional research collaborations with partners who are seeking efficient and effective drug discovery and manufacturing capabilities for the development of novel therapeutics. We intend to retain, to the extent possible, certain development and commercial rights to maximize the future potential value of product candidates discovered and developed using our XpressCF® platform.
•
Strategically position our XpressCF® platform as a preferred alternative to conventional methods for manufacturing proteins for both research and clinical use. To further enhance the value of our XpressCF® platform, we are exploring granting nonexclusive access to our technology platform to potential licensees who are seeking access to efficient and effective drug discovery and manufacturing solutions, particularly those that can benefit from our XpressCF+® conjugation technology.

Cancers Remain a Major Unmet Medical Need

Cancers are the second leading cause of mortality in the United States and the leading cause of death for those under 65 years of age. The American Cancer Society estimated that there would be greater than 2 million new cases of cancer diagnosed and approximately 626,000 people would die of cancer in the United States in 2026.

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

Over the last twenty years, new paradigms of cancer research and treatment have emerged to address the limitations of existing treatments. Some of the most promising new approaches involve biologic therapies, including ADCs. ADCs have shown promise over the last decade with fourteen currently marketed products in the United States and hundreds of ADC candidates investigated in the clinic. ADCs use the foundation of monoclonal antibodies and small molecule drugs by targeting the delivery of chemotherapeutics to the tumor. They have shown clinical benefit in hematological and solid tumors and often have a better safety profile than systemically delivered chemotherapeutics. We believe our XpressCF® platform will provide enhanced therapeutic approaches for treating cancer to address these unmet needs and are exploring next generation biologics, including ADCs, iADCs, and dpADCs. The expectation is that multiple therapeutic modalities will be used in novel combinations to treat patients and provide the most potent anti-cancer effect.

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

Kadcyla and Adcetris were the first of the new generation of ADCs to be approved for the treatment of specific subsets of breast cancer and lymphoma, respectively. Several more ADCs are currently on the market in the U.S.: Besponsa, Mylotarg, Polivy, and Zynlonta were approved for the treatment of specific subsets of leukemia and lymphoma; Padcev was approved for the treatment of bladder and urinary tract cancers; Enhertu and Trodelvy were approved for the treatment of breast cancer as well as gastric and urinary tract cancers respectively; Tivdak was approved for the treatment of cervical cancer; Elahere was approved for the treatment of ovarian cancer; and Datroway was approved for the treatment of a subset of breast cancer in January 2025. Several of these drugs, such as Enhertu and Datroway, have gained label expansions subsequent to their initial approvals. In the meantime, Emrelis was approved in May 2025 for treating high c-Met-expressing non-small cell lung cancer, and Blenrep was re-approved for multiple myeloma in October 2025 after being withdrawn in 2022. These approved therapies demonstrate that ADCs have an emerging role in the armamentarium of cancer therapeutics.

Limitations to Current ADC Approaches

Despite the approvals of these ADCs and hundreds more being investigated in clinical development, there have been challenges in achieving the full clinical potential of this modality. We believe these challenges are directly related to the following:

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

10

•
Mechanism of Action of Cytotoxin Payloads. Beyond potent cytotoxic activity of ADC payloads, there are additional attributes that may lead to better efficacy and more durable responses. Payloads that induce bystander activity, which is dependent on the ADC target engagement, but also kills surrounding cells within the tumor, are thought to result in broader activity. Additionally, some payloads can induce immunogenic cell death pathways. These pathways not only cause potent tumor cell killing but also produce an immunological phenotype in the cancer cells, known as immunogenic cell death, or ICD. Different payload types induce variable levels of ICD, which can induce an immune response against endogenous tumor antigens, contributing to tumor elimination and improved outcomes. Importantly, there is an emerging trend in the clinic that ADCs that induce higher levels of ICD combine better with checkpoint inhibitors, including PD-1/L1 antibodies.
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

Dual conjugations to enable iADC and dpADC modalities to address current limitations of conventional ADCs and to optimize the therapeutic index, or TI

XpressCF® enables the incorporation of non-natural amino acids into antibody sequences and results in site specific conjugation of drug payloads. More recently, we have developed technology to enable incorporation of two different non-natural amino acids that allows for the site-specific conjugation of two different payloads, providing the opportunity to combine pharmacology into a single molecule. One example of these dual-payload concepts is the iADC, which includes both an immunostimulatory and a cytotoxic payload in the same molecule. We believe these iADC concepts are the first use of dual conjugation combining a conventional cytotoxin with an immunostimulatory payload to drive not only direct killing of the tumor cells but an immune response against the tumor. These iADC molecules utilize immune agonists such as TLR 7, TLR 8 and STING agonists that are believed to induce activation of innate immune cells within the tumor microenvironment and resulted in more complete responses and protective anti-tumor immune responses in preclinical tumor models. This dual conjugation approach is the basis for our research collaboration with Astellas, focused on the discovery of iADC molecules for treatment of solid tumors.

In addition to immune modulators, additional payloads can be incorporated into our dual conjugation approach. These dpADC concepts are focused on validated targets that are upregulated in tumors that do not respond well to existing therapies. Our goal is to provide more durable responses in hard-to-treat tumors by combining two payloads that may overcome the onset of resistance to single payload ADCs. The therapeutic benefit of combining microtubule inhibitors, or MTIs, with exatecan-based ADCs has been demonstrated in the clinic by coadministration of two ADCs with either an MTI or exatecan-based payload. We believe that the use of payloads that induce tumor cell death via different mechanism of action may reduce or delay development of resistance to either one of the payloads. We are also exploring dual-payload concepts combining inhibitors of DNA repair with exatecan-based payloads. We believe that blocking alternative signaling pathways by combining a DNA double-strand repair inhibitors, or DDRi, with exatecan-based payloads may be a promising dual-payload approach for BRCA1/2 mutant tumors.

Our Proprietary XpressCF® Platform

While ADCs, iADCs, and dpADCs hold significant promise, drug developers working with these complex biologics face significant design and development challenges. Optimizing these complex biological structures is a challenging, trial and error process that requires the refinement of several properties in tandem. This iterative process is cumbersome and fraught with significant limitations. As a result, the drug candidate nominated for development is often plagued by inefficient design properties, which then translates to a suboptimal therapeutic index when investigated in the clinic.

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

We first generate a cellular mass from our proprietary cell line from which we harvest the inner cellular machinery for making proteins. The cellular mass is generated from our highly engineered variant of Escherichia coli, or E.coli bacteria, and has been optimized to make an extract that can produce complex mammalian proteins. These cells are grown over the course of several days, harvested, broken apart, clarified, and stored as a cell mass for future production of our protein therapeutics. We refer to this proprietary cell mass as extract, or XtractCF®. The extract includes necessary components for energy production, transcription and translation, and can be used to support cell-free protein synthesis. This extract can then be used agnostically to manufacture a wide variety of therapeutic proteins and protein fragments without the need to generate further cell lines.

As a result, protein synthesis then becomes a predictable and reproducible biochemical reaction, independent of the constraints of a cell. A specific DNA sequence is added to the extract, which results in the coding and expression of the desired protein in less than 24 hours. Using this process, we can express hundreds or thousands of DNA sequences simultaneously within the same cell-free extract system and therefore can make and purify hundreds or thousands of unique proteins at the same time. This allows us to perform rapid expression, testing and characterization of many variants early in discovery to elucidate structure-activity relationships. Structure-activity relationship refers to how changes to the structure of a protein can lead to modify a molecule’s properties, such as binding, internalization, functional activity and stability, which are properties that are key to the therapeutic protein’s efficacy and tolerability in the patient. We are thereby able to optimize many properties with high specificity, including: binding efficiency to each antigen target, spatial orientation, linker design, target killing efficiency, immunological activity, protein expression, and folding efficiency and stability.

Advantages of Our XpressCF® Platform

We believe the advantages of our cell-free-based protein synthesis technology platform include:

•
Ability to Rapidly Produce and Evaluate a Wide Variety of Protein Structures In-house. By decoupling the production of the cell-free extract from the production of the protein, we are able to stockpile large quantities of cell-free extract from which we are able to manufacture a wide variety of proteins without the need to generate individual cell lines, including cytokine-based immuno-oncology therapeutics, ADCs, iADCs and bispecific antibodies. Additionally, our dual conjugation dpADC technology has enabled ADCs that combine two distinct small molecules with different pharmacologies onto a single antibody.
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
•
Faster Cycle Time. Our ability to quickly produce thousands of protein variants in parallel allows us to rapidly express, test and characterize many variants early in discovery to elucidate structure-activity relationships and identify opportunities for superior therapeutic profiles, as well as new intellectual property. We are therefore able to efficiently optimize many properties with high specificity in parallel.
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

Our XpressCF® Solution for ADCs, iADCs, Bispecific ADCs, and dpADC Therapeutics

We believe our technology enables new approaches to ADCs, iADCs, bispecific ADCs, and dpADC drug discovery, development and manufacturing. Key attributes are:

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
•
Experimentally Defined Structure-Activity Relationships. Our cell-free technology enables rational design of protein therapeutics through a rapid, reiterative process that experimentally defines structure-activity relationship for cytokine-based therapeutics, ADCs, iADCs, bispecific ADCs and dpADCs. This approach allows us to explore a wide variety of structural features and formats in parallel as we optimize therapeutic candidates. For example, the precise location of chemical conjugation sites directly affects the activity of both ADCs and cytokine-based therapeutics. Our proprietary technology is key to our ability to define the best number and positions of non-natural amino acids for conjugation based on: conjugation efficiency; functional activity/pharmacological properties; and pharmacokinetics and safety. This design flexibility is also an important aspect of our discovery approach to other protein therapeutics. For example, we are able to make and directly compare a variety of pairings and structural formats for our ADC molecules to ensure that we have optimized sites of conjugation, the number of payloads on each antibody (drug-antibody ratio, or DAR) and linker chemistry. We have identified examples wherein changing just one of these parameters can significantly impact the safety, efficacy and stability of the ADC. Further, we have demonstrated the ability to introduce more than eight non-natural amino acids into a single antibody structure, without impacting the expression levels of engineered antibodies, permitting ADCs with a DAR of greater than eight. Most conventional conjugation methods are limited by a DAR of eight, due to the availability of only eight interchain cysteines, which are used for conjugation with conventional methods. In addition, our XpressCF+® platform enables integration of two different types of non-natural amino acid, which can be used to precisely conjugate two different payloads to the same antibody, and allows us to engineer additional pharmacological properties, including iADCs and dpADC therapeutics. We believe the ability to precisely define the optimal sites of conjugation, coupled with optimized conjugation chemistry and linker chemistry, enables us to engineer ADCs, including iADCs and dpADCs, with industry-leading stability and pharmacokinetic profiles, which could result in improved safety and efficacy leading to in meaningful patient benefit.

13

•
Efficient Transition from Research Scale to Development Scale Protein Production. Protein therapeutics can encounter obstacles, or even fail, during the transition from research cell lines to cGMP cell lines appropriate for clinical development and commercialization. Our XpressCF® platform may reduce these risks because it can rapidly produce different protein types from a single proprietary extract, which can be scaled for discovery, development and ultimately, we believe, commercialization of cytokine-based immuno-oncology therapeutics, ADCs, iADCs, bispecific ADCs and dpADCs.
•
Manufacturable Dual Conjugations. Our XpressCF+® platform allows us to manufacture antibodies that contain two different non-natural amino acids that are substrates for mutually orthogonal site-specific conjugation reactions. This advantage permits dual conjugation, resulting in homogenous iADC or dpADC dual conjugate molecules with two different precisely placed payloads.

Accordingly, we use our XpressCF® platform to discover and develop cancer therapeutics by empirically determining the optimum structure-activity relationships for cytokine-based immuno-oncology therapeutics, ADCs, iADCs, bispecific ADCs and dpADCs and transitioning those products to cGMP compliant manufacturing.

Our Collaborations Validate Our Technology

Our XpressCF® platform has garnered the attention of leading pharmaceutical and biopharmaceutical companies and resulted in collaborations to discover and develop novel therapeutics. We have leveraged these strategic partnerships to extend our own capabilities and broaden the scope of our XpressCF® platform. Through December 31, 2025, all of our collaborations have provided us with an aggregate of approximately $1.016 billion in payments, which includes approximately $79 million in investments in our stock. Our currently active collaborations include:

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

Our Pipeline of Product Candidates and Discovery/Preclinical Programs

Our current product candidates and Discovery and Preclinical stage programs, all based on our proprietary XpressCF® platform, are summarized in the chart below:

Our Product Candidates

STRO-004, An ADC Directed Against Tissue Factor

Our lead developmental asset is STRO-004. STRO-004 is a TF-targeting ADC for the treatment of TF-expressing solid tumors, potentially including cervical, head and neck, lung, pancreatic, bladder, and colorectal cancers. STRO-004 is an anti-TF human IgG1 antibody conjugated using our XpressCF+® platform technology to a cleavable DBCO-PEGylated β-glucuronidase-exatecan linker-payload, at a DAR of approximately eight. There is an approved ADC targeting TF, TIVDAK®, developed by Seattle Genetics and Genmab A/S, which is approved for the treatment of recurrent or metastatic cervical cancer. In preclinical in vitro and in vivo studies benchmarking STRO-004 against a TIVDAK® surrogate molecule, we observed comparable antitumor activity but achieved 5- to 10-fold higher dose levels in nonhuman primate safety studies for STRO-004. Therefore, we believe that STRO-004 has the potential for an improved clinical therapeutic index over existing standard of care. We believe these features present a unique opportunity for clinical development of STRO-004 to address unmet medical needs in multiple solid tumors.

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

STRO-004 is currently in a Phase 1 open-label, multicenter trial and is designed to evaluate the safety, pharmacokinetics, and preliminary anti-tumor activity of STRO-004 in patients with advanced TF-expressing solid tumors, including non-small cell lung cancer, head and neck squamous cell carcinoma, cervical cancer, colorectal cancer, pancreatic ductal adenocarcinoma, endometrial cancer, and bladder cancer. The dose-escalation phase includes multiple cohorts with ascending dose levels, supported by strong tolerability in non-human primates at up to 50 mg/kg. Dosing of patients in the dose level 2 cohort was completed and dosing of patients in the dose level 3 cohort was initiated in February 2026. We expect to report initial preliminary data, including safety and pharmacokinetic data, from this trial in mid-2026.

STRO-004 Business Opportunity

We believe TF is a favorable target for an ADC due to its clinical validation in cervical and head and neck cancer and its prevalence across many solid tumors, including cervical, head and neck, lung, pancreatic, bladder and colorectal cancers. Its expression is correlated with poor prognosis in different cancers.

STRO-227, A Dual-Payload ADC Directed Against PTK7

In 2025, we nominated STRO-227 for further development. STRO-227 is a PTK7-targeting ADC for the treatment of PTK7-expressing solid tumors. STRO-227 is an anti-PTK7 human IgG1 antibody conjugated using our XpressCF+®platform technology to a cleavable DBCO-PEGylated β-glucuronidase-exatecan linker-payload, at a DAR of approximately eight and to a cleavable hydroxy-PEGylated β-glucuronidase-mono-methyl auristatin E, or MMAE, at a DAR of approximately two. Currently, there are no therapeutics approved that specifically target PTK7, although there are several PTK7-targeting ADCs in development. Based on preclinical in vitro and in vivo data, we believe that STRO-227 has the potential for overcoming resistance and prolonging responses when compared to other PTK7-targeting ADCs. We believe these features present a unique opportunity for clinical development of STRO-227 to address unmet medical needs in multiple solid tumors.

We believe STRO-227 has been precisely designed and optimized to provide the potential for a best-in-class ADC targeting PTK-7. Our proprietary non-natural amino acid, which provides the substrate for conjugation to our proprietary β-glucuronidase cleavable exatecan linker warhead, has been placed at what we believe are the optimal sites in the amino acid sequence of the heavy chain of our high affinity anti-PTK7 antibody. Similarly, the non-natural amino acid providing the conjugation site for the β-glucuronidase cleavable MMAE linker warhead has been precisely placed at what we believe to be the optimal site in the light chain. Taken together, we believe this design results in the enhanced performance and stability observed in preclinical in vitro and in vivo models. These models also suggest that our β-glucuronidase cleavable linkers may provide greater tumor specificity and enhanced tolerability relative to a protease-cleavable linker delivering an exatecan or tubulin-targeting payload. Finally, our preclinical testing has shown that STRO-227 elicits potent tumor cell killing, bystander activity and immunogenic cell death, which we believe may provide meaningful clinical benefit to patients.

STRO-227 Business Opportunity

We believe PTK7 is a favorable target for an ADC due to its early clinical validation in multiple cancers, as well as its prevalence in solid tumors, including lung, TNBC, ovarian, endometrial, colorectal, renal cell carcinoma, gastric/GEJ and cervical. Its expression is correlated with poor prognosis in different cancers. Currently, there are no approved therapeutics that specifically target PTK7, but it is a target of increasing interest with several clinical-stage ADCs in development, including DAY301 (Phase 1), LY4175408 (Phase 1), KIVU-107 (Phase 1), and SKB518 (Phase 1 in China). As all of these programs are single payload ADCs made using conventional ADC technology, we believe that STRO-227, as a dual-payload ADC, has best in-class potential relative to these molecules.

STRO-006, An ADC Directed Against Iβ6

In 2025, we also nominated STRO-006 for further development. STRO-006 is an ITGB6-targeting ADC for the treatment of ITGB6-expressing solid tumors, including non-small cell lung cancer, or NSCLC, and head and neck cancer. STRO-006 is an anti-ITGB6 human IgG1 antibody conjugated using our XpressCF+® platform technology to a cleavable DBCO-PEGylated β-glucuronidase-exatecan linker-payload, at a DAR of approximately eight. Currently, there are no therapeutics approved that specifically target ITGB6, although there is one ITGB6-targeting ADC, sigvotatug vedotin, or SV, also known as SGN-V6A, in Phase 3 testing targeting NSCLC and in Phase 1 testing for other solid tumors. In addition to SV, Pfizer is developing at least two additional ADCs targeting ITGB6. Based on preclinical in vitro and in vivo data, we believe that STRO-006 has the potential for an improved therapeutic index compared to SV.

We believe STRO-006 has been precisely designed and optimized to provide the potential for a best-in-class ADC targeting ITGB6 that could address unmet medical needs in NSCLC, head and neck cancer, and other solid tumors. Our proprietary non-natural amino acid, which provides the substrate for conjugation to our proprietary β-glucuronidase cleavable exatecan linker warhead, has been placed at what we believe are the optimal sites in the amino acid sequence of our high affinity anti-ITGB6 antibody, resulting in enhanced performance and stability in preclinical in vitro and in vivo models. These models also suggest that our β-glucuronidase cleavable linkers may provide greater tumor specificity and enhanced tolerability relative to a protease-cleavable linker delivering an exatecan payload. In particular, in a nonhuman primate safety study, we did not observe neutropenia, ocular toxicity signals or lung toxicity signals even in the highest dose cohort for STRO-006. Finally, our preclinical testing has shown that the exatecan payload delivered by STRO-006 elicits potent tumor cell killing, bystander activity and immunogenic cell death, which we believe may provide meaningful clinical benefit to patients.

STRO-006 Business Opportunity

We believe ITGB6 is a favorable target for an ADC due to its emerging clinical validation in NSCLC, as well as its prevalence in solid tumors, including head and neck cancer. Its expression is correlated with poor prognosis in different cancers. As mentioned above, there are no approved therapeutics that specifically target ITGB6, but it is a target of increasing interest with several clinical-stage ADCs in development, most notably SV (Phase 3) and the two other ITGB6-targeting ADCs in development by Pfizer (PF08046876 and PF08052667).

Additional Discovery Efforts

We are also actively researching to identify new ADCs and dpADCs to add to our pipeline. We have multiple ADC discovery programs ongoing using our XpressCF+® platform. Our protein engineering and chemistry efforts are focused on maximizing therapeutic indices, and our technology allows us to rapidly test our therapeutic hypotheses in significantly more product candidates than conventional protein synthesis allows in order to identify the best molecule to advance to the clinic.

We have also expanded our ADC technology platform to include dpADCs, including iADCs. For iADCs, our XpressCF+® platform has enabled homogeneous, dually-conjugated immunostimulant and cytotoxic warheads on a single ADC molecule. Our novel iADC design is intended to deliver two different drugs directly to the tumor, to not only kill tumor cells but also potentially prime a local immune response to the patient’s particular tumor cells. We believe that our iADC approach has the potential to create a new therapeutic opportunity by combining the best features of an ADC with the biology of a personalized vaccine.

In addition, development of our XpressCF+® platform to enable homogenous, dually-conjugated iADCs also enables us to discover, develop and manufacture other dpADC molecules, such as STRO-227. In these dpADC molecules, two different linker-warheads are precisely conjugated at specific positions to deliver two different small molecule payloads to a single cancer cell. We are actively investigating different combinations of payloads to identify synergistic pairings with differentiated toxicity profiles. To date, we have assessed combinations that include two different cytotoxins, such as a tubulin-targeting agent combined with a topoisomerase-targeting agent, and a cytotoxin and a potentiating molecule, such as a topoisomerase-targeting agent combined with a DDRI. We believe such dpADC molecules have the potential to provide the next generation of highly potent cancer therapeutics with acceptable safety and tolerability.

Collaboration and License Agreements

Astellas Agreement

In June 2022, we entered into a license and collaboration agreement with Astellas, or the Astellas Agreement, for the development of immunostimulatory antibody-drug conjugates for up to three biological targets, to be identified by Astellas. In June 2024, Astellas notified us that it would not be nominating a third target program. This decision was based on Astellas' strategic portfolio considerations. We will conduct research and preclinical development of any compound (as designated by Astellas) in each of the two programs in accordance with the terms of a research plan between us and Astellas. Astellas will have an exclusive worldwide license to develop and commercialize any such designated compound, subject to our rights to participate in cost and profit sharing in the United States, as described below. The first Astellas program began clinical development in the first quarter of 2026.

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

Vaxcyte (formerly known as SutroVax) Relationship

In 2013, we and Johnson & Johnson Innovation, through the Johnson & Johnson Development Corporation, provided initial co-funding for Vaxcyte, with which we have a license agreement, a supply agreement, an option agreement and a manufacturing rights agreement related to certain development and manufacturing rights. Under the license agreement, Vaxcyte has the right to use the XpressCF® and XpressCF+® platforms to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. The lead programs for Vaxcyte are VAX-31 and VAX-24, its 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates. Vaxcyte is responsible for performing all research and development activities, and we provide technical support and supply XtractCF® and other materials to Vaxcyte.

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

Tasly Relationship

In December 2021, we entered into the Tasly License Agreement with Tasly to grant an exclusive license to develop and commercialize STRO-002 in Greater China. Tasly has the right to pursue the clinical development, regulatory approval, and commercialization of STRO-002 in multiple indications, including ovarian cancer, NSCLC, TNBC, and other indications in Greater China. We retained development and commercial rights of STRO-002 globally outside of Greater China, including the United States.

Tasly has the right to terminate the Tasly License Agreement for convenience or other reasons specified in the Tasly License Agreement, upon prior written notice. Tasly has not disclosed its plans for development of STRO-002 in Greater China following our decision to deprioritize development outside of Greater China in 2025.

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

Extract and Reagents

In 2025, we made the strategic decision to cease operations at our GMP manufacturing facility in San Carlos, California for manufacture of our cell-free extract and reagents in service of our clinical trials and supply commitments. We have identified a contract manufacturing organization, or CMO, to serve as our strategic partner for the production of cell-free extract and have completed technology transfer to this CMO. Similarly, we have identified a CMO to produce custom reagents used in our cell-free production and have completed this technology transfer as well. Given the success of these technology transfers, we have wound down our manufacturing activities in our San Carlos facility and expect to exit the facility completely in 2026 upon expiration of our leases.

Drug Substance and Drug Product

Our process development and manufacturing strategies are tailored to rapidly advance our product candidates, including the use of a supply chain of established CMOs to ensure successful execution. Our strategy for the production of antibodies is to manufacture with our CMO network. We have identified multiple CMOs with the ability to produce the antibody component of our products at different scales and we have successfully completed technology transfer of the manufacturing process to more than one of these CMOs. The production of all other necessary elements for the manufacture of our ADC product candidates, and the final manufacture of the ADC drug product, will also be handled entirely by CMOs. Our XpressCF+® platform has been successfully used for manufacturing several antibodies containing non-natural amino acids and requires minimal process optimization to support early clinical phase manufacturing. We utilize industry established production steps for the purification of our antibodies. The CMOs we have selected have strong track records in cGMP manufacturing with expertise in clinical or commercial drug manufacturing for cytotoxic agents, large scale manufacture of antibodies, conjugation and fill-finish of therapeutic biologics. All activities from cell-free extract production to formulated drug product are performed to maintain aggressive timelines and minimize delays.

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

We also face substantial competition from biotechnology and biopharmaceutical companies developing products with TF-targeted therapies. The most advanced clinically active agent targeting TF to date has been TIVDAK® (tisotumab vedotin-tftv; TF-011-MMAE), an ADC currently approved for recurrent or metastatic cervical cancer that is composed of a TF-binding antibody linked to the tubulin-disrupting antimitotic agent, MMAE, via a cleavable linker. Other pharmaceutical companies are developing TF-targeted ADCs for the treatment of a broad range of advanced or metastatic cancers, including the indications we may select for STRO-004 development. As discussed above, our STRO-006 and STRO-227 programs also face substantial competition, with multiple ITGB6-targeting and PTK7-targeting ADCs in clinical development for the treatment of a broad range of advanced or metastatic cancers, including the indications we may select for STRO-227 and/or STRO-006 development.

In addition, we face increasing competition from Chinese biotechnology and pharmaceutical companies, including Chinese state-owned or state-backed enterprises. China has become one of the world's leading developers of new drugs, and Chinese companies benefit from a regulatory regime that enables rapid, low-cost clinical trials that facilitate innovation. Furthermore, we compete with other large pharmaceutical companies, many of which have invested significantly in development in China, in acquiring or licensing Chinese product candidates, or in developing product candidates in China.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms, and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover, but is not limited to, our technology platforms, our product candidates, and components thereof, their methods of use and processes for their manufacture, our proprietary reagents and assays, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms, and product candidates, continuing innovation, as well as trademark protection and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in our XpressCF® platform, XpressCF+® platform, and product candidates. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patents; to defend against and challenge the assertion by third parties of their purported intellectual property rights; and to operate without the unauthorized infringement on the valid and enforceable patents and other proprietary rights of third parties.

We believe that we have a strong global intellectual property position and substantial know-how and trade secrets relating to our XpressCF® platform, XpressCF+® platform, and product candidates. Our patent portfolio as of December 31, 2025, contained 38 U.S. issued patents and 252 patents issued in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore, and 46 U.S. pending applications, as well as 119 patent applications pending in ex-U.S. jurisdictions, including Europe, China, Japan, Australia and Singapore owned solely by us. These patents and patent applications include claims relating to:

Our patent portfolio includes the following families and/or groups of families:

•
XpressCF® Platform. We have approximately 10 patent families related to our XpressCF® platform, which include claims directed to certain bacterial strains and extracts prepared therefrom and methods of producing thereof, extract formulations and methods of making thereof, methods of producing antibodies using prefabricated light chain, and methods of producing high cell density fermentations and extracts prepared therewith. Our issued patents, and any patents that may issue from our pending patent applications, related to our XpressCF® platform are expected to remain in force until various times between October 2033 and February 2046, absent any patent term adjustments or extensions.
•
XpressCF+® Platform and ADC Platform. We have approximately 13 patent families related to our XpressCF+® platform and ADC platform, which include claims directed to para-azidomethylphenylalanine (pAMF) and proteins comprising pAMF, non-natural amino acid tRNA synthetases, antibodies with engineered CH2 domains, antibodies with site-specific glutamine tags, antibodies and antibody fragments containing one or more non-natural amino acids at defined positions in their amino acid sequences, dual conjugates (including iADC and dpADC), high drug antibody ratio (DAR) conjugates and methods of treating therewith, and methods of conjugation. Our issued patents, and any patents that may issue from our pending patent applications, related to our XpressCF+® platform and ADC platform are expected to remain in force until various times between June 2033 and October 2046, absent any patent term adjustments or extensions.
•
STRO-004. We have approximately 2 patent families related to STRO-004, which include composition of matter and methods of treatment claims directed to our lead product candidate, STRO-004, and composition of matter, methods of treatment, and methods of making claims to aTF antibodies, exatecan linker-payloads and conjugates thereof. Any patents that issue from these patent applications will expire between June 2043 and October 2044, absent any patent term adjustments or extensions.
•
STRO-006. We have approximately 3 patent families related to STRO-006, which include composition of matter and methods of treatment claims directed to our lead product candidate, STRO-006, and composition of matter, methods of treatment, and methods of making claims to aITGB6 antibodies, exatecan linker-payloads and conjugates thereof. Our issued patent, and any patents that may issue from our pending patent applications, related to our STRO-006 are expected to remain in force until 2046, absent any patent term adjustments or extensions.
•
STRO-227. We have approximately 3 patent families related to STRO-227, which include composition of matter and methods of treatment claims directed to our lead product candidate, STRO-227, and composition of matter, methods of treatment, and methods of making claims to aPTK7 antibodies, exatecan linker-payloads and conjugates thereof. Our issued patent, and any patents that may issue from our pending patent applications, related to our STRO-227 are expected to remain in force until 2046, absent any patent term adjustments or extensions.

In addition, we have exclusively licensed the following patent portfolio from Stanford: 7 U.S. issued patents and 11 patents issued in ex-U.S. jurisdictions, including Europe, China, Canada, India, Australia, South Korea, Eurasia and Singapore. This patent portfolio includes claims relating to methods related to in vitro protein synthesis that we use in our XpressCF® platform and XpressCF+® platform when discovering, developing and manufacturing our product candidates.

Remaining patents in our patent portfolio licensed from Stanford are expected to expire between June 2026 and January 2028, absent any patent term adjustments or extensions.

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

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under development and regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2033 to 2040, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2033 to 2045, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

FDA Review and Approval Process

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial, in whole or in part, at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the biologic into healthy human subjects or patients, the product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. In oncology clinical trials, efficacy endpoints are also often explored in Phase 1. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug or biologic for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug or biologic and to provide adequate information for the labeling of the product. In some instances, trial phases may be truncated or combined into one or more combined-phase or adaptive design trials. In many cases, particularly for prevalent diseases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biologic. A single Phase 3 trial may be sufficient in many other conditions, particularly for rare disease therapies, when in conjunction with confirmatory evidence. A single adequate and well-controlled trial may also be sufficient, though it is less common, when the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

The manufacturer of an investigational drug in a Phase 2 or 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access.

After completion of the required clinical testing, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application user fee, currently exceeding $4,682,000 for Fiscal Year 2026 for applications requiring clinical data. The applicant under an approved BLA is also subject to an annual program fee, currently exceeding $442,000 per prescription drug product for Fiscal Year 2026. These fees are typically increased annually. The FDA has 60 days from its receipt of a BLA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA files it. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. Most such applications for standard review biologic products are reviewed within 10 months of the date the FDA files the BLA; most applications for priority review biologics are reviewed within six months of the date the FDA files the BLA. Priority review can be applied to a biologic that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider information deemed by the FDA to be a major amendment to the BLA.

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

Expedited Programs

Under the fast track program, the FDA is authorized to facilitate the development, and expedite the review, of biologics that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. The sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a fast track biologic concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. In addition to other benefits, such as the ability to engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information, the FDA determines after preliminary evaluation of clinical data submitted by the sponsor that the product may be effective, and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

The FDA may designate a biologic candidate as a breakthrough therapy if it finds that the biologic candidate is intended, alone or in combination with one or more other product candidates or approved products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the biologic candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For biologic candidates designated as breakthrough therapies, more frequent interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. The receipt of a breakthrough therapy designation for a biologic candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, the FDA may later decide that a biologic candidate that has been designated as a breakthrough therapy no longer meets the conditions for designation.

Under the FDA’s accelerated approval regulations, the FDA may approve a biologic for a serious or life-threatening illness that addresses an unmet medical need based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A biologic candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval trials, or confirm a clinical benefit during post-marketing trials, will allow the FDA to withdraw the biologic from the market on an expedited basis. All promotional materials for biologic candidates approved under accelerated regulations are subject to prior review by the FDA. The FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. The FDA must also specify conditions of any required post-approval study, which may include milestones such as a target date of study completion. Sponsors must submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. The FDA can initiate an enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or that affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity or trade name, or a meaningful description, of the biological product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a product with particular principal molecular structural features to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same indication. In the case of a biological product, the same drug is a drug that contains the same principal molecular structural features, except if it is clinically superior. A product is clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA user fee.

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

The Best Pharmaceuticals for Children Act, or BPCA, provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies that fairly respond to the written request within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

FDA Regulation of Companion Diagnostics

A biologic product may rely upon an in vitro companion diagnostic for use in selecting the patients that will respond to a therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product, then the FDA generally will require approval, authorization or clearance of the diagnostic at the same time that FDA approves the therapeutic product.

Under the FDC Act, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. The FDC Act classifies medical devices, including in vitro diagnostics, into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the fewest regulatory controls. Class III devices are generally the highest risk devices and are subject to the highest level of regulatory control to provide reasonable assurance of the device’s safety and effectiveness. While most Class I and some Class II devices can be marketed without prior FDA authorization, most medical devices can be legally sold within the U.S. only if the FDA has: (i) approved a PMA application prior to marketing, generally applicable to Class III devices; or (ii) cleared the device in response to a premarket notification, or 510(k) submission, generally applicable to Class I and II devices. Devices of a new type that FDA has not previously classified based on risk are automatically classified into Class III regardless of the level of risk they pose, but the FDA may classify a low- to moderate-risk device not previously classified into Class I or II through the de novo classification process.

Pursuing FDA approval of an in vitro companion diagnostic has historically required a pre-market approval, or PMA, for a diagnostic to identify patient populations suitable for a cancer therapy. The review of these in vitro companion diagnostics involves coordination of review by the FDA’s Center for Biologics Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. Approval of a companion diagnostic is generally required at the time of new drug approval.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $579,000 for most PMAs for Fiscal Year 2026. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results between multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation, or QMSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

In 2024, CDRH announced that it intended to reclassify most high-risk in vitro diagnostic products from Class III to Class II medical devices and stated that it expected most future companion diagnostics would be regulated as Class II devices. Reclassification would allow companion diagnostic developers to seek marketing authorization through the FDA’s 510(k) or de novo classification pathways rather than the more costly and time-consuming PMA pathway. Since that time, CDRH has taken steps to begin the reclassification process for certain companion diagnostic products, such as in situ hybridization test systems and nucleic acid-based test systems intended for use with a corresponding approved oncology therapeutic product. However, these proposed reclassifications are not yet final and commercializing any such tests requires PMA approval until the reclassification is final.

The 510(k) and de novo submission processes are less burdensome than the PMA approval process. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a legally marketed device, referred to as the predicate device. To be substantially equivalent, the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and be shown to be equally safe and effective and not raise different questions of safety and effectiveness than the predicate device. The de novo classification process is used when there is no predicate device. In a de novo submission, the sponsor must demonstrate that the proposed device is of low or moderate risk and the benefits outweigh the risks. The type of data included in a de novo request is similar to the type of data included in a 510(k), although a larger proportion of de novo submissions require clinical data as compared to 510(k)s. The review time for a de novo request is longer as compared to the 510(k) process, and the outcome for de novo requests is more uncertain.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared, authorized or approved. A modification that could significantly affect a device’s safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance, de novo authorization, or could require a PMA approval. Device manufacturers must also register with FDA and list their devices. A medical device manufacturer’s manufacturing processes are required to comply with the applicable portions of the QMSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic inspections by the FDA.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning or untitled letters, fines, injunctions, civil or criminal penalties, recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production, denial of submissions for new products, or withdrawal of approvals, authorizations or clearances.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not preempted by HIPAA. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, creates new data privacy obligations for covered companies and provides new privacy rights to California residents. On January 1, 2023, the California Privacy Rights Act, or CPRA, which substantially amends the CCPA, went into effect. The CCPA and CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions, and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

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

Moreover, one payor’s determination to provide coverage for a product does not assure that an adequate reimbursement rate will be approved, or that other payors will also provide coverage for the product. Further, no uniform policy for coverage and reimbursement exists in the United States. Private payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval processes apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor as well as from state to state. Consequently, the coverage determination process is often a time-consuming and costly process that must be played out across many jurisdictions and different entities. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals culminated in the enactment of Inflation Reduction Act, or IRA, which among other things, requires the Department of Health and Human Services, or HHS, to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in recent Executive Orders, several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation, or MFN, price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN pricing demonstration models under Medicare Part B and Part D. If these rules or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if a pharmaceutical company does not market drugs in such countries, it may be indirectly affected if its drugs compete with drugs that were reduced by MFN pricing.

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

Human Capital Resources

As of December 31, 2025, we had 137 full-time employees. Of these employees, 44 have an M.D. or a Ph.D. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. However, in March 2025 and again in September 2025, we executed significant reductions in workforce, which may negatively impact our relationship with our employees going forward.

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

We provide our team with ongoing resources aimed at both mental and physical health. We work closely with our Employee Assistance Plan which provides important mental health services and resources. We have a health and wellness initiative which encourages healthy behaviors aimed at creating positive life-long habits. We have a culture of collaboration and collaborative principles which we intentionally foster. Our initiatives on Diversity, Equity, Inclusion and Belonging aim to learn, listen and act in support of these principles. We are actively involved in our community through, among other things, mentoring underserved communities and supporting the philanthropic interests of our employees and patients.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks and uncertainties described below are not the only ones we face. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are a clinical stage oncology company with no products approved for commercial sale. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage oncology company. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk.

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of December 31, 2025, had an accumulated deficit of $978.0 million. For the years ended December 31, 2025 and December 31, 2024, our net loss was $191.1 million and $227.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our preclinical and clinical-stage product candidates and the development of our technology platform. Preclinical studies and clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of December 31, 2025, we had $141.4 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

•
the timing, progress and results of preclinical and worldwide clinical development activities;
•
the costs associated with the development of our external manufacturing and research and development facilities and processes;
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
•
the cost of pursuing and timing of obtaining regulatory approvals;
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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo additional reductions in our workforce or other corporate restructuring activities beyond the reductions in our workforce announced in March 2025 and September 2025. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We cannot provide assurance that anticipated collaborator payments will, in fact, be received. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through payments received under our collaboration and other associated agreements, the sale of equity securities, debt financing and a royalty monetization agreement. We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, royalty monetization or a combination of one or more of these funding sources. Additional funds may not be available to us on acceptable terms or at all.

If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Any future debt financings, if available, are likely to involve, restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. Adverse macro-economic conditions, including volatility in equity capital markets, fluctuating interest rates, tariffs, actual or perceived instability in the U.S. and global banking systems, and fluctuations in foreign exchange rates, could prevent us from raising additional capital in sufficient amounts or on terms acceptable to us, or at all. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates are in varying development stages and may fail in development or be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market and most of our internal product candidates for cancer therapy are in preclinical development, including STRO-006 and STRO-227. Additionally, we have partnered-programs that are being evaluated in earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the

FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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
•
inability to obtain alternative sources of supply for which we have a single source for product candidate components or materials, if necessary;
•
occurrence of epidemics, pandemics or contagious diseases and potential effects on our business, clinical trial sites, highly complex supply chain and manufacturing facilities;
•
greater than anticipated costs of our preclinical studies and clinical programs;
•
failure to demonstrate in our clinical trials a sufficient response rate or duration of response or other applicable clinical endpoint, which can be unpredictable even in light of earlier non-clinical and clinical data;
•
failure to demonstrate a benefit-risk profile acceptable to the FDA or other regulatory agencies;
•
failure to demonstrate the ability of our CMOs to manufacture a potent and consistent product;
•
unfavorable FDA or other regulatory agency inspection and review of one or more of our clinical trial sites or the manufacturing facilities of our CMOs;
•
failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•
delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular;

39

•
varying interpretations of our data by the FDA and similar foreign regulatory agencies; and
•
delays in FDA or other regulatory agency review of our submissions due to a government shutdown, epidemic, pandemic, or natural disaster.

We or our collaborators’ inability to complete development of or commercialize our product candidates or significant delays in doing so due to one or more of these factors, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our business is dependent on the success of our product candidates, including STRO-004, STRO-006 and STRO-227, which are generated from our proprietary XpressCF® and XpressCF+® platforms. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+® platforms and our proprietary product candidates, including STRO-004, STRO-006 and STRO-227. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. Our revenue may also be dependent, in part, on any third-party collaborator’s ability to co-commercialize such product candidate or to commercialize any companion diagnostic for such product candidate, as applicable. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in selected foreign countries. While the scope of regulatory approvals generally is similar in other countries, in order to obtain separate regulatory approvals in other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of our product candidates, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad.

The success of STRO-004, STRO-006, STRO-227 and our other future proprietary product candidates will depend on many factors, including the following:

•
timely completion of successful preclinical studies, including toxicology studies, biodistribution studies, pharmacology studies and other studies in animals, where applicable;
•
successful enrollment of patients in, and the timely completion of, successful clinical trials, including in compliance with the FDA’s GCPs and any additional regulatory requirements from foreign regulatory authorities;
•
receiving required regulatory approvals for the development, manufacturing, and commercialization of our product candidates;
•
making arrangements with third-party manufacturers for commercial manufacturing of our product candidates;

40

•
establishing successful technology transfers and collaborations to develop our product candidates with potential licensees;
•
obtaining and maintaining patent, trademark and trade secret protection and non-patent exclusivity for our product candidates and their components;
•
enforcing and defending our intellectual property rights and claims and avoiding or defending against intellectual property rights and claims from third parties;
•
achieving and demonstrating desirable therapeutic properties for our product candidates’ intended indications;
•
launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•
effectively competing with other therapies, including those that have not yet entered the market;
•
maintaining an acceptable safety and efficacy profile of our product candidates through clinical trials and following regulatory approval; and
•
achieving commercially relevant success in the market post approval.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, commercial and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control, such as health epidemics and pandemics, government shutdowns, natural disasters, global instability and geopolitical conflicts within regions where our clinical trials are conducted. For example, we may open clinical trial sites in jurisdictions that may face enrollment, operational or other difficulties due to conflicts within the region. In addition, we rely on third party vendors, contractors and consultants to provide services in connection with our clinical trials. If these third parties do not perform their services in a timely or workmanlike manner, our clinical studies may be delayed. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Our approach to the discovery and development of our therapeutic treatments is based on novel technologies, including unprecedented dual-payload ADC technology, which includes Immunostimulatory ADCs, that are unproven and may not result in marketable products.

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

Our current and prior product candidates have been tested in a relatively limited number of clinical trial patients. We may ultimately discover that our XpressCF® and XpressCF+® platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® and XpressCF+® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+® platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF® and XpressCF+® platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+® platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. These unknowns and other emerging findings from our clinical trials and preclinical studies may result in protocol amendments, which may result in additional costs and may also delay our anticipated clinical timelines.

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

If product candidates based on our XpressCF® and XpressCF+® platforms are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC or dual-payload ADC development and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our product candidates contain cleavable or non-cleavable linker-payload combinations or novel payloads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF® and XpressCF+® platforms prove to be ineffective, unsafe or commercially unviable, our platforms and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and preliminary results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. While certain relevant members of our company have significant clinical experience, we in general have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, current or future collaborators, believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial patients. Any Phase 2 or 3 trial results may not be representative of Phase 1 results, and such Phase 2 or 3 trial results may not be accepted by the FDA as pivotal and sufficient for approval, and additional trials may be required to establish that our product candidates are safe and effective. Further, in our oncology clinical trials to date, we have used achievement of stable disease as evidence for disease control (stable disease, partial response or complete response) by our product candidates; however, the FDA does not view stable disease as an objective response for the purposes of FDA approval. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

Interim, top-line, or preliminary data from our clinical trials that we announce may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we have publicly disclosed, and in the future may disclose, interim, top-line, or preliminary data from our preclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review and/or maturation of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Therefore, final results from the studies may differ from the top-line results initially reported, and the final results may indicate different conclusions once additional data have been evaluated. As such, top-line data should be viewed with caution until the final data are available.

Early-stage clinical trials of novel products also commonly include a dose exploration phase, during which adverse effects of treatment may emerge at higher doses that are new, unexpected, or occur at higher-than-expected frequencies or severity and may limit our ability to develop such products in one or more target indications or patient populations. Similarly, in dose expansion phases, we may discover that adverse effects, either known or novel, may negatively impact the emerging overall benefit-risk profile of our product candidates and may lead to the discontinuation or other significant alteration to the development plan.

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

The market may not be receptive to our product candidates, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost, competition in the therapeutic area(s) we have received or may receive approval, and whether it will otherwise be accepted in the market. Historically, there have been concerns regarding the safety and efficacy of ADCs, and an ADC drug was voluntarily withdrawn from the market for an extended period of time, although it has since been re-approved by the FDA. These historical concerns may negatively impact the perception market participants have on ADCs, including our product candidates, though advances in ADC technology have ameliorated these concerns to some degree. Additionally, the product candidates that we are developing are based on our proprietary XpressCF® and XpressCF+® platforms, which are new technologies. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt an ADC product, or a product or treatment based on our novel cell-free production technologies, and the medical community and third-party payors may not be compelled to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of our product candidates will depend on the following, among other factors:

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

44

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

Our future success depends, in part, on the successful development of our proprietary dual-payload ADC technology and products derived from it. To our knowledge, no regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using any dual-payload ADC technology, including our novel dual-payload ADC technology. We may never receive approval to market and commercialize any potential dual-payload ADC product candidate.

Because our product candidates are based on new technology, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, our estimates regarding potential market size for any indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects. If any product candidate we commercialize fails to achieve market acceptance, we may not generate or derive sufficient revenue from that product candidate, which could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

If we uncover any previously unknown risks related to our dual-payload ADC technology, or if we experience unanticipated or unsolvable problems or delays in developing our dual-payload ADC product candidates, we may be unable to complete our preclinical studies and clinical trials, meet the obligations of our collaboration and license agreements, or commercialize our product candidates on a timely or profitable basis. Alternatively, we may be required to make amendments to our trial protocol, which could result in additional costs and may also delay our anticipated clinical development timelines. If serious adverse events or unacceptable side effects are observed in preclinical studies or clinical trials of a product candidate based on our dual-payload ADC technology, or if dual-payload ADCs were shown to have limited efficacy, our ability to develop other product candidates based on our dual-payload ADC technology would be adversely affected.

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

Since 2014, we have entered into several collaborations to develop and commercialize certain cancer and other therapeutics. Our XpressCF® and XpressCF+® platforms have also supported a spin-out company, now known as Vaxcyte Inc., focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies have been, and will likely continue to be, our principal partners for marketing, distribution, development, licensing and broader collaboration arrangements. Under our existing collaboration agreements, and we expect, any future collaboration agreements, our ability to influence the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates is, and will likely remain, limited. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or other external factors such as an acquisition that diverts resources or creates competing priorities;
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

Our existing collaborations with Astellas and Vaxcyte are important to our business. If our collaborators cease development efforts under our existing or future collaboration agreements, fail to fulfill their contract obligations, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into collaborations with other biotechnology companies to develop or commercialize several of our product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. A substantial portion of our revenue to date has been derived from our collaborations, and a significant portion of our future revenue and cash resources is expected to be derived from some of these agreements, along with our royalty monetization agreement, or Purchase Agreement, with an affiliate of Blackstone Life Sciences, or Blackstone, or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements or royalty monetization agreement, future revenue and cash resources will be substantially less than expected.

We are unable to predict the success of our collaborations and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, each of EMD Serono, BMS, Merck and Ipsen elected not to continue the development of their licensed product candidates, and our existing collaborator, Astellas, decided not to nominate a third program under our collaboration; each such decision was noted as based on strategic portfolio considerations. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth in such agreements. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in whole or in part. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

Before we may initiate a clinical trial or commercialize any of our product candidates, we must demonstrate to the FDA that the chemistry, manufacturing and controls for our product candidates meet applicable requirements, and in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. The FDA has allowed our cell-free product candidates, and others of our or our partners’ product candidates, to proceed through clinical trials; however, because no product manufactured on a cell-free manufacturing platform has yet been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements for later stage clinical development or commercialization, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. Despite completed technology transfers to our contract manufacturing organization, we could still experience unexpected or unplanned supply chain issues that may delay or disrupt our development efforts.

We have conducted technology transfers to enable large scale manufacture of extract and the reagents necessary to manufacture our products using our XpressCF® and XpressCF+® platforms and are likely to conduct additional similar technology transfers in the future. These large-scale technology transfers may fail or be delayed, resulting in impacts to our development timelines and the costs associated with manufacturing our development products.

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

We expect to rely on third parties to manufacture our drug supplies. If those third-parties are unable to manufacture sufficient quantities of our product candidates, or we lose such suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, our business would be materially and adversely affected.

Following our March 2025 and September 2025 restructurings, we use a product supply approach wherein all elements of our product candidates, including raw and intermediate materials, are manufactured at qualified third-party CMOs.

Since the winding down of manufacturing activities at our own manufacturing facilities, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborators’ needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Further, while efforts are made to diversify our sources of raw and intermediate materials, we acquire certain raw and intermediate materials from a sole supplier. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer may require a technology transfer to the new manufacturer, which involves technical risk that the transfer may not succeed or may be delayed, and can result in significant costs. To the extent we elect to transfer manufacturing between third-party CMOs, we will be required to demonstrate that the product manufactured in the new facility is comparable and/or non-inferior to the product manufactured in the original facility.

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
•
subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease distribution or to recall batches of our product candidates; and
•
in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

Additionally, our contract manufacturers may experience manufacturing difficulties due to changes in tariffs and other trade restrictions, resource constraints or as a result of labor disputes, unstable political environments, epidemics, pandemics, or contagious diseases, or failures or delays in our manufacturing supply chain. For example, restrictions on travel imposed by governments, including China, or restrictions on person-in-plant permissions imposed by our contract manufacturers may limit the ability of our subject matter experts to visit our manufacturers and assist with technology transfers. Further, legislation has been enacted in Congress to limit federal agencies and contractors from using equipment or services produced or provided by select Chinese biotechnology companies, which may affect U.S. biotechnology companies that are recipients of federal funding. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we or our contract manufacturers were to encounter interruptions from any of these events or other unforeseen events, our ability to provide our product candidates to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

U.S.-China trade relations may adversely impact our supply chain operations and business.

The U.S. and Chinese governments have taken certain actions that change trade policies, including tariffs that affect certain products which are manufactured in China and mutual exchange of certain types of data. It is unknown whether and to what extent new tariffs, laws or regulations will be adopted that increase the cost or feasibility of importing and/or exporting products, components and information from China to the United States and vice versa. Further, the effect of any such new tariffs or actions on our industry and customers is unknown and difficult to predict. As additional new tariffs, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or if China or other affected countries take retaliatory trade actions, such changes could have a material adverse effect on our clinical development plans, business, financial condition, results of operations or cash flows.

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

Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or our third-party manufacturers may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process at our own manufacturing facilities or those of our current manufacturers, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy and costly. To the extent we elect to transfer manufacturing, we will be required to demonstrate that the product manufactured in the new facility is comparable and/or non-inferior to the product manufactured in the original facility. Our inability to demonstrate to the FDA or other comparable regulatory authority that acceptable drug product was manufactured could delay the development of our product candidates or availability of additional product supplies.

If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.

The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products, if approved, for patients, could be delayed or stopped.

Our product candidates are considered to be biologics and the process of manufacturing biologics and materials used to manufacture components of our products can be complex, time-consuming, highly-regulated and subject to multiple risks. We and our contract manufacturers must comply with cGMPs, regulations and guidelines for the manufacturing of biologics used in clinical trials and, if approved, marketed products. To date, our contract manufacturers have limited experience in the manufacturing of cGMP batches of our product candidates and materials used to manufacture components of our product candidates.

Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at our manufacturing facilities or those of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that the manufacturing facilities of our third-party manufacturers are not in compliance with applicable laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs and specifications, lot consistency, timely availability of raw materials and other technical challenges. We have previously, and may continue to, source certain of the raw materials needed for our product candidates from outside the United States. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events could cause such interruptions in the future. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. If our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products, if approved, to patients, would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, financial condition, results of operations and prospects.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our XpressCF® and XpressCF+® platforms. STRO-004, STRO-006 and STRO-227 are our most advanced clinical and preclinical stage programs, and our preclinical and research programs may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have insufficient efficacy, harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization. To approve a companion diagnostic or the associated product candidate, FDA may require clinical data demonstrating that the diagnostic can reliably identify patients who are most likely to benefit from the therapeutic product. We may also be required to demonstrate the predictive utility of the companion diagnostic to the FDA. Specifically, we must demonstrate the way in which the diagnostic selects patients for whom the biologic therapy will be effective or more effective compared to patients not selected by the diagnostic.

If we or our collaborators, or any third party, are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so:

•
the development of our product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our planned clinical trials;
•
our product candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic, or, though our product candidate may be authorized, we may not be able to commercialize effectively until authorization of a companion diagnostic; and
•
we may not realize the full commercial potential of any product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify patients with the specific patient selection criteria targeted by our product candidates.

In addition, although we believe genetic testing and other patient selection schema are becoming more prevalent in the diagnosis and treatment of various diseases and conditions, our product candidates may be perceived negatively compared to alternative treatments that do not require the use of companion diagnostics, either due to the additional cost of the companion diagnostic or the need to complete additional procedures to identify genetic markers prior to administering our product candidates. If any of these events were to occur, our business would be harmed, possibly materially.

We face competition from entities that have developed or may develop product candidates for cancer, including companies developing novel treatments and technology platforms. If these companies develop technologies or product candidates more rapidly than we do or their technologies are perceived to be more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.

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

We are aware of several companies that are developing ADCs, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same targets as STRO-004, STRO-006 and STRO-227. For example, Pfizer has an approved ADC targeting TF, TIVDAK® and is developing sigvotatug vedotin, an ADC targeting Integrinβ6, alongside PF-08046876, another ITGB6-targeting ADC currently in pre-clinical development. In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs, including TF-targeting ADCs; and we anticipate more TF-targeting ADCs, other potential TF-targeting modalities, and possibly more ITGB6-targeting therapeutics will be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than TF or ITGB6 for the treatment of the same indications for which we are developing STRO-004 and/or STRO-006. Moreover, we are aware of several companies that are also pursuing dual-payload ADCs for oncology indications, including some that have initiated clinical development and other companies that are clinically developing ADCs that target PTK7, the target of STRO-227. Many of these companies are well-capitalized and, unlike us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

Our success will depend partially on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products are perceived to be safer, more effective, or less expensive than the therapeutics we develop.

If our product candidates are approved, they will compete with a range of therapeutic treatments that are either in development or currently marketed. Currently marketed oncology therapeutics include a range of biologic modalities with the top selling products by class spanning tumor targeting monoclonal antibodies, to ADCs, to immune checkpoint inhibitors, to T cell-engager immunotherapies, and to CAR-T cell therapies. In addition, numerous compounds are in clinical development for cancer treatment. The clinical development pipeline for cancer includes small molecules, antibodies, vaccines, cell therapies and immunotherapies from a variety of companies and institutions.

Further, if we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, any awarded exclusivity, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement, coverage and patent position. Competing products could present superior treatment alternatives, including by being perceived to be more effective, safer, less expensive, or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates.

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

In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, it may harm our ability to recruit and retain highly-skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

Moreover, in each of March 2025 and September 2025, management approved a restructuring plan, each with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. These reductions in workforce may also make retention of current personnel both more important and more challenging. The workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise, and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Our inability to continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel could have a material and adverse effect on our business.

We expect we will need to grow our organization in the future, and we may experience difficulties in managing our growth and expanding our operations.

As of December 31, 2025, we had 137 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to commercialize successfully any such future products.

We currently have limited sales, marketing and distribution capabilities or experience. If any of our product candidates are approved, we will need to develop additional sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and support distribution, administration and compliance capabilities. Additionally, if the commercial launch of any product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition such sales and marketing personnel.

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

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets, for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market and may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. Geographic variations in genetics, comorbidities, environmental factors, treatment patterns, and healthcare practices may impact the safety profile or efficacy of our product candidates in different jurisdictions, which could affect our ability to obtain regulatory approval.

If we fail to comply with the regulatory requirements in international markets and do not receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, unexpected changes in tariffs, trade barriers, price and exchange controls, and other requirements, including escalating trade tensions, and reduced protection of intellectual property rights in some foreign countries, which may impact our cost of goods and ability to commercial our product candidates internationally.

Price controls imposed in either the U.S. or foreign markets may adversely affect our future profitability.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in recent Executive Orders, several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Current and future presidential budget proposals and future legislation may contain further drug price control measures that could be enacted. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation, or MFN, price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN pricing demonstration models under Medicare Part B and Part D. If these rules or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs compete with drugs that were reduced by MFN pricing.

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

As we are conducting clinical trials of our product candidates, we may be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, withdrawal of clinical trial participants, clinical holds or termination of clinical study sites or entire study programs, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. While we currently have product liability insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels prior to later stages of clinical development or marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor social media communications, there is risk that the unauthorized use of social media by our employees to communicate about our products or business, or any inadvertent disclosure of material, nonpublic information through these means, may result in violations of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact on our business, financial condition, results of operations and prospects. Our employees could also inappropriately utilize artificial intelligence, or AI, in connection with their social media or other internal communications and workplace processes, introducing another potential source of reputational damage or other potential legal or financial exposure.

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

The risk of a formal security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Sophisticated machine-learning and large language model tools are being used to create more persuasive and dangerous cyber-attacks or phishing attempts that place our data and systems at risk. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us or our collaborators, CROs, CDMOs, third party vendors, or contractors or consultants or other third parties on which we rely to mitigate a data security incident and security vulnerabilities could be significant, and while we have implemented security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. We have incurred successful phishing attempts in the past, although we believe that these attempts were detected and neutralized without any compromise to our data and prior to any significant impact to our business. We have also implemented measures to prevent such attacks, but we may still be subject to similar attacks in the future. We are also aware of publicly disclosed security breaches at certain third parties on which we rely, though we believe that such security breaches did not compromise our data or materially impact our business. Such security events, whether impacting our systems directly or impacting those of a third party on which we rely, could cause interruptions in our operations, and could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, if we are unable to generate or maintain access to essential patient samples or data for our research, development, and manufacturing activities for our programs, our business could be materially adversely affected.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems. We have not and may not in the future, however, detect and remediate all such vulnerabilities in our information technology systems, including on a timely basis, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business that may be exploited and could result in a security incident. Further, we have experienced and may in the future experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. In addition, as many of our employees work from home at least part of the time and utilize network connections outside our premises, including while at home, or in transit and in public locations, this poses increased risks to our information technology systems and data.

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

Applicable data privacy and security obligations and public company disclosure obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents. Whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure that we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor or partner confidence in the effectiveness of our cybersecurity measures, diversion of management's attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies by our employees, personnel, or vendors.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act enacted many significant changes to the U.S. tax laws, including adding a requirement to capitalize research and development expenditures and amortize domestic expenditures over five years and foreign expenditures over fifteen years. Beginning with our 2025 tax year, the One Big Beautiful Bill Act, or OBBBA, restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits of the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. Future changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, deductibility of expenses under the Tax Cuts and Jobs Act, the OBBBA, or future tax legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our success depends in part on our, our licensors’ and our collaborators’ ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others that cover our product candidates, methods used to manufacture our product candidates, methods for treating patients using our product candidates, pharmaceutical compositions, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. We, our licensors and collaborators may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we, our licensors and collaborators may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we, our licensors and collaborators will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is also possible that we, our licensors, and our collaborators will fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third-party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s patent application may pose obstacles to our ability to obtain or limit the scope of patent protection we may obtain. We may not have the right to control the preparation, filing and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. Also, although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we, our licensors or collaborators were the first to make the inventions claimed in our patents or pending patent applications, or were the first to file for patent protection of such inventions, or if such patents rights may otherwise become invalid. Composition of matter patents for biological and pharmaceutical therapeutic candidates often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications directed to composition of matter of our therapeutic candidates will be considered patentable by the United States Patent and Trademark Office, or USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our therapeutics for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, clinicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

64

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

In addition to seeking patent protection for certain aspects of our product candidates, we also consider trade secrets, including confidential and unpatented know-how important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts in the United States and certain foreign jurisdictions are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We, our licensors or collaborators, or any future strategic partners may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time-consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.

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

Because the antibody-drug conjugate therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic payloads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-payload. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for a product incorporating these components, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-004, STRO-006, STRO-227 or any other product candidate. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or in other ex-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, numerous recent changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act, enacted within the last several years, involves significant changes in patent legislation.

The U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obvious-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Also, the decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. (2013) precludes a claim to a nucleic acid having a stated nucleotide sequence that is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing product candidates that contain modifications that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, and similar legislative and regulatory bodies in other countries in which we may pursue patent protection, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the Inflation Reduction Act, or IRA, passed by Congress authorizes the Secretary of the U.S. Department of Health and Human Services, or HHS, to negotiate prices directly with participating manufacturers for selected medicines reimbursed by Medicare Part B or Part D even if these medicines are protected by an existing patent. In addition, we may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

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

Given that the product candidates we are developing, either alone or with our collaborators, represent a new approach to the manufacturing and type of therapeutic biologics, the FDA and its foreign counterparts have not yet established definitive policies, practices or guidelines in relation to these product candidates. Moreover, the FDA may respond to any BLA that we may submit by defining requirements that we do not anticipate. Such responses could delay clinical development of our product candidates. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs and therapeutic biologics, and FDA standards, especially regarding product safety, appear to have become more stringent.

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

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval process described above, as well as additional risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. FDA approval does not ensure approval by regulatory authorities outside the United States and vice versa. From time to time during the development and regulatory approval process for our therapeutic candidates, we engage in discussions with the FDA and other regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. Sometimes different regulatory authorities provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or when we believe it is otherwise inappropriate. In addition, regulatory authorities may change their views on aspects of the clinical programs, including study designs, or the ability of the studies as designed to support approval of a product. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other regulatory authorities, the approval of our therapeutic candidates may be delayed and their value may be reduced. Any delay or failure to obtain U.S. or foreign regulatory approval for a product candidate could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Delays in obtaining regulatory approval of our manufacturing process may delay or disrupt our commercialization efforts. To date, no product using a cell-free manufacturing process in the United States has received marketing approval from the FDA.

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

In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes, materials for product manufacture, or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our existing or future collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, delay of approval or refusal by the FDA or similar foreign regulatory bodies to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions, injunction, civil penalties and criminal prosecution.

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

Disruptions at the FDA and other agencies may increase the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives under the current Administration and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit, or delay development and regulatory approval of our product candidates, which would adversely affect our business.

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

Moreover, FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face under the current administration (the “Administration”) as we proceed with research and development and potential future commercialization. Some of the Administration’s efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Pressures on and uncertainty surrounding the U.S. federal government’s budget and potential changes in budgetary priorities could adversely affect the funding for existing programs and grants and increase the costs to us of conducting clinical trials. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we or our collaborators become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, recent decisions from the U.S. Supreme Court have limited judicial deference to regulatory agencies, including the FDA. As a result of these decisions, existing agency regulations, policies, and long-standing decisions may become subject to legal challenges, which may impact the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, all of which could impact the timely review of any regulatory filings or applications we submit to the FDA.

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

Since the ACA was enacted, other legislative changes have been proposed and adopted in the United States federal and state levels to reduce healthcare expenditures, including the Budget Control Act, which, subject to certain temporary suspension periods, imposed 2% reductions in Medicare payments to providers per fiscal year starting April 1, 2013 and, due to subsequent legislative amendments to the statute, that will remain in effect through 2032, unless additional Congressional action is taken, and the Infrastructure Investment and Jobs Act, which added a requirement for manufacturers of certain single-source drugs (including biologics and biosimilars) separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose containers or single-use package drugs) to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation. Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this final rule was delayed by the IRA until January 1, 2032. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap has, in some instances, required pharmaceutical manufacturers to pay more in rebates than they have received on the sale of products.

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

Additionally, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can qualify for negotiations, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part D and Part B inflation rebates. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. Further, In July 2025, the OBBBA was signed into law. The OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declined to extend the enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces, which expired in 2025. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and our product candidates.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada, and the FDA authorized the first such plan in January 2024, which has been extended until May 2026. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA.

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

In the United States, in addition to HIPAA, various federal (for example, the Federal Trade Commission) and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security that may conflict or be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than existing federal, international, or other state laws, and such laws may differ from each other, all of which may impact our compliance efforts. For example, California enacted the California Consumer Privacy Act, or as amended, the CCPA which grants individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages. Following California’s lead, over a third of U.S. states have adopted comprehensive privacy and security laws and regulations, which govern the privacy, processing and protection of personal information, including certain specific requirements and laws with respect to health-related information. For example, Washington state has passed the My Health My Data Act, which is focused on the collection of consumer health data, has a broader scope than HIPAA and includes a private right of action. In addition, various comprehensive federal privacy bills have been proposed in Congress.

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

Federal, state, and foreign government requirements include obligations to notify regulators and/or individuals of security breaches or other similar reportable incidents experienced by us, or our vendors, contractors, or organizations with whom we had specific contractual obligations to protect our data. Further, the improper access to, use of, or disclosure of our data or a third party's personal information could subject us to individual or consumer class action litigation and governmental investigations and proceedings by federal, state, and local regulatory entities in the U.S. and by international regulatory entities. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with existing and new data protection rules and possible government oversight.

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

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. Further, we do not control the operations, priorities, or decision-making of third-party collaborators. As a result, we are dependent on others to execute commercial activities in accordance with our timelines and strategic objectives. If third-party collaborators experience delays, fail to meet their obligations, or prioritize other programs over our product candidates, our commercialization effects could be significantly delayed. We may have limited visibility into their commercialization timelines, resource allocation, and strategic decision-making, which could hinder our ability to accurately forecast product launches and revenue generation. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA licenses a full BLA for the competing product containing the other company’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when and how such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our product candidates.

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

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. As we treat more patients with our product candidates in our clinical trials, new less common side effects may also emerge or increased incidents of previously observed side effects may occur. There is a risk that the FDA or other regulatory authorities may not agree that sufficient mitigating procedures are included in our protocols to address such side effects, and the FDA or other regulatory authorities may impose a clinical hold as it evaluates risks associated with such side effects and/or as we work with the agency to agree upon and implement protocol amendments to appropriately manage such side effects.

We may also combine the use of our product candidates with other investigational or approved therapies that may cause separate adverse events or events related to the combination.

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

84

•
the product may become less competitive; and
•
our reputation may suffer.

Any of these occurrences could have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we decide to seek Fast Track Designation or Breakthrough Therapy Designation by the FDA for any product candidate, even if successful, it may not lead to a faster development or regulatory review or approval process.

As part of our business strategy, we may seek Fast Track Designation or Breakthrough Therapy Designation for our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. If a drug or biologic is intended, alone or in combination with one or more other product candidates or approved products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, the product sponsor may apply for FDA Breakthrough Therapy Designation. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA would decide to grant either, even if such a designation has been granted to similar products. Even if we do receive Fast Track Designation or Breakthrough Therapy Designation, or both, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation or Breakthrough Therapy Designation if it believes that the designation is no longer supported by data from our clinical development program, which may happen in connection with any product candidates if granted Fast Track Designation or Breakthrough Therapy Designation.

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

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening disease or condition that addresses an unmet medical need based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For drugs or biologics granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would do so on the basis that there is no available therapy for that disease or condition or that our product candidate otherwise addresses an unmet medical need. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biologic for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur without a showing that it addresses an unmet medical need. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials. Whether any trial is sufficient to receive FDA approval under the accelerated approval pathway will depend on the design and safety and efficacy results of such trial and will only be determined by the FDA upon review of the trial design and a submitted BLA.

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

Further, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. The FDA must also specify conditions of any required post-approval study, which may include milestones such as a target date of study completion. Sponsors must submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. The FDA can initiate an enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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
•
litigation against us or initiated by us, including any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
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
•
changes in general market and economic conditions, including fluctuating interest rates, tariffs and inflation; and
•
cybersecurity incidents.

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

Our restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, or the underwriters of any offering giving rise to such claims, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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
•
regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates and the drug approval process;
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

89

•
general economic uncertainty and capital markets disruptions, including fluctuations in interest rates, a new U.S. presidential administration, another government shutdown, inflation, changes in tariffs and trade restrictions, potential instability, which have been substantially impacted by regional geopolitical instability due to the impact of geopolitical tensions and the ongoing military conflicts around the world;
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

If we fail to maintain compliance with Nasdaq’s minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of The Nasdaq Global Market, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. On June 20, 2025, we received notice from the Listing Qualifications Staff of Nasdaq because the closing bid price of our common stock was below $1.00 for a period of more than 30 consecutive trading days.

On December 17, 2025, we regained compliance with Nasdaq Listing Rule 5450(a)(1) following our reverse stock split.

We cannot provide any guarantee that we will be able to maintain compliance with Nasdaq’s listing requirements in the future, and if we are unable to do so, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, fluctuating interest and inflation rates, geopolitical challenges arising from the imposition of tariffs and escalating trade tensions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Tariffs and other trade restrictions imposed by the United States on imports of foreign goods from many countries have sharply risen and continue to fluctuate. Supply chain disruptions and delays as a result of any new tariffs or other trade restrictions could negatively impact our cost of materials and production processes.

Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our product candidates. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments. Existing or future tariffs could have a material adverse effect on our business, results of operations, financial condition and prospects. Moreover, recent media reports have suggested potential increased tariffs on pharmaceutical products and ingredients, which may disrupt our supply chain and lead to greater uncertainty in the broader pharmaceutical industry.

Further, the capital and credit markets may be adversely affected by rising regional geopolitical tensions, and global sanctions imposed in response thereto. Our business and operations may be impacted by the current political instability and military hostilities in multiple geographies. Moreover, a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of The Nasdaq Global Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. The cost of compliance with Section 404 of the Sarbanes-Oxley Act has required us to incur substantial accounting expense, expend significant management time on compliance-related issues, and implement additional corporate governance practices to comply with reporting requirements. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. In order to maintain compliance with these requirements, we may need to hire more employees in the future or engage outside consultants, or may have difficulty attracting and retaining sufficient employees, which would increase our costs and expenses.

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

The market price of our common stock has been volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us, even if the litigation is without merit, could result in substantial costs and divert our management’s time and attention from other business concerns, which could seriously harm our business.

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

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

1.
Governance: Our board’s oversight of cybersecurity risk management is supported by our Audit Committee of our board (the “Audit Committee”), which regularly interacts with our executive leadership, including our Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and General Counsel and other key officers.
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
5.
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We have implemented communication channels with our key third-party vendors to communicate regarding potential cybersecurity risks and incidents and generally seek to include appropriate security clauses in our contracts with our vendors, including notification requirements.
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

Our Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and General Counsel and other key officers and our Information Security team work collaboratively across the Company to implement and monitor our Information Security Program, which is designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Our Information Security team is deployed to address cybersecurity threats and to respond to cybersecurity incidents, including those stemming from any violation of our cybersecurity policies. Further, our Information Security Team monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.

Our Information Security team collectively has a combined experience of over 50 years managing and supporting information technology in the biotech industry and oversees our cybersecurity program. They have experience developing and leading cybersecurity programs, including evaluating and implementing tools and technologies that enable defense and response capabilities, and developing critical cybersecurity procedures and training and awareness programs. Our cybersecurity consultant has served in various roles in information technology and information security for approximately 25 years. We also consult with two different service providers who specialize in corporate cybersecurity.

Item 2. Properties

Our principal executive office is located in South San Francisco, California, where we lease approximately 115,466 square feet for our corporate headquarters and to conduct, or expand, research and development activities. The lease expires in December 2027.

We also have a manufacturing facility and manufacturing-support facility in San Carlos, California, where we lease a total of approximately 29,600 square feet of space in two buildings. In June 2021, we extended the lease of the manufacturing facility and manufacturing-support facility for a period of five years. The lease on such facilities will expire in July 2026 and June 2026, respectively, and both lease terms include the option to renew the lease for an additional five years. We wound down our manufacturing activities in our San Carlos facility in 2025 and do not intend to renew these leases.

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

Holders of Record

As of March 16, 2026, there were approximately 64 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical stage oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs, enabled by our proprietary integrated cell-free protein synthesis platform, XpressCF®, and our site-specific conjugation platform, XpressCF+®. We aim to design and develop therapeutics using the most relevant and potent modalities, including ADCs, bispecific ADCs, immunostimulatory ADCs, or iADCs, and dual-payload ADCs, or dpADCs. Our molecules are directed primarily against clinically validated targets where the current standard of care is suboptimal. We believe that our platform allows us to accelerate the discovery and development of potential first-in-class and/or best-in-class molecules by enabling the rapid and systematic evaluation of protein structure-activity relationships to create optimized homogeneous product candidates. Our mission is to transform the lives of patients by creating medicines with improved therapeutic profiles for areas of unmet need.

Our highest priority wholly-owned product candidate is STRO-004, a single homogeneous ADC directed against tissue factor, or TF, which we are developing for the treatment of solid tumors. We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. In preclinical studies, STRO-004 has demonstrated potent antitumor activity and the potential for a differentiated safety profile. We filed an IND and received IND clearance for STRO-004 in October 2025, and initiated a Phase 1 trial in November 2025.

The Phase 1 open-label, multicenter trial of STRO-004 is designed to evaluate the safety, pharmacokinetics, and preliminary anti-tumor activity of STRO-004 in patients with advanced TF-expressing solid tumors, including non-small cell lung cancer, head and neck squamous cell carcinoma, cervical cancer, colorectal cancer, pancreatic ductal adenocarcinoma, endometrial cancer, and bladder cancer. The dose-escalation phase includes multiple cohorts with ascending dose levels, supported by strong tolerability in non-human primates at up to 50 mg/kg. Dosing of patients in the dose level 2 cohort was completed and dosing of patients in the dose level 3 cohort was initiated in February 2026. We expect to report initial preliminary data, including safety and pharmacokinetic data, from this trial in mid-2026.

Our preclinical assets include STRO-0227 and STRO-006. STRO-006 is an ADC targeting Integrinß6, or ITGß6. We believe STRO-006 has the potential to be a best-in-class ADC targeting ITGß6 based on preclinical studies that have demonstrated potent antitumor activity and the potential for a differentiated safety profile. IND-enabling activities are underway for STRO-006 that could potentially support an IND filing in connection with this program in 2026.

STRO-227 is our first wholly-owned dual-payload ADC, a dual-payload ADC targeting Protein Tyrosine Kinase 7, or PTK7. This approach incorporates two distinct cytotoxic payloads, one that is designed to inhibit tubulin and another that is designed to inhibit topoisomerase. We have initiated certain chemistry, manufacturing and controls, or CMC, related activities for the PTK7-targeting dual-payload ADC and anticipate filing an IND in connection with this program in late 2026 or early 2027.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multitarget, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology and we may enter into additional such collaborations in the future. We have an ongoing multitarget iADC collaboration with Astellas Pharma Inc. for the development iADC targets (the “Astellas Agreement”). Clinical trials for the first iADC licensed pursuant to the Astellas Agreement were initiated in the first quarter of 2026. In addition, we may partner or out-license our wholly-owned preclinical or clinical development programs depending on resource and capital availability.

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

In March 2025, our Board of Directors approved a strategic portfolio review, or the March 2025 Restructuring Plan, with an associated planned reduction in our workforce, as a result of its review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. In connection with this March 2025 Restructuring Plan, we deprioritized further investment in our late stage clinical development product candidate, luveltamab tazevibulin, which development has been terminated, and refocused our activities on our clinical and preclinical pipeline, including STRO-004, STRO-227, and STRO-006. In addition, in 2025, we made the strategic decision to cease operations at our San Carlos manufacturing facility and rely on an external manufacturing strategy, in which all elements of our product candidates and platform reagents are manufactured by qualified third-party CMOs. We have identified a contract manufacturing organization, or CMO, to serve as our strategic partner for the production of cell-free extract and have initiated and completed technology transfer to this CMO. Similarly, we have identified a CMO to produce custom reagents used in our cell-free production and have initiated and completed this technology transfer as well. Given the success of these technology transfers, we wound down our manufacturing activities in our San Carlos facility and expect to exit the facility completely in 2026 upon expiration of our leases.

In September 2025, we announced a further reduction in our workforce of approximately one third of our remaining employees, or the September 2025 Restructuring Plan, and, together with the March 2025 Restructuring Plan, the Restructuring Plans, which was intended to further reduce operating costs, streamline operations, and extend our cash runway.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $158.4 million and a net loss of $191.1 million for the year ended December 31, 2025. We had a loss from operations of $238.5 million and a net loss of $227.5 million, which net loss included the non-operating, realized gain of $32.1 million related to the sale of our holdings of Vaxcyte common stock, for the year ended December 31, 2024. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of December 31, 2025, we had an accumulated deficit of $978.0 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect a reduction in operating expenses as we strategically reprioritize our resources. However, we anticipate our operating expenses would increase as we advance our product candidates through clinical development, seek regulatory approvals for our product candidates, engage in other research and development activities, expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. In light of our current resources and the cost of development, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development and general and administrative activities, and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2023 is included in Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025.

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Astellas, Vaxcyte, Ipsen, and other collaborators, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators.

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

	Year ended December 31,
	2025	2024
	(in thousands)
Internal costs:
Research and drug discovery	$38,083	$40,887
Process and product development	19,687	24,440
Manufacturing	34,227	47,864
Clinical development	7,013	15,842
Total internal costs	99,010	129,033
External Program Costs:
Research and drug discovery	7,365	3,879
Process and product development	1,984	1,936
Manufacturing	49,520	76,718
Clinical development	8,538	40,477
Total external program costs	67,407	123,010
Total research and development expenses	$166,417	$252,043

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

Restructuring and Related Costs

In March 2025, we announced the March 2025 Restructuring Plan resulting in the prioritization of our three wholly-owned preclinical programs in our next-generation ADC pipeline. We also announced that we are deprioritizing additional investment into development of luvelta across all indications and are reducing headcount by nearly 50 percent. In September 2025, we announced a further reduction in our workforce of approximately one third of our remaining employees. In connection with these events, we reported the following restructuring costs in "Restructuring and Related Costs" in our interim condensed Statements of Operations for the year ended December 31, 2025:

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

Income Taxes

We recorded an income tax benefit of $0.1 million during the year ended December 31, 2025, primarily attributable to adjustments resulting from the overpayment of prior-year state income taxes.

We recorded an income tax charge of $2.4 million during the year ended December 31, 2024. The income tax charge was primarily due to prior period tax provision to return adjustment.

All other income tax charges and benefits for the years ended December 31, 2025 and 2024 have been immaterial, primarily due to the net loss in each year.

Our deferred assets continue to be subject to full valuation allowance for the tax years ended December 31, 2025 and 2024. A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, future tax rates, projected future taxable income, tax-planning strategies, and results of recent operations.

Comparison of the Years Ended December 31, 2025 and 2024

	Year ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Revenue	$102,484	$62,043	$40,441	65%
Operating expenses:
Research and development	166,417	252,043	(85,626)	(34)%
General and administrative	41,019	48,453	(7,434)	(15)%
Restructuring and related costs	53,415	—	53,415	*
Total operating expenses	260,851	300,496	(39,645)	(13)%
Loss from operations	(158,367)	(238,453)	80,086	(34)%
Interest income	9,251	18,643	(9,392)	(50)%
Non-cash interest expense related to the sale of future royalties	(38,208)	(31,070)	(7,138)	23%
Interest and other income (expense), net	(3,855)	25,782	(29,637)	(115)%
Loss before provision for income taxes	(191,179)	(225,098)	33,919	(15)%
Provision for income taxes	(93)	2,363	(2,456)	(104)%
Net loss	$(191,086)	$(227,461)	$36,375	(16)%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$45,423	$52,868	$(7,445)	(14)%
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	104	6,021	(5,917)	(98)%
Vaxcyte, Inc. ("Vaxcyte")	600	2,576	(1,976)	(77)%
Ipsen Pharma SAS (“Ipsen”)	56,357	559	55,798	*
Merck Sharp & Dohme Corporation (“Merck”)	—	19	(19)	(100)%
Total revenue	$102,484	$62,043	$40,441	65%

*Percentage not meaningful

Total revenue increased by $40.4 million, or 65%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was primarily due to a $55.8 million increase from Ipsen, which included the derecognition of $53.2 million in deferred revenue resulting from Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us, and a $2.6 million increase in manufacturing activities supporting clinical trial supply. These increases were partially offset by an $7.4 million decrease from Astellas, of which $8.0 million related to ongoing performance on partially unsatisfied performance obligations, which includes a cumulative catch-up adjustment in the second quarter of 2024 of $17.8 million from Astellas’ decision not to nominate a third target program under the Astellas Agreement, offset by a $5.7 million cumulative catch-up adjustment in the first quarter of 2025 due to a change in transaction price reflecting a $7.5 million contingent payment earned for the initiation by Astellas of the first IND-enabling toxicology study for the first target program under the Astellas Agreement, and a $6.6 million cumulative catch-up adjustment in the fourth quarter of 2025 due to a change in transaction price reflecting a $7.5 million contingent payment earned for the initiation by Astellas of the first IND-enabling toxicology study for the second target program under the Astellas Agreement. An additional $2.9 million decrease was from the financing component under the Astellas Agreement, partially offset by a $3.4 million increase in research and development services and materials supply. Revenue also decreased by $5.9 million from Tasly related to a $5.0 million contingent payment received in 2024 and a $0.9 million decrease in materials supply, and $2.0 million from Vaxcyte related to research and development services and materials supply.

Research and Development Expense

Research and development expense decreased by $85.6 million, or 34%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The overall decrease was due primarily to decreases of $27.1 million in outside services, $28.5 million in preclinical research and clinical development expenses, $19.3 million in personnel-related expenses, $5.6 million in laboratory supplies, $4.9 million in allocated facilities and IT-related expenses, and $0.3 million in travel-related expenses. Following the implementation of the Restructuring Plans, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our financial statements.

General and Administrative Expense

General and administrative expense decreased by $7.4 million, or 15%, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The overall decrease was due primarily to decreases of $5.9 million in personnel-related expenses, $2.3 million in outside services, $0.5 million in equipment and office-related expenses, and $0.4 million in travel-related expenses, partially offset by an increase of $1.6 million in allocated facilities and IT-related expenses. Some general and administrative expenses previously recorded under this category are now reported under "Restructuring and related costs" in our financial statements following the implementation of our Restructuring Plans.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs from the Restructuring Plans, as further described and disclosed in Note 11 to our condensed financial statements:

Year Ended
December 31, 2025
(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$26,149
Severance and benefits expense	15,757
Contract termination and other restructuring costs	9,815
Impairment / write-down of long-lived assets and other related costs	1,694
Total	$53,415

We will continue to recognize expenses in future periods for the deprioritization of the luvelta program and related costs, of which we recognized a significant portion in 2025. The ultimate amount of expense will be affected by the timing to complete our cost commitments to our third-party CROs and CMOs and the full wind-down of the clinical trials. We will revise our estimates for the costs to deprioritize these studies for the luvelta program and the amount of severance and benefits paid to employees as new information becomes available to us in future periods.

Interest Income

Interest income decreased by $9.4 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024, due primarily to lower average investment balances and lower average rates of return in 2025.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $7.1 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $29.6 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, due primarily to a $32.1 million gain on the sale of Vaxcyte common stock recognized during the year ended December 31, 2024 and a $0.5 million decrease from foreign exchange fluctuations, partially offset by a $3.0 million decrease from the financing component related to the Astellas Agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, sale of shares of Vaxcyte common stock, and a royalty monetization. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $141.4 million, and an accumulated deficit of $978.0 million.

Contingent payment from Astellas

In the first quarter of 2025, we earned a $7.5 million contingent payment from Astellas for their initiation of an IND-enabling toxicology study for the first program under our collaboration with Astellas. In the fourth quarter of 2025, we earned a $7.5 million contingent payment from Astellas for their initiation of an IND-enabling toxicology study for the second program under our collaboration with Astellas.

Vaxcyte Equity Ownership

During the year ended December 31, 2024, we sold the remaining 667,780 shares of Vaxcyte common stock for net proceeds of $74.0 million. As of December 31, 2025 and 2024, we do not hold any shares of Vaxcyte common stock.

Vaxcyte Agreement

In May 2024, Vaxcyte paid us $25.0 million as the second of two installment payments for the Option exercise price under the Vaxcyte Agreement.

Underwritten Offering

In April 2024, we closed an underwritten offering with BofA Securities, Inc., pursuant to which we issued and sold 1,447,876 shares of our common stock at an offering price of $51.80 per share. The gross proceeds from these sales were approximately $75.0 million, before deducting fees and offering expenses.

On February 9, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell 7,868,383 shares of its common stock (the “Shares”) to the Underwriters (the “February 2026 Offering”). The Shares were sold at an offering price of $13.98 per share. The gross proceeds from the February 2026 Offering were approximately $110.0 million, before deducting underwriting discounts and commissions and estimated February 2026 Offering expenses.

Ipsen Agreements

In March 2024, we and Ipsen Pharma SAS (“Ipsen”) entered into an Exclusive License Agreement (the “Ipsen License Agreement”) pursuant to which we licensed to Ipsen, on an exclusive basis, the right to research, develop, manufacture and commercialize STRO-003.

In consideration for the rights and licenses granted by us to Ipsen in the Ipsen License Agreement, (i) Ipsen paid us an upfront license fee in the amount of $50.0 million in April 2024 and (ii) Ipsen Biopharmaceuticals, Inc. (USA) (“Ipsen USA”) purchased 482,738 shares of our common stock for $25.0 million, at a price of approximately $51.79 per share, in accordance with the terms set forth in a certain investment agreement by and between us and the Ipsen USA dated March 29, 2024 (the “Ipsen Investment Agreement”, and, together with the Ipsen License Agreement, the “Ipsen Agreements”).

In June 2025, Ipsen informed us of its strategic decision not to advance the STRO-003 program under its partnership with us, following the review of new data and developments in the ROR1 landscape. STRO-003 continues to be recognized as a well-engineered ADC candidate.

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

In September 2020, we entered into a sublease agreement, (the "Sublease with Five Prime Therapeutics, Inc."), or (the "Sublessor"), for approximately 115,466 square feet, in a building located in South San Francisco, California, or (the "Premises"). We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the "Landlord"). We commenced using the remaining 29,711 square feet of the Premises, (the "Expansion Premises"), on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of December 31, 2025 and 2024.

Funding Requirements

Based upon our current operating plan, we believe that our existing capital resources as well as the proceeds from the February 2026 Offering will enable us to fund our operating expenses and capital expenditure requirements through at least the next twelve months after the date of this filing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates into and through clinical development, to develop, acquire or in-license other potential product candidates, pay our obligations and to fund operations for the foreseeable future.

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

In March 2025, we approved a restructuring plan with an associated reduction in workforce as a result of a review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. We intend to decommission or otherwise exit our manufacturing facility in San Carlos by the mid-2026 and rely on an external manufacturing strategy where all elements of our product candidates and platform reagents are manufactured by qualified third-party CMOs.

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(177,231)	$(191,540)
Cash provided by (used in) investing activities	45,013	218,508
Cash provided by financing activities	44	94,054
Net increase in cash, cash equivalents and restricted cash	$(132,174)	$121,022

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2025 was $177.2 million. Our net loss of $191.1 million included $38.2 million for non-cash interest expense on our deferred royalty obligation, $14.0 million for stock-based compensation, $7.3 million for depreciation and amortization, $5.9 million for non-cash lease expense, $3.4 million for the accretion of discount on marketable securities, and $1.7 million for impairment charges. Cash used in operating activities also reflected a net change in operating assets and liabilities of $50.4 million, due to a decrease of $69.7 million in deferred revenue primarily due to the derecognition of $53.2 million in deferred revenue resulting from Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us, and revenue recognized under the Astellas Agreement, a decrease of $7.5 million in operating lease liability, and a decrease of $2.5 million in accounts payable due to timing of payments, which were partially offset a decrease of $19.4 million in prepaid expenses and other assets primarily due to decrease in CRO- and CMO-related activities as a result of the deprioritization of STRO-002, a decrease of $4.6 million in accounts receivable primarily due to the termination of the Ipsen Agreement and the completion of technology transfer, an increase of $3.6 million in accrued expenses and other liabilities due primarily to increases in CRO and CMO restructuring costs as a result of the deprioritization of luvelta.

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

Cash Flows from Investing Activities

Cash provided by investing activities of $45.0 million for the year ended December 31, 2025 was primarily related to maturities and sales of marketable securities of $311.7 million, partially offset by purchases of marketable securities of $265.0 million, and purchases of property and equipment of $1.7 million, principally for laboratory equipment.

Cash provided by investing activities of $218.5 million for the year ended December 31, 2024 was primarily related to maturities and sales of marketable securities of $609.1 million, and net proceeds from the sale of Vaxcyte common stock of $74.0 million, partially offset by purchases of marketable securities of $461.5 million, and purchases of property and equipment of $3.1 million, principally for laboratory equipment

Cash Flows from Financing Activities

Cash provided by financing activities of $44 thousand for the year ended December 31, 2025 was primarily related to $0.4 million of net proceeds received from participants in our employee equity plans, partially offset by a $0.3 million tax payment related to the net shares settlement of vested restricted stock units.

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

Income Taxes

As of December 31, 2025, we had federal net operating loss, or NOL, carryforwards of $376.3 million and federal general business credits from research and development expenses totaling $35.9 million, as well as state NOL carryforwards of $108.2 million and state research and development credits of $33.6 million. If not utilized, the federal NOL carryforwards will expire at various dates beginning in 2027, and the federal credits will expire at various dates beginning in 2032. The state NOL carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Tax Reform Act of 1986, or the Tax Reform Act, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization. We have performed Section 382 study through December 31, 2024, and concluded that we experienced an ownership change on November 20, 2019, and December 31, 2022. This change does not limit our ability to use our existing NOLs within the carryforward period provided by the Internal Revenue Code, subject to availability of taxable income. We may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. If there is a subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

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

We had cash, cash equivalents and marketable securities of $141.4 million and $316.9 million as of December 31, 2025 and 2024, respectively, which consisted of money market funds, commercial paper,

corporate debt securities, asset-backed securities, U.S. government securities, and U.S. agency securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

SUTRO BIOPHARMA, INC.

ANNUAL REPORT ON FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sutro Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sutro Biopharma, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 9 to the financial statements, on June 21, 2023, the Company closed a purchase and sale agreement (the “Agreement”) with Blackstone Life Sciences (“Blackstone”), pursuant to which the Company sold to Blackstone its 4% royalty interest in potential net sales of Vaxcyte Inc.’s products and received an upfront payment of $140 million. The Company concluded the Agreement represented a sale of future royalties and accounted for the transaction under Accounting Standards Codification (ASC) 470 as debt. The Company estimated future royalty payments and expected interest expense using the effective interest rate method over the life of the agreement. The carrying value of the liability related to the sale of future royalties at December 31, 2025 was $220 million and the interest expense for the year ended December 31, 2025 was $38 million.

Auditing this matter was challenging because it involved evaluating management’s judgments and estimates related to future sales subject to royalties, which are inherently uncertain and directly affect the ending deferred royalty obligation balance and the interest expense recognized for the period, thereby requiring extensive audit effort to address these considerations.
How We Addressed the Matter in Our Audit

We obtained an understanding of the controls over the review of management’s estimates related to the sale of future royalties and its calculation.

To test the carrying value of the liability related to the sale of future royalties and the related interest expense recognized, our audit procedures included, among others, assessing the consistency of the methodology applied since inception of the agreement, evaluating the reasonableness of management’s assumptions used to estimate future sales subject to royalties, and testing the completeness and accuracy of the underlying data used by the Company. Specifically, we evaluated the Company’s estimate of future sales, by comparing the estimates to available peer data and market research. We also recalculated the current year interest expense using the effective interest method based on the Company’s estimate of future royalties payments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

San Mateo, California

March 23, 2026

SUTRO BIOPHARMA, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$58,130	$190,304
Marketable securities	83,298	126,591
Accounts receivable	3,977	8,616
Prepaid expenses and other current assets	5,521	17,799
Total current assets	150,926	343,310
Property and equipment, net	10,648	18,190
Operating lease right-of-use assets	10,903	17,677
Other non-current assets	495	7,172
Restricted cash	858	858
Total assets	$173,830	$387,207
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,565	$10,475
Accrued compensation	14,642	12,905
Deferred revenue-current	10,562	69,783
Operating lease liability-current	7,783	7,480
Accrued expenses and other current liabilities	34,581	31,250
Total current liabilities	75,133	131,893
Deferred revenue, non-current	2,028	12,536
Operating lease liability-non-current	7,891	15,674
Deferred royalty obligation related to the sale of future royalties	219,536	180,809
Other non-current liabilities	1,694	1,694
Total liabilities	306,282	342,606
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 8,584,309 and 8,306,398 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	9	8
Additional paid-in-capital	845,475	831,423
Accumulated other comprehensive income	19	39
Accumulated deficit	(977,955)	(786,869)
Total stockholders’ equity (deficit)	(132,452)	44,601
Total Liabilities and Stockholders’ Equity (Deficit)	$173,830	$387,207

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$102,484	$62,043
Operating expenses
Research and development	166,417	252,043
General and administrative	41,019	48,453
Restructuring and related costs	53,415	—
Total operating expenses	260,851	300,496
Loss from operations	(158,367)	(238,453)
Interest income	9,251	18,643
Non-cash interest expense related to the sale of future royalties	(38,208)	(31,070)
Interest and other income (expense), net	(3,855)	25,782
Loss before provision for income taxes	(191,179)	(225,098)
Provision for income taxes	(93)	2,363
Net loss	$(191,086)	$(227,461)
Net loss per share, basic and diluted	$(22.49)	$(29.40)
Weighted-average shares used in computing basic and diluted net loss per share	8,497,798	7,736,734

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(191,086)	$(227,461)
Other comprehensive income (loss):
Net unrealized income (loss) on available-for-sale securities	(20)	18
Comprehensive loss	$(191,106)	$(227,443)

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2023	6,154,890	$6	$709,030	$21	$(559,408)	$149,649
Exercise of common stock options	6,373	—	271	—	—	271
Issuance of common stock under Employee Stock Purchase Plan	56,517	—	1,848	—	—	1,848
Vesting of restricted stock units	169,453	—	—	—	—	—
Stock transaction associated with taxes withheld on restricted stock units	(11,449)	—	(509)	—	—	(509)
Stock-based compensation expense	—	—	24,687	—	—	24,687
Issuance of common stock in connection with the underwritten offering, net of issuance costs of $3,474	1,447,876	1	71,526	—	—	71,527
Issuance of common stock to Ipsen Biopharmaceuticals, Inc. (USA) under the Ipsen Investment Agreement	482,738	1	24,570	—	—	24,571
Net unrealized income on available-for-sale securities	—	—	—	18	—	18
Net Loss	—	—	—	—	(227,461)	(227,461)
Balances at December 31, 2024	8,306,398	$8	$831,423	$39	$(786,869)	$44,601
Exercise of common stock options	826	—	4	—	—	4
Issuance of common stock under Employee Stock Purchase Plan	52,277	—	372	—	—	372
Vesting of restricted stock units	252,107	1	—	—	—	1
Stock transaction associated with taxes withheld on restricted stock units	(27,299)	—	(332)	—	—	(332)
Stock-based compensation expense	—	—	14,008	—	—	14,008
Net unrealized income on available-for-sale securities	—	—	—	(20)	—	(20)
Net Loss	—	—	—	—	(191,086)	(191,086)
Balances at December 31, 2025	8,584,309	$9	$845,475	$19	$(977,955)	$(132,452)

See accompanying notes to financial statements.

SUTRO BIOPHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(191,086)	$(227,461)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,324	7,218
Accretion of discount on marketable securities	(3,435)	(9,719)
Stock-based compensation	14,008	24,687
Non-cash lease expenses	5,884	5,138
Impairment charges	1,694	—
Realized gain on sale of equity securities	—	(32,139)
Unrealized gain on equity securities	—	—
Non-cash interest expense on deferred royalty obligation	38,208	31,070
Other	571	766
Changes in operating assets and liabilities:
Accounts receivable	4,639	27,462
Prepaid expenses and other assets	19,350	(11,558)
Accounts payable	(2,468)	706
Accrued compensation	1,737	(1,781)
Accrued expenses and other liabilities	3,552	(7,354)
Deferred revenue	(69,729)	7,845
Change in operating lease liability	(7,480)	(6,420)
Net cash used in operating activities	(177,231)	(191,540)
Investing activities
Purchases of marketable securities	(264,950)	(461,521)
Maturities of marketable securities	253,766	538,925
Sales of marketable securities	57,892	70,155
Proceeds from sale of equity securities, net	—	74,047
Purchases of equipment and leasehold improvements	(1,695)	(3,098)
Net cash provided by (used in) investing activities	45,013	218,508
Financing activities
Proceeds from sales of common stock, net of issuance costs	—	71,527
Proceeds from sales of common stock to Ipsen Biopharmaceuticals, Inc. (USA)	—	25,000
Payments of debt	—	(4,083)
Proceeds from exercise of common stock options	4	271
Taxes paid related to net share settlement of restricted stock units	(332)	(509)
Proceeds from employee stock purchase plan	372	1,848
Net cash provided by financing activities	44	94,054
Net increase in cash, cash equivalents and restricted cash	(132,174)	121,022
Cash, cash equivalents and restricted cash at beginning of year	191,162	70,140
Cash, cash equivalents and restricted cash at end of year	$58,988	$191,162
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$310
Income tax paid	$(75)	$17,520
Supplemental Disclosures of Non-cash Investing and Financing Information
Purchase of property and equipment included in accounts payable	$11	$673
Financing component associated with program fees	$3,413	$6,289
Premium on common stock issued to Ipsen Biopharma, Inc. (USA)	$—	$429

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

Underwritten Offerings

In April 2024, the Company closed an underwritten offering with BofA Securities, Inc., pursuant to which the Company issued and sold 1,447,876 shares of its common stock at an offering price of $51.79 per share. The gross proceeds from these sales were approximately $75.0 million, before deducting fees and offering expenses.

On February 9, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell 7,868,383 shares of its common stock (the “Shares”) to the Underwriters (the “February 2026 Offering”). The Shares were sold at an offering price of $13.98 per share. The gross proceeds from the February 2026 Offering were approximately $110.0 million, before deducting underwriting discounts and commissions and estimated February 2026 Offering expenses.

Restructuring Plans

On March 13, 2025, the Company announced the completion of a strategic portfolio review (the "March 2025 Restructuring Plan") resulting in the prioritization of the Company's three wholly-owned preclinical programs in the Company's next-generation ADC pipeline, beginning with the Company's potentially best-in-class exatecan ADC targeting Tissue Factor, STRO-004. As a result of the reprioritization, the Company deprioritized additional investment into the development of luveltamab tazevibulin, or STRO-002, and luvelta-related activities, principally across clinical and manufacturing functions. The Company will continue to explore outlicensing opportunities for luvelta. In addition, given the Company’s significant progress in fully externalizing its cell-free manufacturing to scale, the Company exited its internal GMP manufacturing facility at the end of 2025.

On September 29, 2025, the Company announced further organizational restructuring to prioritize the advancement of its three preclinical ADC programs and its research and development collaborations (the "September 2025 Restructuring Plan", and, together with the March 2025 Restructuring Plan, the “Restructuring Plans”).

Taken together, the March 2025 Restructuring Plan and the September 2025 Restructuring Plan resulted in a reduction in the Company’s workforce by approximately two-thirds. See Note 11 for additional information on the effect of the Restructuring Plans on the financial statements.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of December 31, 2025, there was an accumulated deficit of $978.0 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of December 31, 2025, the Company had unrestricted cash, cash equivalents and marketable securities of $141.4 million which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, and marketable securities as of December 31, 2025, together with the proceeds from the February 2026 Offering, will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these financial statements.

Reverse Stock Split

On December 2, 2025, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to implement a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. The Reverse Stock Split was reflected on the Nasdaq Global Market beginning with the opening of trading on December 3, 2025 and did not alter the par value of the Common Stock, change the number of authorized shares, or modify any voting rights or other terms of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and stockholders who were affected by a fractional share were rounded up to the nearest full share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options to purchase shares of Common Stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive and inducement plans, and employee stock purchase plan. All share amounts and per share amounts disclosed in this Annual Report on Form 10-K have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.

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

Costs incurred to terminate contracts are recognized upon their termination, e.g., when notice of termination is provided to the counterparty. Other exit-related costs are recognized as incurred. See Note 11 for additional information.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted the new standard effective beginning fiscal year 2025. The Company prospectively presented the effects of the adoption of ASU 2023-09 in Note 14. Income Taxes.

Recent Accounting Pronouncements Not Yet Adopted

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

Under certain agreements, the Company has pledged cash and cash equivalents as collateral. As of both December 31, 2025 and 2024, restricted cash related to such agreements was $0.9 million.

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Balance Sheets to the amount reported within the accompanying Statements of Cash Flows was as follows:

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$58,130	$190,304
Restricted cash	858	858
Total cash, cash equivalents and restricted cash shown in the Statements of Cash Flows	$58,988	$191,162

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

The Company recognized impairment charges and related costs of $1.6 million during the year ended December 31, 2025. See Note 11 for details. The Company did not recognize any impairment charges during the year ended December 31, 2024. As of December 31, 2025 and 2024, management believes that no revision to the remaining useful lives or write down of the remaining long-lived assets is required.

Asset Held for Sale

The Company considers equipment to be assets held for sale when all of the following criteria are met:

•
management commits to a plan to sell an equipment;
•
it is unlikely that the disposal plan will be significantly modified or discontinued;
•
the equipment is available for immediate sale in its present condition;
•
actions required to complete the sale of the equipment have been initiated;
•
sale of the equipment is probable and the Company expects the completed sale will occur within one year; and
•
the equipment is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation as an asset held for sale, the Company records the carrying amount of each equipment at the lower of its carrying amount or its estimated fair value, less estimated costs to sell, and ceases depreciation.

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

Foreign Currency Translation

The Company’s financial statements are presented in U.S. dollars. The Company's functional currency is USD. Income and expenses have been translated into U.S. dollars at average monthly exchange rates for the period. Assets and liabilities have been translated using exchange rates on the balance sheet dates.

Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying statements of operations within research and development expenses, and interest and other (income) expense, net. For the year ended December 31, 2025, the Company recorded a net foreign currency transaction loss of $1.1 million. For the year ended December 31, 2024, the Company recorded an immaterial net foreign currency transaction loss.

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte approximates its fair value as of December 31, 2025, and is based on the Company's current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 9. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$51,333	$51,333	$—	$—
Commercial paper	29,139	—	29,139	—
Corporate debt securities	16,952	—	16,952	—
Asset-backed securities	7,280	—	7,280	—
U.S. government securities	29,927	29,927	—	—
Total	$134,631	$81,260	$53,371	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$68,474	$68,474	$—	$—
Commercial paper	50,932	—	50,932	—
Corporate debt securities	94,257	—	94,257	—
Asset-backed securities	40,522	—	40,522	—
U.S. government securities	49,644	49,644	—	—
U.S. agency securities	9,582	—	9,582	—
Total	$313,411	$118,118	$195,293	$—

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of December 31, 2025 and 2024, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 9 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

Investments in Equity Securities

During the year ended December 31, 2024, the Company sold 667,780 shares of Vaxcyte common stock at their fair market value of approximately $74.0 million, net of transaction cost and recognized a gain of $32.1 million which is recorded under interest and other income (expense), net, in the Statements of Operations. As of December 31, 2025 and 2024, the Company did not hold any shares of Vaxcyte common stock.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$51,333	$—	$—	$51,333
Commercial paper	29,134	5	—	29,139
Corporate debt securities	16,950	2	—	16,952
Asset-based securities	7,281	—	(1)	7,280
U.S. government securities	29,914	13	—	29,927
Total	134,612	20	(1)	134,631
Less: amounts classified as cash equivalents	(51,333)	—	—	(51,333)
Total marketable securities	$83,279	$20	$(1)	$83,298

	December 31, 2024
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$68,474	$—	$—	$68,474
Commercial paper	50,933	3	(4)	50,932
Corporate debt securities	94,248	13	(4)	94,257
Asset-based securities	40,521	2	(1)	40,522
U.S. government securities	49,619	25	—	49,644
U.S. agency securities	9,577	5	—	9,582
Total	313,372	48	(9)	313,411
Less: amounts classified as cash equivalents	(186,818)	(9)	7	(186,820)
Total marketable securities	$126,554	$39	$(2)	$126,591

No marketable securities had maturities of more than one year as of December 31, 2025 and 2024.

During the years ended December 31, 2025 and 2024, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after December 31, 2025, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of December 31, 2025. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and current marketable securities as of December 31, 2025 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the year then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company has not experienced credit losses from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of December 31, 2025 and 2024.

In accordance with the collaboration, license, and supply agreements, the Company recognized revenue as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$45,423	$52,868
Tasly Biopharmaceuticals Co., Ltd. (“Tasly”)	104	6,021
Vaxcyte, Inc. ("Vaxcyte")	600	2,576
Ipsen Pharma SAS (“Ipsen”)	56,357	559
Merck Sharp & Dohme Corporation (“Merck”)	—	19
Total revenue	$102,484	$62,043

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the year ended December 31, 2025:

Year ended
December 31, 2025
(in thousands)
Deferred revenue—December 31, 2024	$82,319
Additions to deferred revenue	16,019
Recognition of revenue in current period	(85,748)
Deferred revenue—December 31, 2025	$12,590

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from our agreements which remain partially unsatisfied. The Company expects to recognize approximately $10.6 million of the deferred revenue over the next twelve months.

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

Additionally, under ASC 606, the Company determined a financing component associated with the $90.0 million upfront payment and has calculated $25.6 million as of December 31, 2025 on the unearned revenue portion beyond one year from the effective date of the agreement, which amount is being recognized as interest expense and revenue over the estimated service period for the target programs.

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

In March 2025, the Company earned a $7.5 million contingent payment for the initiation by Astellas of the first IND-enabling toxicology study for the first target program under the Astellas Agreement. The $7.5 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $90.0 million to $97.5 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the June 2024 re-allocation under the Astellas Agreement. After re-allocation of the updated transaction price, the Company updated the cost-based input measure of progress for the remaining performance obligations and recorded a cumulative catch-up adjustment to revenue of $5.7 million relating to the ongoing unsatisfied performance obligations.

In December 2025, the Company earned a $7.5 million contingent payment for the initiation by Astellas of the first IND-enabling toxicology study for the second target program under the Astellas Agreement. The $7.5 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $97.5 million to $105 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the June 2024 re-allocation under the Astellas Agreement. After re-allocation of the updated transaction price, the Company updated the cost-based input measure of progress for the remaining performance obligations and recorded a cumulative catch-up adjustment to revenue of $6.6 million relating to the ongoing unsatisfied performance obligations.

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

Revenues under the Astellas Agreements were as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$31,890	$39,900
Research and development services	2,459	5,200
Financing component on unearned revenue	3,413	6,289
Materials supply	7,661	1,479
Total revenue	$45,423	$52,868

As of December 31, 2025, there was $12.6 million of deferred revenue related to the upfront payment and contingent payments received by the Company under the Astellas Agreement and the CFE Supply Agreement.

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

The Company determined that the unit of account consisting of collaboration governance and information sharing activities, such as JSC participation and ongoing regulatory and pharmacovigilance support, do not represent a customer-vendor relationship between the Company and Tasly. These promises are considered to be interdependent and not distinct from each other, representing a combined output. However, the Company determined that these promises are capable of being distinct from the intellectual property and data license promises discussed above. As such, based on the nature of the agreement and collaborative activities, the Company determined that the costs associated with these governance and information sharing activities performed under the agreement will be included in research and development expenses in the Statements of Operations, with any reimbursement of costs by Tasly reflected as a reduction of such expenses. During the year ended December 31, 2025 and 2024, the Company did not recognize any material reduction of research and development expenses under the Tasly License Agreement.

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

Revenues under the Tasly agreements were as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Contingent payment	$—	$5,000
Research and development services	—	70
Materials supply	104	951
Total revenue	$104	$6,021

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the agreement with Vaxcyte, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of December 31, 2025 and 2024, there was $12.7 million and $12.4 million in such accruals related to the Vaxcyte Supply Agreement.

For the years ended December 31, 2025 and 2024, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $1.2 million and $9.0 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

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

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of December 31, 2025.

Revenues under the Vaxcyte agreements were as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Research and development services	$581	$2,287
Materials supply	19	289
Total revenue	$600	$2,576

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

In consideration for the rights and licenses granted by the Company to Ipsen in the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $50.0 million in April 2024 and (ii) Ipsen Biopharmaceuticals, Inc. (USA) (“Ipsen USA”), a fully-owned Affiliate of Ipsen, purchased 482,738 shares of the Company’s common stock for $25.0 million, at a price of approximately $51.79 per share, in accordance with the terms set forth in a certain investment agreement by and between the Company and Ipsen USA dated March 29, 2024 (the “Ipsen Investment Agreement”, and, together with the Ipsen License Agreement, the “Ipsen Agreements”). The fair market value of the common stock issued to Ipsen USA in April 2024 was $24.6 million, based on the stock price on the date of issuance, resulting in a $0.4 million premium on the Ipsen Investment Agreement.

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

In June 2025, Ipsen informed the Company of its strategic decision not to advance the STRO-003 program under its partnership with the Company, following the review of new data and developments in the ROR1 landscape. STRO-003 continues to be recognized as a well-engineered ADC candidate. The Company assessed the contract modification under ASC 606 which changed the scope of the performance obligations such that Ipsen was not expecting, and the Company was not intending to, perform any additional activities beyond June 30, 2025, resulting in the acceleration of the remaining deferred revenue recorded on the Company’s financial statements. In August 2025, the Company and Ipsen formally executed the Termination Agreement to terminate the License Agreement and all related agreements except the Investment Agreement.

Revenues under the Ipsen agreements were as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$50,429	$—
Research and development services	71	174
Materials supply	5,857	385
Total revenue	$56,357	$559

As of December 31, 2025 and 2024, there was zero and $53.2 million of deferred revenue, respectively, related to the Ipsen Agreements.

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2025	2024
	(in thousands)
Computer equipment and software	$1,475	$1,623
Furniture and office equipment	110	244
Laboratory equipment	23,921	40,251
Leasehold improvements	12,343	24,205
Construction in progress	151	497
Total	38,000	66,820
Less accumulated depreciation and amortization	(27,352)	(48,630)
Total property and equipment, net	$10,648	$18,190

Depreciation and amortization expense amounted to $7.3 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively.

The Company recognized impairment charges of $0.2 million for the leasehold improvements at its San Carlos facility and a $0.5 million loss on assets held for sales related to property plant and equipment for the year ended December 31, 2025. See Note 11 for additional information.

7. Commitments and Contingencies

Leases

In June 2021, the Company entered into a third amendment (the “Third Amendment”) to its manufacturing facility lease, dated May 18, 2011, as amended, by and between Alemany Plaza LLC, located in San Carlos, California (the “San Carlos Lease”), as an extension to the term of the San Carlos Lease for a period of five years (the “Lease Extension Period”), which will expire on July 31, 2026.

In June 2021, the Company entered into a first amendment (the “First Amendment”) to its manufacturing support facility lease, dated March 4, 2015, as amended, by and between 870 Industrial Road LLC, located in San Carlos, California (the “Industrial Lease”), as an extension to the term of the Industrial Lease for a period of five years (the “Industrial Lease Extension Period”), which will expire on June 30, 2026.

In September 2020, the Company entered into a sublease agreement (the “Sublease”) with Five Prime Therapeutics, Inc. (the “Sublessor”), for approximately 115,466 square feet, in a building located in South San Francisco, California (the “Premises”). The Company uses the Premises as its corporate headquarters and to conduct (or expand) research and development activities. The Company commenced making monthly payments for the first 85,755 square feet of the Premises (“Initial Premises”) in July 2021, with occupancy of such space commencing in August 2021. The Company was provided early access to the Initial Premises commencing in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the “Landlord”). The Company commenced using the remaining 29,711 square feet of the Premises, or the Expansion Premises on July 1, 2023 under the sublease agreement. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $39.1 million, including the approximately $5.2 million in potential financial benefit to the Company of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring the Company to pay its pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if the Company fails to remedy a breach of certain of its obligations within specified time periods. Additionally, the Company posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on the Company’s Balance Sheets as of December 31, 2025 and 2024.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Statements of Operations, were as follows:

	Year ended December 31,
	2025	2024
	(in thousands)
Operating lease cost	$7,936	$7,936
Short-term lease cost	172	195
Variable lease cost	2,883	2,882
Total lease cost	$10,991	$11,013

During the years ended December 31, 2025 and 2024, the Company recorded operating lease expense of $7.9 million and $7.9 million, respectively, and paid $9.5 million and $9.2 million, respectively, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Statements of Cash Flows.

As of December 31, 2025 and 2024, the weighted-average remaining lease term was 2.0 years and 2.8 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both years.

The Company recognized impairment charges and related costs of $0.9 million for the San Carlos Lease and Industrial Lease ROU assets for the year ended December 31, 2025. See Note 11 for additional information.

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
2026	8,994
2027	8,289
Total lease payments	17,283
Less: imputed interest	(1,609)
Operating lease liabilities	15,674
Less: current portion	(7,783)
Total lease liabilities, non-current	$7,891

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2025	2024
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$12,713	$12,435
CMO-related accrual	5,853	8,525
Clinical trials-related accrual	504	6,263
Tax and related expenses	—	18
Restructuring related accrual	12,598	—
Other	2,913	4,009
Total accrued expenses and other current liabilities	$34,581	$31,250

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than its original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of December 31, 2025, the effective interest rate used by the Company to amortize the liability is 17.8%.

During the year ended December 31, 2025, the Company recognized approximately $38.2 million of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. As of December 31, 2025, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$180,809	$149,114
Non-cash interest expense associated with the sale of future Vaxcyte royalties	38,208	31,070
Amortization of issuance costs	519	625
Liability related to the sale of future Vaxcyte royalties - ending balance	$219,536	$180,809

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

Summary of the segment net loss, including significant segment expenses were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$102,484	$62,043
Less:
Personnel-related expenses	(81,114)	(107,916)
Outside services	(75,686)	(105,056)
Preclinical research and clinical development expenses	(6,680)	(35,217)
Laboratory supplies	(9,962)	(15,547)
Facility and maintenance expenses	(15,049)	(16,030)
Equipment and office-related expenses	(18,120)	(19,216)
Travel-related expenses	(825)	(1,514)
Restructuring and related costs	(53,415)	—
Operating expenses	(260,851)	(300,496)
Loss from operations	(158,367)	(238,453)
Non-cash interest expense related to the sale of future royalties	(38,208)	(31,070)
Interest income	9,251	18,643
Interest and other (income) expense, net	(3,855)	25,782
Non-operating income	(32,812)	13,355
Loss before provision for income taxes	(191,179)	(225,098)
Income tax expense	93	(2,363)
Segment net loss	$(191,086)	$(227,461)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Net loss	$(191,086)	$(227,461)

All of the Company’s long-lived assets are maintained in the United States.

11. Restructuring and Related Costs

As discussed in Note 1, in connection with the Restructuring Plans, the Company reported the following costs in restructuring, impairments and other costs of deprioritized program:

•
Clinical trial expenses and other third-party costs for the deprioritization of the luvelta program;
•
Severance and benefits expense;
•
Contract termination and other costs; and
•
Impairment / write-down of long-lived assets and other related costs.

Total restructuring and related costs from the Restructuring Plans include the following:

Year Ended
December 31, 2025
(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$26,149
Severance and benefits expense	15,757
Contract termination and other restructuring costs	9,815
Impairment / write-down of long-lived assets and other related costs	1,694
Total	$53,415

The Company expects the Restructuring Plans to be substantially completed by the first quarter of 2026.

Clinical trial expense and other third-party costs for the deprioritization of luvelta, including contract termination costs

The clinical costs associated with deprioritization of the luvelta program primarily include third-party costs with the Company's CROs and CMOs who support the clinical trial and other development expenses to transition patients from the Company-led trials to standard of care or, in limited cases, post-trial access, as well as direct employee costs supporting these efforts. The Company also incurred termination costs with CMOs who support certain manufacturing services of luvelta that were cancelled as part of the restructuring. Payments for third party and internal costs incurred during the year ended December 31, 2025 were $23.4 million. As of December 31, 2025, the aggregated accruals of $12.6 million associated with these costs are reported within accrued expenses and other current liabilities.

Severance and Benefit Expense

Employees affected by the reduction in force under the Restructuring Plans are entitled to receive severance payments and certain Company-funded benefits. The following table provides details regarding the severance and other termination benefit expense and a reconciliation of such liability for the year ended December 31, 2025, which is reported within accrued compensation on the Balance Sheet:

December 31, 2025
(in thousands)
Liability balance as of December 31, 2024	$—
Expense recognized during the period	12,798
Payments during the period	(9,951)
Liability balance as of December 31, 2025	$2,847

The remaining expense expected to be incurred in connection with severance payments and certain Company-funded benefits is zero for the March 2025 Restructuring Plan and $0.2 million for the September 2025 Restructuring Plan.

Further, under the Company's Severance and Change in Control Plan (the “CIC Plan”), eligible employees terminated in connection with the March 2025 Restructuring Plan are entitled to acceleration of their unvested equity awards. During the year ended December 31, 2025, these expenses amounted to $3.0 million and were recorded under ASC 718, Compensation—Stock Compensation ("ASC-718"). No future amounts are expected to be incurred in connection with acceleration of unvested equity.

Impairment of Long-Lived Assets

In connection with the 2025 Restructuring Plans, the Company ceased its manufacturing and other operating activities in the San Carlos facility during December 2025 and determined an impairment indicator was present. The Company reassessed its asset grouping and newly identified an asset group, encompassing property and equipment and ROU assets at the San Carlos facility (the "San Carlos Asset Group"), for the purpose of long-lived asset impairment assessment. As a result of the impairment assessment on the San Carlos Asset Group, during the year ended December 31, 2025, the Company recognized $1.1 million of impairment charges on its property and equipment and ROU assets, which are included in restructuring and related costs on the Statement of Operations.

Assets Held for Sale

In December 2025, the Company conducted an auction, with the assistance of a third party, of certain of its property and equipment at the San Carlos facility. The assets auctioned remain at the San Carlos Facility as of December 31, 2025, and the transfer of the assets to successful bidders will happen in 2026. The Company classified such assets as held-for-sale assets on December 31, 2025 and remeasured them to the fair value minus costs to sell of $0.4 million, which is included in prepaid expenses and other current assets on the Balance Sheet. The related loss on assets held for sale of $0.5 million are included in restructuring and related costs on the Statement of Operations for the year ended December 31, 2025.

12. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	December 31,
	2025	2024
Common stock options issued and outstanding	917,809	867,072
Common stock awards issued and outstanding	417,772	595,691
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	676,072	162,841
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	69,816	122,093
Warrants to purchase common stock	12,759	12,759
Total	2,094,228	1,760,456

Preferred Stock

As of December 31, 2025 and 2024, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of December 31, 2025 and 2024.

13. Equity Incentive Plans, Equity Inducement Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2018 Equity Incentive Plan, 2021 Equity Inducement Plan, and Amended and Restated 2021 Equity Inducement Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. The Company initially reserved 230,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 412,632 shares on January 1, 2025.

In August 2021, the Company adopted the 2021 Equity Inducement Plan (“2021 Plan”), which became effective on August 4, 2021. Upon its effective date, the Company initially reserved 75,000 shares of common stock for issuance pursuant to non-qualified stock options and restricted stock units (“RSUs”) under the 2021 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq listing rules, equity awards under the 2021 Plan may only be made to an employee if he or she is granted such equity awards in connection with his or her commencement of employment with the Company and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. In addition, awards under the 2021 Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). At all times the Company will reserve and keep available a sufficient number of shares as will be required to satisfy the requirements of all outstanding awards granted under the 2021 Plan.

In August 2022, the Company amended and restated the 2021 Plan (the “Amended and Restated 2021 Plan”) and reserved an additional 75,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees as a material inducement to their acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Additionally, in February 2023, the Company amended and restated the Amended and Restated 2021 Plan and reserved an additional 50,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees as a material inducement to their acceptance of employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). Additionally, in May 2025, the Company amended and restated the Amended and Restated 2021 Plan and reserved an additional 225,000 shares of common stock available for issuance under the Amended and Restated 2021 Plan to be granted by the Company to certain employees. The total number of shares reserved for issuance pursuant to the Amended and Restated 2021 Plan is 425,000 shares.

As of December 31, 2025, the Company had 676,072 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s Equity Incentive Plans:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value (in thousands)
Stock options outstanding at December 31, 2024	867,072	$98.93	5.89	$—
Granted	401,465	8.21
Exercised	(827)	5.40
Canceled and forfeited	(349,901)	109.43
Stock options outstanding at December 31, 2025	917,809	$55.33	6.19	$1,224
Stock options exercisable at December 31, 2025	544,368	$84.37	4.08	$263

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2025 and the exercise prices, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2025. For the years ended December 31, 2025 and 2024, the aggregate intrinsic value of stock options exercised was immaterial, determined at the date of the option exercise.

Employee Stock Options Valuation

For determining stock-based compensation expense, the fair-value-based measurement of each employee stock option was estimated as of the date of grant using the Black-Scholes option pricing model with assumptions as follows:

Year Ended December 31,
	2025	2024
Expected term (in years)	2.5-6.1	6.0-6.1
Expected volatility	84.5%-94.3%	86.4%-89.2%
Risk-free interest rate	3.5%-4.2%	3.5%-4.7%
Expected dividend	—	—

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company used the “simplified” method to determine the expected term of options granted, which calculates the expected term as the average of the weighted-average vesting term and the contractual term of the option.

Expected Volatility—The expected volatility is determined by using a blended approach of the Company and its industry peers’ historical volatilities.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the options.

Expected Dividend—The Company has never paid dividends on its common stock. Therefore, the Company used an expected dividend of zero.

Using the Black-Scholes option-valuation model, the weighted-average estimated grant-date fair value of employee stock options granted during the years ended December 31, 2025 and 2024 was $6.08 and $30.73 per share, respectively.

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

A summary of the status and activity of non-vested RSUs for the year ended December 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2024	595,691	$60.54
Granted	359,725	5.70
Released	(252,107)	72.17
Canceled	(285,537)	36.67
Non-vested December 31, 2025	417,772	$22.63

2018 Employee Stock Purchase Plan

In September 2018, the Company adopted the 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on September 26, 2018, in order to enable eligible employees to purchase shares of the Company’s common stock. The Company initially reserved 23,000 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 1% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 75,000 shares on January 1, 2025. The aggregate number of shares issued over the term of the Company’s ESPP, subject to stock-splits, recapitalizations or similar events, may not exceed 305,000 shares of the Company’s common stock.

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model. For the years ended December 31, 2025 and 2024, the fair value of ESPP shares was estimated using the following assumptions:

	Year Ended December 31,
	2025	2024
Expected term (in years)	0.5	0.5
Expected volatility	104.8%-130.3%	88.4-93.7%
Risk-free interest rate	3.8%-4.3%	4.6%-5.5%
Expected dividend	—	—

During the years ended December 31, 2025 and 2024, 52,277 and 56,517 shares, respectively, had been purchased. As of December 31, 2025, 69,816 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

The Company believes that the fair value of the stock options, RSUs and ESPP shares is more reliably measurable than the fair value of services received.

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development expense:
Stock options	$981	$1,898
Restricted stock units	4,406	9,813
ESPP	(35)	792
Subtotal	5,352	12,503
General and administrative expense:
Stock options	2,636	5,494
Restricted stock units	3,071	6,517
ESPP	(8)	173
Subtotal	5,699	12,184
Restructuring and related costs	2,957	—
Total	$14,008	$24,687

As of December 31, 2025, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $3.3 million and $6.3 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.7 years and 2.1 years, respectively. As of December 31, 2025, there was $26,000 of unrecognized stock-based compensation expense related to the ESPP.

14. Income Taxes

The components of loss before income tax provision consist of the following:

	Year Ended December 31,
	2025	2024
	(in thousands)
United States	$(191,179)	$(225,098)
Foreign	—	—
Loss before provision for income taxes	$(191,179)	$(225,098)

Current provision for income taxes consists of the following:

	Year Ended December 31,
	2025	2024
	(in thousands)
Federal	$—	$2,238
State	(93)	125
Foreign	—	—
Total current provision for income taxes	$(93)	$2,363

For the year ended December 31, 2025, the Company recognized an income tax benefit of $0.1 million. This was primarily due to adjustments resulting from the overpayment of prior-year state income taxes. The effective tax rate for the year ended December 31, 2025 varies from the U.S. federal statutory tax rate of 21% primarily due to the Company’s inability to recognize the benefit from its net deferred tax assets, which are offset by a valuation allowance. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. All losses to date have been incurred domestically.

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

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows:

	Year Ended December 31, 2025
	(in thousands)
U.S. federal statutory rate	$(40,148)	21.0%
State tax, net of federal benefit	(93)	0.1%
Tax credits	(4,198)	2.2%
Change in valuation allowance	42,257	(22.1)%
Non taxable or nondeductible items:
Stock compensation	2,040	(1.1)%
Other	148	(0.1)%
Changes in unrecognized tax benefits	(99)	0.1%
Total	$(93)	0.1%

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 as follows:

Year Ended December 31, 2024
Federal statutory rate	21.0%
State tax	(0.1)
Change in valuation allowance	(26.7)
Tax credits	5.8
Stock compensation	(1.1)
Total	(1.1)%

Income taxes paid, net of (refunds), for the year ended December 31, 2025 and 2024 is immaterial and $17.5 million, respectively.

The components of the Company’s deferred tax assets consist of the following:

	December 31
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$87,270	$39,662
Research and development credits	51,991	46,739
Capitalized research and development expenditure	71,492	77,845
Deferred royalty obligation	46,390	38,639
Deferred revenue	2,590	16,620
Operating lease liability	3,312	4,948
Stock based compensation	4,614	5,824
Accruals and other	6,864	1,376
Fixed asset basis	375	—
Total deferred tax assets	274,898	231,653
Less: valuation allowance	(272,196)	(227,831)
Gross deferred tax assets	2,702	3,822
Deferred tax liabilities:
Operating lease right-of-use asset	(2,304)	(3,778)
Fixed asset basis	—	(10)
Other	(398)	(34)
Total deferred tax liabilities	(2,702)	(3,822)
Total net deferred tax assets	$—	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Due to the Company’s history of operating losses and future sources of taxable income, the Company believes that the realization of the deferred tax assets is currently not more likely than not to be realized and, accordingly, have provided a full valuation allowance against net deferred tax assets. For the years ended December 31, 2025 and 2024, the net increase in the valuation allowance was $44.4 million and $60.1 million, respectively.

As of December 31, 2025, the Company had federal net operating loss carryforwards of $376.3 million and federal general business credits from research and development expenses totaling $35.9 million, as well as state net operating loss carryforwards of $108.2 million and state research and development credits of $33.6 million.

The federal net operating loss carryforwards will expire at various dates beginning in 2027, and the federal credits will expire at various dates beginning in 2032, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2030, if not utilized. The state research and development tax credits can be carried forward indefinitely.

Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year testing period. Under the Internal Revenue Code and similar state provisions, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization. The Company completed Section 382 analysis through December 31, 2024, and concluded that the Company experienced an ownership change on November 20, 2019, and December 31, 2022. If there is subsequent event or further change in ownership, these losses may be subject to limitations, resulting in their expiration before they can be utilized.

The Company files U.S. federal and state tax returns with varying statutes of limitations. Due to net operating loss and credit carryforwards, all of the tax years since inception through the 2024 tax year remain subject to examination by the U.S. federal and some state authorities. The actual amount of any taxes due could vary significantly depending on the ultimate timing and nature of any settlement. The amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $13.4 million and $12.1 million as of December 31, 2025 and 2024, respectively. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31
	2025	2024
	(in thousands)
Gross unrecognized tax benefit at January 1	$12,057	$8,730
Additions for tax positions taken in the current year	1,773	3,511
Additions / (Reductions) for tax positions of prior years	(396)	(184)
Gross unrecognized tax benefit at December 31	$13,434	$12,057

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, which includes significant changes to U.S. tax law. The Company has evaluated the impact of OBBBA and determined that it does not have a material impact on the financial statements as of and for the year ended December 31, 2025 due to a full valuation allowance established against net deferred tax assets.

15. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Year Ended December 31,
	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(191,086)	$(227,461)
Denominator:
Shares used in computing net loss per share	8,497,798	7,736,734
Net loss per share, basic and diluted	$(22.49)	$(29.40)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the years ended December 31, 2025 and 2024 because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024
Common stock options issued and outstanding	917,809	867,072
Restricted stock units issued and outstanding	417,772	595,691
Warrants to purchase common stock	12,759	12,759
Shares to be issued under ESPP	22,426	44,017
Total	1,370,766	1,519,539

All shares, options, stock units and warrants to purchase shares of common stock and loss per share amounts have been adjusted to give retroactive effect to the Reverse Stock Split as described in Note 1, for all periods presented above.

16. Defined Contribution Plan

The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. Eligible employees may contribute a percentage of their compensation to this plan, subject to statutory limitations. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $0.8 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement with respect to our 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end and is incorporated herein by reference.

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

(3)
Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Number	Exhibit	Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Sutro Biopharma, Inc., as amended.					X

3.2	Amended and Restated Bylaws of Sutro Biopharma, Inc.	8-K	001-38662	3.1	2/24/2023

4.1	Description of Registrant’s Securities.	10-K	001-38662	4.2	3/25/2024

4.2	Form of Warrant to Purchase Shares of Common Stock.	S-1	333-227103	4.3	8/29/2018

4.3	Form of Warrant to Oxford Finance LLC pursuant to the Loan and Security Agreement.	10-K	001-38662	10.21	3/16/2020

4.4	Form of Warrant to Silicon Valley Bank pursuant to the Loan and Security Agreement.	10-K	001-38662	10.22	3/16/2020

10.1	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1/A	333-227103	10.1	9/17/2018

10.2‡	2018 Equity Incentive Plan and form of award agreements thereunder.	S-1/A	333-227103	10.4	9/17/2018

10.3‡	Amended Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.1	11/8/2019

10.4‡	Amended Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38662	10.2	11/8/2019

10.5‡	2004 Stock Plan, as amended, and forms of award agreements.	S-1	333-227103	10.2	8/29/2018

10.6†	Exclusive Patent License and Research Collaboration Agreement, dated July 23, 2018, by and between the Registrant and Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc., Kenilworth, NJ.	S-1/A	333-227103	10.15	9/17/2018

10.7‡	Offer Letter, dated December 29, 2008, by and between the Registrant and William J. Newell, as amended.	S-1	333-227103	10.6	8/29/2018

10.8‡	Offer Letter, dated August 28, 2013, by and between the Registrant and Hans-Peter Gerber.	10-K	001-38662	10.14	3/25/2024

10.9‡	Offer Letter, dated May 22, 2025, by and between the Registrant and Gregory Chow.	10-Q	001-38662	10.1	8/7/2025

10.10	Standard Industrial/Commercial Multi-Tenant Lease-Net, dated May 18, 2011, by and between the Registrant and Lydia Tseng and/or Alemany Plaza LLC, as amended.	S-1	333-227103	10.10	8/29/2018

10.11†	Amended and Restated Exclusive Agreement, dated October 3, 2007, between The Board of Trustees of The Leland Stanford Junior University and Fundamental Applied Biology, Inc., as amended.	S-1/A	333-227103	10.13	9/17/2018

10.12	Sublease Agreement, dated September 3, 2020, by and between the Company and Five Prime Therapeutics, Inc.	10-Q	001-38662	10.1	11/5/2020

10.13‡	Severance and Change in Control Plan of the Company	10-K	001-38662	10.24	3/25/2024

10.14	Third Amendment to Lease 888-894 Industrial Road, San Carlos, CA.	10-Q	001-38662	10.2	8/9/2021

10.15	Second Amendment to the Exclusive Patent License and Research Collaboration Agreement.	10-Q	001-38662	10.2	11/10/2021

10.16†˄	License and Collaboration Agreement, dated June 27, 2022, by and between the Registrant and Astellas Pharma Inc.	10-Q	001-38662	10.2	8/8/2022

10.17‡	Offer Letter, dated May 23, 2021, by and between the Registrant and Jane Chung, as amended.	10-K	001-38662	10.30	2/28/2022

10.18‡	Amended and Restated 2021 Equity Inducement Plan and forms of award agreements thereunder.	10-K	001-38662	10.34	3/25/2024

10.19	Letter Agreement, dated December 19, 2022, by and between the Registrant and Vaxcyte, Inc.	10-K	001-38662	10.35	3/30/2023

10.20†˄	Purchase Agreement, dated June 21, 2023, between the Registrant and an affiliate of Blackstone Life Sciences.	10-Q	001-38662	10.1	8/10/2023

10.21	Third Amendment to the Vaxcyte License Agreement between the Registrant and Vaxcyte, Inc.	10-K	001-38662	10.1	11/13/2023

10.22	Manufacturing Rights Agreement between the Registrant and Vaxcyte, Inc.	10-K	001-38662	10.43	3/25/2024

10.23‡	Amended 2018 Employee Stock Purchase Plan	10-Q	001-38662	10.1	8/13/2024

19.1	Insider Trading Policy	10-K	001-38662	19.1	3/13/2025

21.1	Subsidiaries of the Registrant.	S-1	333-227103	21.1	8/29/2018

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney. Reference is made to the signature page hereto.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Recovery Policy	10-K	001-38662	97.1	3/25/2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

SUTRO BIOPHARMA, INC.

Date: March 23, 2026	By:	/s/ Jane Chung
	Name:	Jane Chung
	Title:	Chief Executive Officer

Date: March 23, 2026	By:	/s/ Gregory Chow
	Name:	Gregory Chow
	Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jane Chung and Gregory Chow and each of them, with full power of substitution and resubstitution, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorney-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jane Chung	Chief Executive Officer and Director	March 23, 2026
Jane Chung	(Principal Executive Officer)
/s/ Gregory Chow	Chief Financial Officer	March 23, 2026
Gregory Chow	(Principal Financial and Accounting Officer)
/s/ Michael Dybbs, Ph.D.	Director	March 23, 2026
Michael Dybbs, Ph.D.
/s/ Heidi Hunter	Director	March 23, 2026
Heidi Hunter
/s/ Sukhi Jagpal	Director	March 23, 2026
Sukhi Jagpal
/s/ Joseph M. Lobacki	Director	March 23, 2026
Joseph M. Lobacki
/s/ Connie Matsui	Director	March 23, 2026
Connie Matsui
/s/ James Panek	Director	March 23, 2026
James Panek
/s/ Daniel H. Petree	Director	March 23, 2026
Daniel H. Petree
/s/ Jon M. Wigginton, M.D.	Director	March 23, 2026
Jon M. Wigginton, M.D.

