Form 10-Q
period 2026-03-31
SUTRO BIOPHARMA, INC.
filed 2026-05-14
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 16,570,439 shares of common stock, $0.001 par value per share, outstanding.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors”. Some of these risks include:

•
We have a history of significant losses and may never achieve or maintain profitability.
•
We will need substantial additional funds to advance development of our product candidates, and failure to obtain sufficient funding may force us to delay, limit or terminate our product development programs, commercialization efforts or other operations. We may have difficulties accessing the required additional capital on reasonable, or even any, terms to continue our product and platform development or other operations and have made and may have to make again in the future difficult prioritization decisions regarding development and potential partnering of our clinical and preclinical product candidates.
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
•
Our failure to comply with privacy and data protection laws or to adequately secure the personal information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$73,682	$58,130
Marketable securities	128,876	83,298
Accounts receivable	12,484	3,977
Prepaid expenses and other current assets	5,930	5,521
Total current assets	220,972	150,926
Property and equipment, net	9,363	10,648
Operating lease right-of-use assets	9,707	10,903
Other non-current assets	1,088	495
Restricted cash	858	858
Total assets	$241,988	$173,830
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,485	$7,565
Accrued compensation	5,354	14,642
Deferred revenue - current	9,399	10,562
Operating lease liability - current	7,600	7,783
Accrued expenses and other current liabilities	42,973	34,581
Total current liabilities	70,811	75,133
Deferred revenue - non-current	1,233	2,028
Operating lease liability - non-current	6,032	7,891
Deferred royalty obligation related to the sale of future royalties	229,105	219,536
Other non-current liabilities	1,694	1,694
Total liabilities	308,875	306,282
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 16,566,803 and 8,584,309 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	17	9
Additional paid-in-capital	949,636	845,475
Accumulated other comprehensive (loss) income	(101)	19
Accumulated deficit	(1,016,439)	(977,955)
Total stockholders’ deficit	(66,887)	(132,452)
Total Liabilities and Stockholders’ Deficit	$241,988	$173,830

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$14,523	$17,399
Operating expenses
Research and development	36,553	51,597
General and administrative	7,584	13,273
Restructuring and related costs	42	21,043
Total operating expenses	44,179	85,913
Loss from operations	(29,656)	(68,514)
Interest income	1,635	3,189
Non-cash interest expense related to the sale of future royalties	(9,467)	(9,344)
Interest and other income (expense), net	(1,011)	(1,292)
Loss before provision for income taxes	(38,499)	(75,961)
(Benefit) from / provision for income taxes	(15)	7
Net loss	$(38,484)	$(75,968)
Net loss per share, basic and diluted	$(2.94)	$(9.08)
Weighted-average shares used in computing basic and diluted net loss per share	13,082,355	8,364,294

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(38,484)	$(75,968)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(120)	(48)
Comprehensive loss	$(38,604)	$(76,016)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2025	8,584,309	$9	$845,475	$19	$(977,955)	$(132,452)
Exercise of common stock options	4,994	—	28	—	—	28
Issuance of common stock under Employee Stock Purchase Plan	10,728	—	81	—	—	81
Vesting of restricted stock units	106,157	—	—	—	—	—
Stock transactions associated with taxes withheld on restricted stock units	(7,768)	—	(160)	—	—	(160)
Stock-based compensation expense	—	—	1,562	—	—	1,562
Issuance of common stock in connection with public offering, net of issuance costs of $8,233	7,868,383	8	102,650	—	—	102,658
Net unrealized loss on available-for-sale securities	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(38,484)	(38,484)
Balances at March 31, 2026	16,566,803	$17	$949,636	$(101)	$(1,016,439)	$(66,887)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2024	8,306,398	$8	$831,423	$39	$(786,869)	$44,601
Issuance of common stock under Employee Stock Purchase Plan	35,809	—	246	—	—	246
Vesting of restricted stock units	158,155	—	—	—	—	—
Stock transactions associated with taxes withheld on restricted stock units	(11,735)	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	5,538	—	—	5,538
Net unrealized loss on available-for-sale securities	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(75,968)	(75,968)
Balances at March 31, 2025	8,488,627	$8	$837,027	$(9)	$(862,837)	$(25,811)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net loss	$(38,484)	$(75,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,278	1,900
Accretion of discount on marketable securities	(445)	(1,116)
Stock-based compensation	1,562	5,538
Non-cash lease expenses	1,196	1,397
Non-cash interest expense on deferred royalty obligation	9,467	9,344
Other	109	168
Changes in operating assets and liabilities:
Accounts receivable	(8,507)	(4,946)
Prepaid expenses and other assets	(1,003)	11
Accounts payable	(2,547)	(1,881)
Accrued compensation	(9,288)	(1,351)
Accrued expenses and other liabilities	8,403	5,553
Deferred revenue	(1,958)	(4,775)
Operating lease liability	(2,042)	(1,757)
Net cash used in operating activities	(42,259)	(67,883)
Investing activities
Purchases of marketable securities	(124,703)	(142,380)
Maturities of marketable securities	76,210	105,800
Sales of marketable securities	3,240	21,496
Purchases of equipment and leasehold improvements	(11)	(1,174)
Net cash used in investing activities	(45,264)	(16,258)
Financing activities
Proceeds from sales of common stock, net of issuance costs	103,126	—
Proceeds from exercise of common stock options	28	—
Taxes paid related to net shares settlement of restricted stock units	(160)	(180)
Proceeds from employee stock purchase plan	81	246
Net cash provided by financing activities	103,075	66
Net increase (decrease) in cash, cash equivalents and restricted cash	15,552	(84,075)
Cash, cash equivalents and restricted cash at beginning of period	58,988	191,162
Cash, cash equivalents and restricted cash at end of period	$74,540	$107,087
Supplemental disclosure of cash flow information:
Income tax paid (refunds received)	$(15)	$7
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$—	$27
Financing component associated with program fees	$911	$1,176
Issuance costs related to underwritten offering in accounts payable	$468	$—
Deferred offering cost included in accounts payable and accrued expenses	$435	$—

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Notes to Unaudited Interim Condensed Financial Statements

1. Organization and Principal Activities

Description of Business

Sutro Biopharma, Inc. (the “Company”) is an oncology company developing site-specific and novel-format antibody drug conjugates, or ADCs. The Company was incorporated on April 21, 2003, and is headquartered in South San Francisco, California.

Underwritten Offerings

On February 9, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell 7,868,383 shares of its common stock (the “Shares”) to the Underwriters (the “February 2026 Offering”). The Shares were sold at an offering price of $13.98 per share. The gross proceeds from the February 2026 Offering were approximately $110.0 million, before deducting underwriting discounts and commissions and February 2026 Offering expenses.

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of March 31, 2026, there was an accumulated deficit of $1,016.4 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of March 31, 2026, the Company had unrestricted cash, cash equivalents, and marketable securities of $202.6 million which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, and marketable securities as of March 31, 2026 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these interim condensed financial statements.

Reverse Stock Split

On December 2, 2025, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to implement a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. The Reverse Stock Split was reflected on the Nasdaq Global Market beginning with the opening of trading on December 3, 2025 and did not alter the par value of the Common Stock, change the number of authorized shares, or modify any voting rights or other terms of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who were affected by a fractional share were rounded up to the nearest full share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options to purchase shares of Common Stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive and inducement plans, and employee stock purchase plan. All share amounts and per share amounts related to March 31, 2025 disclosed in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the Reverse Stock Split.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying interim condensed financial statements of the Company are unaudited. These interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2025 condensed balance sheet was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) for the year ended December 31, 2025.

Restructuring

The Company records employee severance costs based on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. The Company accounts for ongoing termination benefit arrangements, such as those arising from employment agreements, applicable regulations or past practices, in accordance with ASC Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC Topic 712”). Under ASC Topic 712, liabilities for post-employment benefits related to past services and that vest or are accumulated over time are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC Topic 420”). The Company records restructuring charges at fair value for one-time employee termination benefits on the communication date from management to the employees, provided that management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, and it is unlikely that changes to the plan will be made or the plan will be withdrawn. Other associated costs are recognized in the period in which the liability is incurred.

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

	March 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$73,682	$106,229
Restricted cash	858	858
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$74,540	$107,087

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs in the condensed balance sheets until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the Company choose to not initiate such financing, the deferred offering costs would be immediately expensed as operating expenses. On March 31, 2026, the Company had $0.5 million of deferred offering costs within prepaid expenses and other current assets.

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

The carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and accrued compensation approximate fair value due to the short-term nature of these items.

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte (the “Vaxcyte License Agreement”) approximates its fair value as of March 31, 2026, and is based on the Company's current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

Foreign Currency Translation

The Company’s financial statements are presented in U.S. dollars. The Company's functional currency is USD. Income and expenses have been translated into U.S. dollars at average monthly exchange rates for the period. Assets and liabilities have been translated using exchange rates on the balance sheets dates.

Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying condensed statements of operations within research and development expenses, and interest and other (income) expense, net. For the three months ended March 31, 2026, the Company recorded a net foreign currency transaction gain of $0.1 million. For the three months ended March 31, 2025, the Company recorded a net foreign currency transaction loss of $0.1 million.

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

The Company assesses which activities in the collaboration agreements are considered distinct performance obligations that should be accounted for separately. The Company develops assumptions that require judgment to determine whether the license to the Company’s intellectual property is distinct from the research and development services or participation in activities under the collaboration agreements.

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

Upfront Payments: For collaboration arrangements that include a nonrefundable upfront payment, if the license fee and research and development services cannot be accounted for as separate performance obligations, the transaction price is deferred and recognized as revenue over the expected period of performance using a cost-based input methodology. The Company uses judgment to assess the pattern of delivery of the performance obligation. In addition, amounts paid in advance of services being rendered may result in an associated financing component to the upfront payment. Accordingly, the interest on such borrowing cost component will be recorded as interest expense and revenue, based on an appropriate borrowing rate applied to the value of services to be performed by the Company over the estimated service performance period.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$55,998	$55,998	$—	$—
Commercial paper	46,385	—	46,385	—
Corporate debt securities	30,085	—	30,085	—
Asset-backed securities	49,819	—	49,819	—
U.S. government securities	19,905	19,905	—	—
Total	$202,192	$75,903	$126,289	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$51,333	$51,333	$—	$—
Commercial paper	29,139	—	29,139	—
Corporate debt securities	16,952	—	16,952	—
Asset-backed securities	7,280	—	7,280	—
U.S. government securities	29,927	29,927	—	—
Total	$134,631	$81,260	$53,371	$—

Where applicable, the Company uses quoted market prices in active markets for identical assets to determine fair value. This pricing methodology applies to Level 1 investments, which are comprised of money market funds and U.S. government securities.

If quoted prices in active markets for identical assets are not available, then the Company uses quoted prices for similar assets or inputs other than quoted prices that are observable, either directly or indirectly. These investments are included in Level 2 and consist of commercial paper, corporate debt securities, and asset-backed securities. These assets are valued using market prices when available, adjusting for accretion of the purchase price to face value at maturity.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of March 31, 2026 and December 31, 2025, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	March 31, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$55,998	$—	$—	$55,998
Commercial paper	46,424	—	(39)	46,385
Corporate debt securities	30,103	1	(19)	30,085
Asset-based securities	49,849	—	(30)	49,819
U.S. government securities	19,919	—	(14)	19,905
Total	202,293	1	(102)	202,192
Less amounts classified as cash equivalents	(73,318)	—	2	(73,316)
Total marketable securities	$128,975	$1	$(100)	$128,876

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$51,333	$—	$—	$51,333
Commercial paper	29,134	5	—	29,139
Corporate debt securities	16,950	2	—	16,952
Asset-based securities	7,281	—	(1)	7,280
U.S. government securities	29,914	13	—	29,927
Total	134,612	20	(1)	134,631
Less amounts classified as cash equivalents	(51,333)	—	—	(51,333)
Total marketable securities	$83,279	$20	$(1)	$83,298

No marketable securities had maturities of more than one year as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after March 31, 2026, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of March 31, 2026. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and marketable securities as of March 31, 2026 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

5. Collaboration and License Agreements and Supply Agreements

The Company has entered into collaboration and license agreements and supply agreements with various pharmaceutical and biotechnology companies. See “Note 5. Collaboration and License Agreements and Supply Agreements” to the Company’s financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025, or as further described below, for additional information on each of its collaboration agreements.

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of March 31, 2026 and December 31, 2025.

In accordance with the collaboration, license and supply agreements, the Company recognized revenue as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$14,508	$16,879
Vaxcyte, Inc. ("Vaxcyte")	15	223
Other	—	297
Total revenue	$14,523	$17,399

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
(in thousands)
Deferred revenue—December 31, 2025	$12,590
Additions to deferred revenue	10,000
Recognition of revenue in current period	(11,958)
Deferred revenue—March 31, 2026	$10,632

The Company’s balance of deferred revenue contains upfront and contingent payments for obligations from agreements which remain partially unsatisfied. The Company expects to recognize approximately $9.4 million of the deferred revenue over the next twelve months.

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

Pursuant to the Astellas Agreement, the Company received from Astellas a one-time, nonrefundable, non-creditable, upfront payment of $90.0 million during the year ended December 31, 2022. Under ASC 808 and ASC 606, the Company determined that both parties are active participants in the activities and are exposed to significant risks and rewards dependent on the success of the development program, and identified four performance obligations under the Astellas Agreement as: (1) performance of services related to the first target program; (2) performance of services related to the second target program; (3) performance of services related to the third target program; and (4) the Company’s estimated future services on the collaboration Joint Steering Committee (“JSC”). The transaction price of $90.0 million was allocated among the performance obligations using the Company’s best estimate of the standalone selling price, or SSP, for each of the associated performance obligations. Revenue allocated to the three target programs, which totaled $89.1 million, was being recognized on a proportional performance basis, using FTE cost as the basis of measurement, with such performance expected to occur over an estimated service period of four years for each target program. For the JSC performance obligation, revenue allocated to such performance obligation was $0.9 million, and was being recognized on a proportional performance basis using FTE cost as the basis of measurement, and such effort is expected to be incurred on a relatively consistent basis throughout the term of the Astellas Agreement.

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

In February 2026, the Company earned a $10.0 million contingent payment upon the initiation by Astellas’ dosing of the first subject in a Phase 1 clinical trial in the territory for the first target program under the Astellas Agreement. The $10.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $105.0 million to $115.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the June 2024 re-allocation under the Astellas Agreement. After re-allocation of the updated transaction price, the Company updated the cost-based input measure of progress for the remaining performance obligations and recorded a cumulative catch-up adjustment to revenue of $9.1 million relating to the ongoing unsatisfied performance obligations.

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

Revenues under the Astellas Agreements were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Ongoing performance related to unsatisfied performance obligations	$11,958	$12,958
Research and development services	556	898
Financing component on unearned revenue	911	1,176
Materials supply	1,083	1,847
Total revenue	$14,508	$16,879

As of March 31, 2026 and December 31, 2025, there were $10.6 million and $12.6 million, respectively, of deferred revenue related to the upfront and contingent payment received by the Company under the Astellas Agreement and the CFE Supply Agreement.

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the Vaxcyte License Agreement, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of March 31, 2026, there was a $19.8 million accrual related to the Vaxcyte Supply Agreement, which included a $7.1 million charge related to a negotiated resolution recorded during the three months ended March 31, 2026. As of December 31, 2025, the accrual balance was $12.7 million.

For the three months ended March 31, 2026 and 2025, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $0.2 million and $0.3 million, respectively, and were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

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

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of March 31, 2026.

Revenues under the Vaxcyte agreements were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Research and development services	$15	$222
Materials supply	—	1
Total revenue	$15	$223

Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte's PCV products, including VAX-24 and VAX-31.

6. Commitments and Contingencies

Leases

The Company leases certain office and laboratory facilities in South San Francisco, California. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 5 years. These renewal options have not been considered in the determination of the right-of-use assets and lease liabilities associated with these leases as the Company has determined it is not reasonably certain it will exercise such options.

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Operating lease cost	$1,579	$1,984
Short-term lease cost	65	39
Variable lease cost	736	722
Total lease costs	$2,380	$2,745

During the three months ended March 31, 2026 and 2025, the Company recorded operating lease expense of $1.6 million and $2.0 million, respectively, and paid $2.4 million and $2.3 million, respectively, of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

As of March 31, 2026 and December 31, 2025, the weighted-average remaining lease term was 1.8 years and 2.0 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
Remaining in 2026	$6,569
2027	8,289
Total lease payments	14,858
Less: imputed interest	(1,226)
Operating lease liabilities	13,632
Less: current portion	(7,600)
Total lease liabilities, non-current	$6,032

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$19,837	$12,713
CMO-related accrual	7,584	5,853
Clinical trials-related accrual	268	504
Restructuring related accrual	12,255	12,598
Other	3,029	2,913
Total accrued expenses and other current liabilities	$42,973	$34,581

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than its original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of March 31, 2026, the effective interest rate used by the Company to amortize the liability is 17.25%.

During the three months ended March 31, 2026 and 2025, the Company recognized $9.5 million and $9.3 million, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. As of March 31, 2026, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the three months ended March 31, 2026:

March 31,
2026
(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$219,536
Non-cash interest expense associated with the sale of future Vaxcyte royalties	9,467
Amortization of issuance costs	102
Liability related to the sale of future Vaxcyte royalties - ending balance	$229,105

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

Summary of the segment net loss, including significant segment expenses were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Revenue	$14,523	$17,399
Less:
Personnel-related expenses	(13,937)	(26,970)
Outside services	(22,075)	(19,378)
Preclinical research and clinical development expenses	(1,245)	(5,955)
Laboratory supplies	(613)	(4,160)
Facility and maintenance expenses	(3,060)	(3,435)
Equipment and office-related expenses	(3,093)	(4,726)
Travel-related expenses	(114)	(246)
Restructuring and related costs	(42)	(21,043)
Operating expenses	(44,179)	(85,913)
Loss from operations	(29,656)	(68,514)
Non-cash interest expense related to the sale of future royalties	(9,467)	(9,344)
Interest income	1,635	3,189
Interest and other income (expense), net	(1,011)	(1,292)
Non-operating loss	(8,843)	(7,447)
Loss before provision for income taxes	(38,499)	(75,961)
Income tax benefits (expense)	15	(7)
Segment net loss	$(38,484)	$(75,968)

All of the Company’s long-lived assets are maintained in the United States.

10. Restructuring and Related Costs

As discussed in Note 1, in connection with the Restructuring Plans, the Company reported the following costs in restructuring and other costs of deprioritized program:

•
Clinical trial expenses and other third-party costs for the deprioritization of the luvelta program;
•
Severance and benefits expense; and
•
Contract termination and other costs.

Total restructuring and related costs from the Restructuring Plans include the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$42	$4,255
Severance and benefits expense	—	8,510
Contract termination and other restructuring costs	—	8,278
Total	$42	$21,043

The Company substantially completed the Restructuring Plans in the first quarter of 2026.

Clinical trial expense, and other third-party costs for the deprioritization of luvelta, including contract termination costs

The clinical costs associated with deprioritization of the luvelta program primarily include third-party costs with the Company's CROs and CMOs who support the clinical trial and other development expenses to transition patients from the Company-led trials to standard of care or, in limited cases, post-trial access, as well as direct employee costs supporting these efforts. The Company also incurred termination costs with CMOs who support certain manufacturing services of luvelta that were cancelled as part of the restructuring. Payments for third party and internal costs incurred during the three months ended March 31, 2026 were $0.1 million. As of March 31, 2026, the aggregated accruals of $12.3 million associated with these costs are reported within accrued expenses and other current liabilities.

Severance and Benefit Expense

Employees affected by the reduction in force under the Restructuring Plans are entitled to receive severance payments and certain Company-funded benefits. The following table provides details regarding the severance and other termination benefit expense and a reconciliation of such liability for the three months ended March 31, 2026, which is reported within accrued compensation on the condensed Balance Sheet:

March 31, 2026
(in thousands)
Liability balance as of December 31, 2025	$2,847
Expense recognized during the period	—
Payments during the period	(2,410)
Liability balance as of March 31, 2026	$437

No significant expenses are expected to be incurred in connection with severance payments and certain Company-funded benefits for the Restructuring Plans.

Further, under the Company's Severance and Change in Control Plan (the “CIC Plan”), eligible employees terminated in connection with the March 2025 Restructuring Plan are entitled to acceleration of their unvested equity awards. During the three months ended March 31, 2026 and 2025, these expenses amounted to zero and $0.8 million, respectively, and were recorded under ASC 718, Compensation—Stock Compensation ("ASC-718"). No future amounts are expected to be incurred in connection with acceleration of unvested equity.

Assets Held for Sale

In December 2025, the Company conducted an auction, with the assistance of a third party, of certain of its property and equipment at the San Carlos facility. The assets auctioned remain at the San Carlos Facility as of December 31, 2025. The Company classified such assets as held-for-sale assets on December 31, 2025 and remeasured them to the fair value minus costs to sell of $0.4 million, which is included in prepaid expenses and other current assets on the Balance Sheet. The balance of held-for-sale assets as of March 31, 2026 is immaterial.

11. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	March 31,	December 31,
	2026	2025
Common stock options issued and outstanding	1,409,431	917,809
Restricted stock units issued and outstanding	436,767	417,772
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	490,440	676,072
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	59,088	69,816
Warrants to purchase common stock	12,759	12,759
Total	2,408,485	2,094,228

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of March 31, 2026 and December 31, 2025.

12. Equity Incentive Plans, Equity Inducement Plans, Employee Stock Purchase Plan and Stock-Based Compensation

2018 Equity Incentive Plan, 2021 Equity Inducement Plan, and Amended and Restated 2021 Equity Inducement Plan

In September 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”), which became effective on September 25, 2018. The Company initially reserved 230,000 shares of common stock for issuance under the 2018 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2019, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the preceding year (rounded to the nearest whole share), or a lesser number of shares determined by the Company’s board of directors. As a result, common stock reserved for issuance under the 2018 Plan was increased by 429,215 shares on January 1, 2026.

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

As of March 31, 2026, the Company had 490,440 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s Equity Incentive Plans:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2025	917,809	$55.33
Granted	521,917	20.45
Exercised	(4,994)	5.57
Canceled and forfeited	(25,301)	77.52
Stock options outstanding at March 31, 2026	1,409,431	42.19
Stock options exercisable at March 31, 2026	558,533	$79.95

Restricted Stock Units

The RSUs vest annually, and generally, will become fully vested over four years. A summary of the status and activity of non-vested RSUs during the three months ended March 31, 2026 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2025	417,772	$22.63
Granted	141,025	20.46
Vested and released	(106,157)	30.73
Canceled and forfeited	(15,873)	26.54
Non-vested March 31, 2026	436,767	$19.81

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

As of March 31, 2026, 245,912 shares had been purchased and 59,088 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Research and development expense	$801	$2,284
General and administrative expense	761	2,449
Restructuring and related costs	—	805
Total	$1,562	$5,538

As of March 31, 2026, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $10.7 million and $7.9 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 3.5 years and 2.6 years, respectively. As of March 31, 2026, there was $0.1 million of unrecognized stock-based compensation expense related to the ESPP.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(38,484)	$(75,968)
Denominator:
Shares used in computing net loss per share	13,082,355	8,364,294
Net loss per share, basic and diluted	$(2.94)	$(9.08)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended March 31, 2026, and 2025, because including them would have been antidilutive:

	As of March 31,
	2026	2025
Common stock options issued and outstanding	1,409,431	850,141
Restricted stock units issued and outstanding	436,767	391,913
Warrants to purchase common stock	12,759	12,759
Shares to be issued under employee stock purchase plan	1,302	9,754
Total	1,860,259	1,264,567

14. Defined Contribution Plan

The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. Eligible employees may contribute a percentage of their compensation to this plan, subject to statutory limitations. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and belief. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements related to our expectations regarding our future results of operations and financial position, the use and adequacy of our existing cash to achieve our business goals, business strategy, market size for our product candidates, potential future milestone and royalty payments, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the impact of health pandemics, tariffs, regional geopolitical conflicts, changes in interest rates, inflation, potential uncertainty with respect to the debt ceiling and government shutdowns, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Our highest priority wholly-owned product candidate is STRO-004, a single homogeneous ADC directed against tissue factor, or TF, which we are developing for the treatment of solid tumors. We believe STRO-004 has the potential to be a best-in-class ADC targeting TF. In preclinical studies, STRO-004 has demonstrated potent antitumor activity and the potential for a differentiated safety profile. We submitted an IND and received IND clearance for STRO-004 in October 2025, and initiated a Phase 1 trial in November 2025.

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

Our preclinical assets include STRO-227 and STRO-006. STRO-006 is an ADC targeting Integrinß6, or ITGß6. We believe STRO-006 has the potential to be a best-in-class ADC targeting ITGß6 based on preclinical studies that have demonstrated potent antitumor activity and the potential for a differentiated safety profile. IND-enabling activities are underway for STRO-006 that could potentially support an IND submission in connection with this program in 2026.

STRO-227 is our first wholly-owned dual-payload ADC, targeting Protein Tyrosine Kinase 7, or PTK7. This approach incorporates two distinct cytotoxic payloads, one that is designed to inhibit tubulin and another that is designed to inhibit topoisomerase. We have initiated certain chemistry, manufacturing and controls, or CMC, related activities for the PTK7-targeting dual-payload ADC and anticipate submitting an IND in connection with this program in late 2026.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multitarget, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology and we may enter into additional such collaborations in the future. We have an ongoing multitarget iADC collaboration with Astellas Pharma Inc. for the development of iADC targets (the “Astellas Agreement”). Clinical trials for the first iADC licensed pursuant to the Astellas Agreement were initiated in the first quarter of 2026. In addition, we may partner or out-license our wholly-owned preclinical or clinical development programs depending on resource and capital availability.

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

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $29.7 million and a net loss of $38.5 million for the three months ended March 31, 2026. We had a loss from operations of $68.5 million and a net loss of $76.0 million for the three months ended March 31, 2025. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of March 31, 2026, we had an accumulated deficit of $1,016.4 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. We expect a reduction in operating expenses as we strategically reprioritize our resources. However, we anticipate our operating expenses would increase as we advance our product candidates through clinical development, seek regulatory approvals for our product candidates, engage in other research and development activities, expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, seek regulatory and marketing approval for any product candidates that we may develop, acquire or in-license other assets or technologies, ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval, and operate as a public company. In light of our current resources and the cost of development, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development and general and administrative activities, and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

Financial Operations Overview

Revenue

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. Our total revenue to date has been generated principally from our collaboration and license agreements with Astellas, Vaxcyte, and other collaborators, and to a lesser extent, from manufacturing, supply and services and materials we provide to the above collaborators.

We derive revenue from collaboration arrangements, under which we may grant licenses to our collaboration partners to further develop and commercialize our proprietary product candidates. We may also perform research and development activities under the collaboration agreements. Consideration under these contracts generally includes a nonrefundable upfront payment, development, regulatory and commercial milestones and other contingent payments, and royalties based on net sales of approved products. Additionally, the collaborations may provide options for the customer to acquire from us materials and reagents, clinical product supply or additional research and development services under separate agreements. We assess which activities in the collaboration agreements are considered distinct performance obligations that should be accounted for separately. We develop assumptions that require judgment to determine whether the license to our intellectual property is distinct from the research and development services or participation in activities under the collaboration agreements.

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

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Internal costs:
Research and drug discovery	$7,947	$10,796
Process and product development	3,469	5,682
Manufacturing	2,480	11,198
Clinical development	1,588	3,152
Total internal costs	15,484	30,828
External Program Costs:
Research and drug discovery	1,261	1,419
Process and product development	51	820
Manufacturing	18,245	11,796
Clinical development	1,512	6,734
Total external program costs	21,069	20,769
Total research and development expenses	$36,553	$51,597

We expect a reduction in research and development expenses throughout 2026 as we strategically reprioritize our resources. However, over the longer term, we anticipate such expenses would increase as we advance our product candidates through clinical development, and continue to develop our external manufacturing capabilities.

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

Restructuring and Related Costs

In March 2025, we announced the March 2025 Restructuring Plan resulting in the prioritization of our three wholly-owned preclinical programs in our next-generation ADC pipeline. We also announced that we are deprioritizing additional investment into development of luvelta across all indications and are reducing headcount by nearly 50 percent. In September 2025, we announced a further reduction in our workforce of approximately one third of our remaining employees. In connection with these events, we reported clinical trial expenses and other third-party costs for the deprioritization of the luvelta program in "Restructuring and Related Costs" in our interim condensed Statements of Operations for the three months ended March 31, 2026.

Interest Income

Interest income consists primarily of interest earned on our invested funds.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense related to the sale of future Vaxcyte royalties represents the imputed interest expense on our deferred royalty obligation related to the sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method. As further described in the interim condensed financial statements in Note 8. Deferred Royalty Obligation related to the Sale of Future Royalties, in June 2023, we entered into the Purchase Agreement with Blackstone, pursuant to which we sold to Blackstone our 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte’s PCV products, such as VAX-24 and VAX-31.

Non-cash interest expense will be recognized over the estimated life of the royalty term arrangement using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest expense primarily includes a financing component under the Astellas Agreement and recorded interest expense associated with the upfront payment.

Comparison of the Three Months Ended March 31, 2026, and 2025

	Three Months Ended
	March 31,
	2026	2025	Change	Change (%)
	(in thousands)
Revenue	$14,523	$17,399	$(2,876)	(17)%
Operating expenses
Research and development	36,553	51,597	(15,044)	(29)%
General and administrative	7,584	13,273	(5,689)	(43)%
Restructuring and related costs	42	21,043	(21,001)	*
Total operating expenses	44,179	85,913	(41,734)	(49)%
Loss from operations	(29,656)	(68,514)	38,858	(57)%
Interest income	1,635	3,189	(1,554)	(49)%
Non-cash interest expense related to the sale of future royalties	(9,467)	(9,344)	(123)	1%
Interest and other income (expense), net	(1,011)	(1,292)	281	(22)%
Loss before provision for income taxes	(38,499)	(75,961)	37,462	(49)%
(Benefit) from / provision for income taxes	(15)	7	(22)	*
Net loss	$(38,484)	$(75,968)	$37,484	(49)%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	March 31,
	2026	2025	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$14,508	$16,879	$(2,371)	(14)%
Vaxcyte, Inc. ("Vaxcyte")	15	223	(208)	(93)%
Other	—	297	(297)	(100)%
Total revenue	$14,523	$17,399	$(2,876)	(17)%

Total revenue decreased by $2.9 million, or 17%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This was primarily due to a $2.4 million decrease from Astellas, of which $1.0 million related to ongoing performance on partially unsatisfied performance obligations under the Astellas Agreement, a $1.1 million decrease in research and development services and materials supply, and a $0.3 million decrease from the financing component under the Astellas Agreement. Additionally, Other revenue decreased by $0.3 million, primarily due to Ipsen’s decision in the second quarter of 2025 not to advance their partnership with us, and Vaxcyte revenue from research and development services decreased by $0.2 million.

Research and Development Expense

Research and development expense decreased by $15.0 million, or 29%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The overall decrease was due primarily to decreases of $8.0 million in personnel-related expenses, $4.7 million in preclinical research and clinical development expenses, $3.5 million in laboratory supplies, $3.3 million in allocated facilities and IT-related expenses, and $2.1 million in outside services, partially offset by an increase of $6.9 million in technology transfer expenses primarily driven by a $7.1 million charge related to a negotiated resolution associated with a pre‑existing technology transfer cost‑sharing arrangement. Following the implementation of the March 2025 Restructuring Plan, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements.

General and Administrative Expense

General and administrative expense decreased by $5.7 million, or 43%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The overall decrease was due primarily to decreases of $3.4 million in personnel-related expenses, $2.0 million in outside services, $0.2 million in allocated facilities and IT-related expenses, and $0.1 million in travel-related expenses. Some general and administrative expenses previously recorded under this category are now reported under "Restructuring and related costs" in our interim condensed financial statements following the implementation of our Restructuring Plans.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs from the Restructuring Plans, as further described and disclosed in Note 10 to our condensed financial statements:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$42	$4,255
Severance and benefits expense	—	8,510
Contract termination and other restructuring costs	—	8,278
Total	$42	$21,043

We do not expect significant restructuring expenses in future periods for the deprioritization of the luvelta program and related costs. The ultimate amount of expense will be affected by the timing to complete our cost commitments to our third-party CROs and CMOs and the full wind-down of the clinical trials. We will revise our estimates for the costs to deprioritize these studies for the luvelta program as new information becomes available to us in future periods.

Interest Income

Interest income decreased by $1.6 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due primarily to lower average investment balances and lower average rates of return in 2026.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $0.1 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $0.3 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to the financing component related to the Astellas Agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, sale of shares of Vaxcyte common stock, and a royalty monetization. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $202.6 million, and an accumulated deficit of $1,016.4 million.

Contingent payment from Astellas

In the first quarter of 2025, we earned a $7.5 million contingent payment from Astellas for their initiation of an IND-enabling toxicology study for the first program under our collaboration with Astellas. In the fourth quarter of 2025, we earned a $7.5 million contingent payment from Astellas for their initiation of an IND-enabling toxicology study for the second program under our collaboration with Astellas. In the first quarter of 2026, we earned a $10.0 million contingent payment from Astellas for their dosing of the first subject in a Phase 1 clinical trial in the territory for the first program under our collaboration with Astellas.

Underwritten Offering

On February 9, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to issue and sell 7,868,383 shares of its common stock (the “Shares”) to the Underwriters (the “February 2026 Offering”). The Shares were sold at an offering price of $13.98 per share. The gross proceeds from the February 2026 Offering were approximately $110.0 million, before deducting underwriting discounts and commissions and February 2026 Offering expenses.

Leases

In September 2020, we entered into a sublease agreement (the "Sublease”) with Five Prime Therapeutics, Inc. (the "Sublessor") for approximately 115,466 square feet, in a building located in South San Francisco, California (the "Premises"). We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the "Landlord"). We commenced using the remaining 29,711 square feet of the Premises (the "Expansion Premises") on July 1, 2023 under the Sublease. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $40.4 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of March 31, 2026 and December 31, 2025.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(42,259)	$(67,883)
Net cash used in investing activities	(45,264)	(16,258)
Net cash provided by financing activities	103,075	66
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,552	$(84,075)

Cash Flows from Operating Activities

Cash used in operating activities for the three months ended March 31, 2026 was $42.3 million. Our net loss of $38.5 million included non-cash amounts of $9.5 million for non-cash interest expense on our deferred royalty obligation, $1.6 million for stock-based compensation, $1.3 million for depreciation and amortization, $1.2 million for non-cash lease expense, and $0.4 million for the accretion of discount on marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $16.9 million, due to a decrease of $9.3 million in accrued compensation expense primarily due to bonuses paid in 2026 in connection with certain company 2025 goal achievements, an increase of $8.5 million in accounts receivable due primarily to the $10 million milestone payment to be received from Astellas, which was received in April 2026, a decrease of $2.5 million in accounts payable due to timing of payments, a decrease of $2.0 million in operating lease liabilities, a decrease of $2.0 million in deferred revenue resulting from revenue recognized under the Astellas Agreement, and an increase of $1.0 million in prepaid expenses and other assets due primarily to an increase in clinical trials activities for STRO-004, partially offset by an increase of $8.4 million in accrued expenses and other liabilities due primarily to an increase in technology transfer costs.

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

Cash Flows from Investing Activities

Cash used in investing activities of $45.3 million for the three months ended March 31, 2026 was primarily related to purchases of marketable securities of $124.7 million, partially offset by maturities of marketable securities of $76.2 million, and sales of marketable securities of $3.2 million.

Cash used in investing activities of $16.3 million for the three months ended March 31, 2025 was primarily related to purchases of marketable securities of $142.4 million, and purchases of property and equipment of $1.2 million, principally for laboratory equipment, partially offset by maturities and sales of marketable securities of $127.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $103.1 million for the three months ended March 31, 2026 was primarily related to net proceeds from the sale of common stock in February 2026.

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We had cash, cash equivalents and marketable securities of $202.6 million and $141.4 million as of March 31, 2026 and December 31, 2025, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-based securities, and U.S. government securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of March 31, 2026, had an accumulated deficit of $1,016.4 million. For the three months ended March 31, 2026 and the year ended December 31, 2025, our net loss was $38.5 million and $191.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our preclinical and clinical-stage product candidates and the development of our technology platform. Preclinical studies and clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of March 31, 2026, we had $202.6 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

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

If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Any future debt financings, if available, are likely to involve, restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. Adverse macro-economic conditions, including volatility in equity capital markets, fluctuating interest rates, tariffs, actual or perceived instability in the U.S. and global banking systems, and fluctuations in foreign exchange rates, could prevent us from raising additional capital in sufficient amounts or on terms acceptable to us, or at all. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates are in varying development stages and may fail in development or be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability. If we or our collaborators are unable to complete development of or commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have no products on the market, and our lead wholly-owned product candidate, STRO-004, is in early stages of clinical development for the treatment of solid tumors. Further, our other internal product candidates for cancer therapy are in preclinical development, including STRO-006 and STRO-227. Additionally, we have a partnered-program that is being evaluated in earlier stages of preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

Our business is dependent on the success of our product candidates, including STRO-004, STRO-006 and STRO-227, which are generated from our proprietary XpressCF® and XpressCF+®platforms. Existing and future preclinical studies and clinical trials of our product candidates may not be successful. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our proprietary XpressCF® and XpressCF+®platforms and our proprietary product candidates, including STRO-004, STRO-006 and STRO-227. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. We have not previously submitted a new drug application, or NDA, or a biologics license application, or BLA, to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. Our revenue may also be dependent, in part, on any third-party collaborator’s ability to co-commercialize such product candidate or to commercialize any companion diagnostic for such product candidate, as applicable. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

We are developing a pipeline of product candidates using our proprietary XpressCF®and XpressCF+® platforms. We believe that product candidates identified with our product discovery platform may offer an improved therapeutic approach by taking advantage of precision design and rapid empirical optimization, thereby reducing the dose-limiting toxic effects associated with existing products. However, the scientific research that forms the basis of our efforts to develop product candidates based on our XpressCF®and XpressCF+® platforms is ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our XpressCF® and XpressCF+® platforms is both preliminary and limited.

Our current and prior product candidates have been tested in a relatively limited number of clinical trial patients. We may ultimately discover that our XpressCF®and XpressCF+® platforms and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. XpressCF® and XpressCF+® product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue or they may trigger immune responses that inhibit the ability of the product candidate to reach the target tissue or that cause adverse side effects in humans. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary properties into these product candidates derived from our XpressCF® and XpressCF+® platforms. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on our XpressCF®and XpressCF+® platforms may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Although our XpressCF® and XpressCF+® platforms and certain product candidates have produced successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. These unknowns and other emerging findings from our clinical trials and preclinical studies may result in protocol amendments, which may result in additional costs and may also delay our anticipated clinical timelines.

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

If product candidates based on our XpressCF® and XpressCF+®platforms are unable to demonstrate sufficient safety and efficacy data to obtain marketing approval, we may never succeed in developing a marketable product, we may not become profitable, and the value of our common stock will decline. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. We are not aware of any company currently developing a therapeutic using our approach to ADC or dual-payload ADC development, and no regulatory authority has granted approval for such a therapeutic. We believe the FDA has limited experience with therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. For example, our product candidates contain cleavable or non-cleavable linker-payload combinations or novel payloads that may result in unforeseen events when administered in a human. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or an existing or future collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our XpressCF®and XpressCF+® platforms prove to be ineffective, unsafe or commercially unviable, our platforms and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have entered, and may in the future seek to enter, into collaborations with third parties for the development and commercialization of our product candidates using our XpressCF® and XpressCF+®platforms. If we fail to enter into such collaborations, or such collaborations are not successful, we may not be able to capitalize on the market potential of our XpressCF® and XpressCF+®platforms and resulting product candidates.

Since 2014, we have entered into several collaborations to develop and commercialize certain cancer and other therapeutics. Our XpressCF® and XpressCF+®platforms have also supported a spin-out company, now known as Vaxcyte Inc., focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. In addition, we may in the future seek third-party collaborators for research, development and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies have been, and will likely continue to be, our principal partners for marketing, distribution, development, licensing and broader collaboration arrangements. Under our existing collaboration agreements, and we expect, any future collaboration agreements, our ability to influence the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates is, and will likely remain, limited. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We are unable to predict the success of our collaborations, and we may not realize the anticipated benefits of our strategic collaborations. Our collaborators have discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, they apply to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by such collaborations. As a result, our collaborators may elect to de-prioritize our programs, change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. For example, each of EMD Serono, BMS, Merck and Ipsen elected not to continue the development of their licensed product candidates, and our existing collaborator, Astellas, decided not to nominate a third program under our collaboration; each such decision was noted as based on strategic portfolio considerations. Our collaborators may have other marketed products and product candidates under collaboration with other companies, including some of our competitors, and their corporate objectives may not be consistent with our best interests. Our collaborators may also be unsuccessful in developing or commercializing our products. If our collaborations are unsuccessful, our business, financial condition, results of operations and prospects could be adversely affected. Our collaborators may fail to live up to the terms of their agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth in such agreements. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming and distracting to our management and Board of Directors. Further, the type and timing of resolution of such disputes are difficult to predict; and there is the potential that we could fail to enforce our rights either in whole or in part. Lastly, even if we successfully enforce our rights under our agreements with our collaborators, there is the possibility that we could fail to recover our expectancy following the litigation or arbitration, particularly for collaborators that are not subject to the jurisdiction of U.S. courts.

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

To date, no product developed on a cell-free manufacturing platform has received approval from the FDA, so the requirements for the manufacturing of products using our XpressCF® and XpressCF+®platforms are uncertain.

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

We do not have the ability to independently conduct all aspects of our preclinical testing or clinical trials ourselves. We have accordingly relied in some cases and intend to rely in the future on third-party clinical investigators, CROs, clinical data management organizations and consultants to assist or provide the design, conduct, supervision and monitoring of preclinical studies and clinical trials of our product candidates. Because we intend to rely on these third parties and will not have the ability to conduct all preclinical studies or clinical trials independently, we will have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs and consultants will not be our employees, and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

The manufacture of biologics is complex, and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products, if approved, for patients, could be delayed or stopped.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs and specifications, lot consistency, timely availability of raw materials and other technical challenges. We have previously, and may continue to, source certain of the raw materials needed for our product candidates from outside the United States. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events, including the ongoing conflict in Iran, could cause such interruptions in the future. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

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

We may not be successful in our efforts to use our XpressCF®and XpressCF+® platforms to expand our pipeline of product candidates and develop marketable products.

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

As of March 31, 2026, we had 133 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

If we fail to comply with the regulatory requirements in international markets and do not receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations and prospects could be materially and adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, unexpected changes in tariffs, trade barriers, price and exchange controls, and other requirements, including escalating trade tensions, and reduced protection of intellectual property rights in some foreign countries, which may impact our cost of goods and ability to commercialize our product candidates internationally.

Price controls imposed in either the U.S. or foreign markets may adversely affect our future profitability.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in recent Executive Orders, several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Current and future presidential budget proposals and future legislation may contain further drug price control measures that could be enacted. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation, or MFN, price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. Recently, on December 23, 2025, Centers for Medicare & Medicaid Services (“CMS”) issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN pricing demonstration models under Medicare Part B and Part D. If these rules or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs compete with drugs that were reduced by MFN pricing.

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

Moreover, if a computer security breach affects our systems or results in the unauthorized release of personal information, our reputation could be materially damaged, we may be required to formally notify governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws. We could also be exposed to a risk of loss or litigation and potential liability under laws, regulations and contracts that protect the privacy and security of personal information that may result in regulatory scrutiny, fines, private right of action settlements, and other consequences. Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight. Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our business.

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

State net operating loss carryforwards may be similarly limited. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. Any such limitations may result in greater tax liabilities than we would incur in the absence of such limitations, and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

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

Therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems are a relatively new scientific field. We have obtained grants and issuances of, and have obtained a license from a third party on an exclusive basis to, patents related to our proprietary XpressCF® and XpressCF+®platforms. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody-drug conjugates, or components thereof.

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

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our licensors or collaborators encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished, and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors or collaborators are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business, financial condition, results of operations and prospects may be adversely affected.

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

Because the antibody-drug conjugate therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic payloads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-payload. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for a product incorporating these components, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-004, STRO-006, STRO-227 or any other product candidate. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+®platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

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

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval process described above, as well as additional risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. FDA approval does not ensure approval by regulatory authorities outside the United States and vice versa. From time to time during the development and regulatory approval process for our therapeutic candidates, we engage in discussions with the FDA and other regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. Sometimes different regulatory authorities provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or when we believe it is otherwise inappropriate. In addition, regulatory authorities may change their views on aspects of the clinical programs, including study designs, or the ability of the studies as designed to support approval of a product. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other regulatory authorities, the approval of our therapeutic candidates may be delayed, and their value may be reduced. Any delay or failure to obtain U.S. or foreign regulatory approval for a product candidate could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. Further, we do not control the operations, priorities, or decision-making of third-party collaborators. As a result, we are dependent on others to execute commercial activities in accordance with our timelines and strategic objectives. If third-party collaborators experience delays, fail to meet their obligations, or prioritize other programs over our product candidates, our commercialization effects could be significantly delayed. We may have limited visibility into their commercialization timelines, resource allocation, and strategic decision-making, which could hinder our ability to accurately forecast product launches and revenue generation. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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

We expect our operating results to be subject to quarterly and annual fluctuations. Our net income or loss and other operating results will be affected by numerous factors, including:

•
variations in the level of expense related to the ongoing development of our XpressCF® and XpressCF+®platforms, our product candidates or future development programs;
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

Our restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act, as amended, or Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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

Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision, including for all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

Our business, financial condition or results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, fluctuating interest and inflation rates, geopolitical challenges arising from the imposition of tariffs and escalating trade tensions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Tariffs and other trade restrictions imposed by the United States on imports of foreign goods from many countries have sharply risen and continue to fluctuate. Supply chain disruptions and delays as a result of any new tariffs or other trade restrictions could negatively impact our cost of materials and production processes. Further, the ongoing conflict in Iran could materially disrupt global shipping lanes, increase fuel prices, drive broader transportation cost inflation, and adversely affect our business, financial condition and results of operations.

Any further geopolitical conflicts, trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our product candidates. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments. Existing or future tariffs could have a material adverse effect on our business, results of operations, financial condition and prospects. Moreover, recent media reports have suggested potential increased tariffs on pharmaceutical products and ingredients, which may disrupt our supply chain and lead to greater uncertainty in the broader pharmaceutical industry.

Further, the capital and credit markets may be adversely affected by rising regional geopolitical tensions, and global sanctions imposed in response thereto. Our business and operations may be impacted by the current political instability and military hostilities in multiple geographies. Moreover, a severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We became a “smaller reporting company” as of December 31, 2022. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures. As a smaller reporting company, we still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: May 14, 2026	By:	/s/ Jane Chung
Jane Chung
Chief Executive Officer

Date: May 14, 2026	By:	/s/ Gregory Chow
Gregory Chow
Chief Financial Officer