Form 10-Q
period 2026-06-30
SUTRO BIOPHARMA, INC.
filed 2026-08-12
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, the registrant had 16,581,171 shares of common stock, $0.001 par value per share, outstanding.

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
•
We depend on our information technology systems, and any failure or serious disruptions of these systems, or those of our contract research organizations, or CROs, third-party vendors, or other contractors or consultants we may utilize, could adversely affect our business. The increasing use of artificial intelligence by cyber threat actors has increased the speed, sophistication and scale of phishing, business email compromise, credential theft, malware development, and other cyber-attacks. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.
•
Many of our third-party service providers increasingly incorporate AI technologies into their products and services or may themselves become targets of AI-enabled cyber-attacks. Security incidents affecting these third parties may adversely affect our operations even where our own systems remain uncompromised.
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

•
If we fail to maintain compliance with the minimum listing requirements of The Nasdaq Global Market, our common stock will be subject to delisting.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$54,335	$58,130
Marketable securities	110,011	83,298
Accounts receivable	5,797	3,977
Prepaid expenses and other current assets	5,504	5,521
Total current assets	175,647	150,926
Property and equipment, net	8,357	10,648
Operating lease right-of-use assets	8,467	10,903
Other non-current assets	1,133	495
Restricted cash	858	858
Total assets	$194,462	$173,830
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,356	$7,565
Accrued compensation	6,185	14,642
Deferred revenue - current	6,456	10,562
Operating lease liability - current	6,660	7,783
Accrued expenses and other current liabilities	30,241	34,581
Total current liabilities	52,898	75,133
Deferred revenue - non-current	—	2,028
Operating lease liability - non-current	4,123	7,891
Deferred royalty obligation related to the sale of future royalties	239,064	219,536
Other non-current liabilities	1,694	1,694
Total liabilities	297,779	306,282
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 16,576,205 and 8,584,309 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	17	9
Additional paid-in-capital	951,696	845,475
Accumulated other comprehensive (loss) income	(58)	19
Accumulated deficit	(1,054,972)	(977,955)
Total stockholders’ deficit	(103,317)	(132,452)
Total Liabilities and Stockholders’ Deficit	$194,462	$173,830

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$9,839	$63,745	$24,362	$81,144
Operating expenses
Research and development	31,695	38,325	68,248	89,922
General and administrative	7,831	10,343	15,415	23,616
Restructuring and related costs	201	18,422	243	39,465
Total operating expenses	39,727	67,090	83,906	153,003
Loss from operations	(29,888)	(3,345)	(59,544)	(71,859)
Interest income	1,723	2,519	3,358	5,708
Non-cash interest expense related to the sale of future royalties	(9,862)	(9,647)	(19,329)	(18,991)
Interest and other income (expense), net	(505)	(1,044)	(1,516)	(2,336)
Loss before provision for income taxes	(38,532)	(11,517)	(77,031)	(87,478)
Provision for / (benefit) from income taxes	1	(18)	(14)	(11)
Net loss	$(38,533)	$(11,499)	$(77,017)	$(87,467)
Net loss per share, basic and diluted	$(2.33)	$(1.35)	$(5.19)	$(10.31)
Weighted-average shares used in computing basic and diluted net loss per share	16,571,602	8,511,985	14,836,617	8,482,434

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(38,533)	$(11,499)	$(77,017)	$(87,467)
Other comprehensive gain (loss):
Net unrealized gain (loss) on available-for-sale securities	43	(4)	(77)	(52)
Comprehensive loss	$(38,490)	$(11,503)	$(77,094)	$(87,519)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2025	8,584,309	$9	$845,475	$19	$(977,955)	$(132,452)
Exercise of common stock options	4,994	—	28	—	—	28
Issuance of common stock under Employee Stock Purchase Plan	10,728	—	81	—	—	81
Vesting of restricted stock units	106,157	—	—	—	—	—
Stock transactions associated with taxes withheld on restricted stock units	(7,768)	—	(160)	—	—	(160)
Stock-based compensation expense	—	—	1,562	—	—	1,562
Issuance of common stock in connection with public offering, net of issuance costs of $8,233	7,868,383	8	102,650	—	—	102,658
Net unrealized loss on available-for-sale securities	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(38,484)	(38,484)
Balances at March 31, 2026	16,566,803	$17	$949,636	$(101)	$(1,016,439)	$(66,887)
Exercise of common stock options	3,451	—	50	—	—	50
Vesting of restricted stock units	5,951	—	—	—	—	—
Stock-based compensation expense	—	—	2,010	—	—	2,010
Net unrealized gain on available-for-sale securities	—	—	—	43	—	43
Net loss	—	—	—	—	(38,533)	(38,533)
Balances at June 30, 2026	16,576,205	$17	$951,696	$(58)	$(1,054,972)	$(103,317)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2024	8,306,398	$8	$831,423	$39	$(786,869)	$44,601
Issuance of common stock under Employee Stock Purchase Plan	35,809	—	246	—	—	246
Vesting of restricted stock units	158,155	—	—	—	—	—
Stock transactions associated with taxes withheld on restricted stock units	(11,735)	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	5,538	—	—	5,538
Net unrealized loss on available-for-sale securities	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(75,968)	(75,968)
Balances at March 31, 2025	8,488,627	$8	$837,027	$(9)	$(862,837)	$(25,811)
Reversal of common stock under Employee Stock Purchase Plan	(250)	—	—	—	—	—
Vesting of restricted stock units	43,616	1	—	—	—	1
Stock transaction associated with taxes withheld on restricted stock units	(6,265)	—	(61)	—	—	(61)
Stock-based compensation expense	—	—	5,263	—	—	5,263
Net unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(11,499)	(11,499)
Balances at June 30, 2025	8,525,728	$9	$842,229	$(13)	$(874,336)	$(32,111)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net loss	$(77,017)	$(87,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,540	3,800
Accretion of discount on marketable securities	(898)	(2,149)
Stock-based compensation	3,572	10,801
Non-cash lease expenses	2,436	2,841
Non-cash interest expense on deferred royalty obligation	19,329	18,991
Other	206	303
Changes in operating assets and liabilities:
Accounts receivable	(1,820)	617
Prepaid expenses and other assets	(621)	6,421
Accounts payable	(4,232)	(5,726)
Accrued compensation	(8,457)	(1,141)
Accrued expenses and other liabilities	(4,562)	7,112
Deferred revenue	(6,134)	(63,449)
Operating lease liability	(4,891)	(3,561)
Net cash used in operating activities	(80,549)	(112,607)
Investing activities
Purchases of marketable securities	(152,551)	(170,973)
Maturities of marketable securities	108,236	135,750
Sales of marketable securities	18,423	22,805
Purchases of equipment and leasehold improvements	(11)	(1,260)
Net cash used in investing activities	(25,903)	(13,678)
Financing activities
Proceeds from sales of common stock, net of issuance costs	102,658	—
Proceeds from exercise of common stock options	78	—
Taxes paid related to net shares settlement of restricted stock units	(160)	(240)
Proceeds from employee stock purchase plan	81	246
Net cash provided by financing activities	102,657	6
Net decrease in cash, cash equivalents and restricted cash	(3,795)	(126,279)
Cash, cash equivalents and restricted cash at beginning of period	58,988	191,162
Cash, cash equivalents and restricted cash at end of period	$55,193	$64,883
Supplemental disclosure of cash flow information:
Income tax paid (refunds received)	$(14)	$11
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expense	$256	$23
Financing component associated with program fees	$1,427	$2,008

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

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of June 30, 2026, there was an accumulated deficit of $1,055.0 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of June 30, 2026, the Company had unrestricted cash, cash equivalents, and marketable securities of $164.3 million which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, and marketable securities as of June 30, 2026 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these interim condensed financial statements.

Reverse Stock Split

On December 2, 2025, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to implement a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. The Reverse Stock Split was reflected on the Nasdaq Global Market beginning with the opening of trading on December 3, 2025 and did not alter the par value of the common stock, change the number of authorized shares, or modify any voting rights or other terms of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who were affected by a fractional share were rounded up to the nearest full share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options to purchase shares of Common Stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive and inducement plans, and employee stock purchase plan. All share amounts and per share amounts related to December 31, 2024, March 31, 2025 and June 30, 2025 disclosed in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the Reverse Stock Split.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain costs and expenses. ASU 2024-03 should be applied on a prospective basis, and retrospective application is permitted. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its interim condensed financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company's condensed Balance Sheets that sum to the total of the same amounts shown in the Company's condensed Statements of Cash Flows.

	June 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$54,335	$64,025
Restricted cash	858	858
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$55,193	$64,883

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs in the condensed balance sheets until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the Company choose to not initiate such financing, the deferred offering costs would be immediately expensed as operating expenses. As of June 30, 2026, the Company had no deferred offering costs.

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte (the “Vaxcyte License Agreement”) approximates its fair value as of June 30, 2026, and is based on the Company's current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

Foreign Currency Translation

The Company’s financial statements are presented in U.S. dollars. The Company's functional currency is USD. Income and expenses have been translated into U.S. dollars at average monthly exchange rates for the period. Assets and liabilities have been translated using exchange rates on the balance sheets dates.

Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying condensed statements of operations within research and development expenses, and interest and other (income) expense, net. For the three months ended June 30, 2026, the Company recorded an immaterial net foreign currency transaction gain/loss. For the six months ended June 30, 2026, the Company recorded a net foreign currency transaction gain of $0.1 million. For the three and six months ended June 30, 2025, the Company recorded a net foreign currency transaction loss of $0.2 million and $0.3 million, respectively.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$44,695	$44,695	$—	$—
Commercial paper	26,761	—	26,761	—
Corporate debt securities	44,005	—	44,005	—
Asset-backed securities	32,261	—	32,261	—
U.S. government securities	14,950	14,950	—	—
Total	$162,672	$59,645	$103,027	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$51,333	$51,333	$—	$—
Commercial paper	29,139	—	29,139	—
Corporate debt securities	16,952	—	16,952	—
Asset-backed securities	7,280	—	7,280	—
U.S. government securities	29,927	29,927	—	—
Total	$134,631	$81,260	$53,371	$—

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of June 30, 2026 and December 31, 2025, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	June 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$44,695	$—	$—	$44,695
Commercial paper	26,773	—	(12)	26,761
Corporate debt securities	44,020	1	(16)	44,005
Asset-backed securities	32,275	1	(15)	32,261
U.S. government securities	14,967	—	(17)	14,950
Total	162,730	2	(60)	162,672
Less amounts classified as cash equivalents	(52,663)	—	2	(52,661)
Total marketable securities	$110,067	$2	$(58)	$110,011

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$51,333	$—	$—	$51,333
Commercial paper	29,134	5	—	29,139
Corporate debt securities	16,950	2	—	16,952
Asset-backed securities	7,281	—	(1)	7,280
U.S. government securities	29,914	13	—	29,927
Total	134,612	20	(1)	134,631
Less amounts classified as cash equivalents	(51,333)	—	—	(51,333)
Total marketable securities	$83,279	$20	$(1)	$83,298

No marketable securities had maturities of more than one year as of June 30, 2026 and December 31, 2025.

During the three and six months ended June 30, 2026, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after June 30, 2026, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of June 30, 2026. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and marketable securities as of June 30, 2026 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of June 30, 2026 and December 31, 2025.

In accordance with the collaboration, license and supply agreements, the Company recognized revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Astellas Pharma Inc. (“Astellas”)	$9,637	$7,415	$24,145	$24,294
Vaxcyte, Inc. ("Vaxcyte")	177	165	192	388
Ipsen Pharma SAS (“Ipsen”)	—	56,069	—	56,357
Other	25	96	25	105
Total revenue	$9,839	$63,745	$24,362	$81,144

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the six months ended June 30, 2026:

Six Months Ended
June 30, 2026
(in thousands)
Deferred revenue—December 31, 2025	$12,590
Additions to deferred revenue	10,000
Recognition of revenue in current period	(16,134)
Deferred revenue—June 30, 2026	$6,456

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

Revenues under the Astellas Agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$4,177	$5,410	$16,135	$18,368
Research and development services	495	609	1,051	1,507
Financing component on unearned revenue	516	832	1,427	2,008
Materials supply	4,449	564	5,532	2,411
Total revenue	$9,637	$7,415	$24,145	$24,294

As of June 30, 2026 and December 31, 2025, there were $6.5 million and $12.6 million, respectively, of deferred revenue related to the upfront and contingent payment received by the Company under the Astellas Agreement and the CFE Supply Agreement.

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and their agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the Vaxcyte License Agreement, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of June 30, 2026 and December 31, 2025, such accruals related to the Vaxcyte Supply Agreement were $7.1 million and $12.7 million, respectively.

For the three and six months ended June 30, 2026, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $0.1 million and $0.3 million, respectively.

For the three and six months ended June 30, 2025, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $0.8 million and $1.1 million, respectively. These reimbursements were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

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

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of June 30, 2026.

Revenues under the Vaxcyte agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development services	$22	$147	$37	$369
Materials supply	155	18	155	19
Total revenue	$177	$165	$192	$388

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

Revenues under the Ipsen agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$—	$50,429	$—	$50,429
Research and development services	—	17	—	71
Materials supply	—	5,623	—	5,857
Total revenue	$—	$56,069	$—	$56,357

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

The Company recognizes rent expense for these operating leases on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Operating lease cost	$1,567	$1,984	$3,146	$3,968
Short-term lease cost	69	60	134	99
Variable lease cost	752	718	1,488	1,440
Total lease costs	$2,388	$2,762	$4,768	$5,507

During the three and six months ended June 30, 2026, the Company recorded operating lease expense of $1.6 million and $3.1 million, respectively. For the six months ended June 30, 2026, the Company paid $5.6 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

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

As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease term was 1.5 years and 2.0 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
Remaining in 2026	$3,394
2027	8,289
Total lease payments	11,683
Less: imputed interest	(900)
Operating lease liabilities	10,783
Less: current portion	(6,660)
Total lease liabilities, non-current	$4,123

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$7,124	$12,713
CMO-related accrual	7,251	5,853
Clinical trials-related accrual	1,632	504
Restructuring related accrual	11,506	12,598
Other	2,728	2,913
Total accrued expenses and other current liabilities	$30,241	$34,581

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than its original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of June 30, 2026, the effective interest rate used by the Company to amortize the liability is 17.03%.

During the three and six months ended June 30, 2026, the Company recognized $9.9 million and $19.3 million, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. During the three and six months ended June 30, 2025, the Company recognized $9.7 million and $19.0 million, respectively, of non-cash interest expense on the deferred royalty obligation. As of June 30, 2026, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the six months ended June 30, 2026:

June 30,
2026
(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$219,536
Non-cash interest expense associated with the sale of future Vaxcyte royalties	19,329
Amortization of issuance costs	199
Liability related to the sale of future Vaxcyte royalties - ending balance	$239,064

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

Summary of the segment net loss, including significant segment expenses, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$9,839	$63,745	$24,362	$81,144
Less:
Personnel-related expenses	(12,776)	(21,823)	(26,713)	(48,793)
Outside services	(17,194)	(16,369)	(39,269)	(35,747)
Preclinical research and clinical development expenses	(2,651)	1,356	(3,896)	(4,599)
Laboratory supplies	(722)	(3,397)	(1,335)	(7,556)
Facility and maintenance expenses	(2,934)	(3,818)	(5,994)	(7,253)
Equipment and office-related expenses	(3,089)	(4,388)	(6,182)	(9,114)
Travel-related expenses	(160)	(229)	(274)	(476)
Restructuring and related costs	(201)	(18,422)	(243)	(39,465)
Operating expenses	(39,727)	(67,090)	(83,906)	(153,003)
Loss from operations	(29,888)	(3,345)	(59,544)	(71,859)
Non-cash interest expense related to the sale of future royalties	(9,862)	(9,647)	(19,329)	(18,991)
Interest income	1,723	2,519	3,358	5,708
Interest and other income (expense), net	(505)	(1,044)	(1,516)	(2,336)
Non-operating loss	(8,644)	(8,172)	(17,487)	(15,619)
Loss before provision for income taxes	(38,532)	(11,517)	(77,031)	(87,478)
Income tax benefits (expense)	(1)	18	14	11
Segment net loss	$(38,533)	$(11,499)	$(77,017)	$(87,467)

All of the Company’s long-lived assets are maintained in the United States.

10. Restructuring and Related Costs

As discussed in Note 1, in connection with the Restructuring Plans, the Company reported the following costs in restructuring and other costs of deprioritized program:

•
Clinical trial expenses and other third-party costs for the deprioritization of the luvelta program;
•
Severance and benefits expense; and
•
Contract termination and other costs.

Total restructuring and related costs from the Restructuring Plans include the following:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)		(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$201	$13,006	$243	$17,261
Severance and benefits expense	—	3,862	—	12,372
Contract termination and other restructuring costs	—	1,554	—	9,832
Total	$201	$18,422	$243	$39,465

The Company substantially completed the Restructuring Plans in the first quarter of 2026.

Clinical trial expense, and other third-party costs for the deprioritization of luvelta, including contract termination costs

The clinical costs associated with deprioritization of the luvelta program primarily include third-party costs with the Company's CROs and CMOs who support the clinical trial and other development expenses to transition patients from the

Company-led trials to standard of care or, in limited cases, post-trial access, as well as direct employee costs supporting these efforts. The Company also incurred termination costs with CMOs who support certain manufacturing services of luvelta that were cancelled as part of the restructuring. Payments for third party and internal costs incurred during the six months ended June 30, 2026 were $1.0 million. As of June 30, 2026, the aggregated accruals of $11.5 million associated with these costs are reported within accrued expenses and other current liabilities.

Severance and Benefit Expense

Employees affected by the reduction in force under the Restructuring Plans are entitled to receive severance payments and certain Company-funded benefits. The following table provides details regarding the severance and other termination benefit expense and a reconciliation of such liability for the six months ended June 30, 2026, which is reported within accrued compensation on the condensed Balance Sheet:

June 30, 2026
(in thousands)
Liability balance as of December 31, 2025	$2,847
Payments during the period	(2,572)
Liability balance as of June 30, 2026	$275

No significant expenses are expected to be incurred in connection with severance payments and certain Company-funded benefits for the Restructuring Plans.

Further, under the Company's Severance and Change in Control Plan (the “CIC Plan”), eligible employees terminated in connection with the March 2025 Restructuring Plan are entitled to acceleration of their unvested equity awards. During the six months ended June 30, 2026, these expenses amounted to zero. During the three and six months ended June 30, 2025, these expenses amounted to $2.5 million and $3.3 million, respectively, and were recorded under ASC 718, Compensation—Stock Compensation ("ASC-718"). No future amounts are expected to be incurred in connection with acceleration of unvested equity.

Assets Held for Sale

In December 2025, the Company conducted an auction, with the assistance of a third party, of certain of its property and equipment at the San Carlos facility. The assets auctioned remained at the San Carlos Facility as of December 31, 2025. The Company classified such assets as held-for-sale assets on December 31, 2025 and remeasured them to the fair value minus costs to sell of $0.4 million, which is included in prepaid expenses and other current assets on the Balance Sheet. The Company had no held-for-sale assets as of June 30, 2026.

11. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	June 30,	December 31,
	2026	2025
Common stock options issued and outstanding	1,445,985	917,809
Restricted stock units issued and outstanding	410,619	417,772
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	470,497	676,072
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	59,088	69,816
Warrants to purchase common stock	12,759	12,759
Total	2,398,948	2,094,228

Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026, the Company had 470,497 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s Equity Incentive Plans:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2025	917,809	$55.33
Granted	602,834	21.22
Exercised	(8,445)	9.29
Canceled and forfeited	(66,213)	59.95
Stock options outstanding at June 30, 2026	1,445,985	41.17
Stock options exercisable at June 30, 2026	623,980	$71.19

Restricted Stock Units

The RSUs vest annually, and generally, will become fully vested over four years. A summary of the status and activity of non-vested RSUs during the six months ended June 30, 2026 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2025	417,772	$22.63
Granted	142,375	20.55
Vested and released	(112,108)	30.42
Canceled and forfeited	(37,420)	21.17
Non-vested June 30, 2026	410,619	$19.91

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

As of June 30, 2026, 245,912 shares had been purchased and 59,088 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development expense	$962	$1,433	$1,763	$3,717
General and administrative expense	1,048	1,346	1,809	3,795
Restructuring and related costs	—	2,484	—	3,289
Total	$2,010	$5,263	$3,572	$10,801

As of June 30, 2026, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $10.8 million and $6.6 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 3.0 years and 2.5 years, respectively. As of June 30, 2026, there was immaterial unrecognized stock-based compensation expense related to the ESPP.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(38,533)	$(11,499)	$(77,017)	$(87,467)
Denominator:
Shares used in computing net loss per share	16,571,602	8,511,985	14,836,617	8,482,434
Net loss per share, basic and diluted	$(2.33)	$(1.35)	$(5.19)	$(10.31)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended June 30, 2026, and 2025, because including them would have been antidilutive:

	As of June 30,
	2026	2025
Common stock options issued and outstanding	1,445,985	961,503
Restricted stock units issued and outstanding	410,619	624,808
Warrants to purchase common stock	12,759	12,759
Shares to be issued under employee stock purchase plan	9,049	40,106
Total	1,878,412	1,639,176

14. Defined Contribution Plan

The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. Eligible employees may contribute a percentage of their compensation to this plan, subject to statutory limitations. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively. The Company recorded contribution expenses of $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

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

The Phase 1 open-label, multicenter trial of STRO-004 is designed to evaluate the safety, pharmacokinetics, and preliminary anti-tumor activity of STRO-004 in patients with advanced TF-expressing solid tumors, including non-small cell lung cancer, head and neck squamous cell carcinoma, cervical cancer, colorectal cancer, pancreatic ductal adenocarcinoma, endometrial cancer, bladder cancer and gastric/esophogeal cancer. The dose-escalation phase includes multiple cohorts with ascending dose levels, supported by strong tolerability in non-human primates at up to 50 mg/kg. In August 2026, we reported encouraging early clinical activity including confirmed and unconfirmed partial responses with favorable safety and pharmacokinetics (PK) observed in ongoing Phase 1 trial, and that dose optimization continues between 4-5 mg/kg with the maximum tolerated dose yet to be defined.

We initiated this Phase 1 trial in November 2025 at U.S.-only sites. The trial includes heavily pretreated patients (median of 3 prior lines of therapy [range 1–7]) across eight tumor types unselected for TF expression. In pancreatic and colorectal cancer patients, 100% of patients received one or more prior irinotecan-containing regimens, which has been associated with reduced activity of topoisomerase 1 inhibitor payloads.

Key observations as of the data cutoff date of July 24, 2026 for this trial include:

•
Multiple responses, including confirmed and ongoing unconfirmed partial responses, across three tumor types in RECIST-evaluable patients to date; including pancreatic cancer, head and neck cancer, and non-small cell lung cancer at the 3 and 4 mg/kg dose levels.
•
Favorable tolerability profile, with mostly low-grade adverse events (AEs) observed. Overall discontinuation rate due to AEs was low at 6%.
o
All-grade treatment related adverse events (TRAEs) that occurred in more than 15% of patients were nausea (33%), fatigue (29%), and anemia (18%).
o
Other TRAEs of note that occurred in more than 5% of patients included:
▪
Hematologic events: Neutrophil count decreased (6%), platelet count decreased (6%)
▪
On-target TF-related events: Epistaxis (12%), stomatitis (10%), mucosal inflammation (8%), conjunctivitis (8%), dry eye (7%); these events were predominantly grade 1-2
▪
Grade 3+ events: Anemia (14%); all grade 3.
o
Dose limiting toxicities occurred only at the highest dose level tested (5 mg/kg), and appeared to be largely driven by target-related toxicity, resulting in dose reduction but no study drug discontinuations.
•
Predictable PK in patients, consistent with preclinical data, demonstrating dose-proportional ADC exposures at all doses, with no evidence of Target Mediated Drug Disposition.
o
STRO-004 has demonstrated a half-life of nearly seven days, preserving 98% DAR8 configuration, while free exatecan concentration remains low, delayed, and formation-limited.

We expect to provide the next update on STRO-004 development in the first half of 2027. Further, we expect to initiate expansion cohorts in one or more of the indications of interest in the first half of 2027.

Our preclinical assets include STRO-227 and STRO-006. STRO-006 is an ADC targeting Integrinß6, or ITGB6. We believe STRO-006 has the potential to be a best-in-class ADC targeting ITGB6 based on preclinical studies that have demonstrated potent antitumor activity and the potential for a differentiated safety profile. We expect to initiate a Phase 1 clinical trial in connection with STRO-006 in the third quarter of 2026.

STRO-227 is our first wholly-owned dual-payload ADC, targeting Protein Tyrosine Kinase 7, or PTK7. This approach incorporates two distinct cytotoxic payloads, MMAE (DAR2) is designed to inhibit tubulin and exatecan (DAR8) is designed to inhibit topoisomerase, enabling complementary mechanisms of action within a single molecule. We have initiated certain chemistry, manufacturing and controls, or CMC, related activities for the PTK7-targeting dual-payload ADC and anticipate submitting an IND in connection with this program in late 2026.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multitarget, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology and we may enter into additional such collaborations in the future. We have an ongoing multitarget iADC collaboration with Astellas Pharma Inc. for the development of iADC targets. Clinical trials for the first iADC licensed pursuant to the Astellas Agreement were initiated in the first quarter of 2026 and we expect the second iADC collaboration program to enter the clinic by the end of 2026. In addition, we may partner or out-license our wholly-owned preclinical or clinical development programs depending on resource and capital availability.

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

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck, Astellas, Vaxcyte, Ipsen, EMD Serono, BioNova, and Tasly, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public and other offerings of common stock, sales of our common stock through our At-the-Market Facility pursuant to our Open Market Sales AgreementSM dated April 2, 2021 with Jefferies LLC, which was terminated in March of 2026, our At-the-Market Facility pursuant to our Sales Agreement dated March 23, 2026, or the Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, debt financing, sale of our holdings of Vaxcyte common stock, and the royalty monetization agreement with Blackstone.

In March 2025, our Board of Directors approved a strategic portfolio review, or the March 2025 Restructuring Plan, with an associated planned reduction in our workforce, as a result of its review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. In connection with this March 2025 Restructuring Plan, we deprioritized further investment in our late stage clinical development product candidate, luveltamab tazevibulin, which development has been terminated, and refocused our activities on our clinical and preclinical pipeline, including STRO-004, STRO-227, and STRO-006. In addition, in 2025, we made the strategic decision to cease operations at our San Carlos manufacturing facility and rely on an external manufacturing strategy, in which all elements of our product candidates and platform reagents are manufactured by qualified third-party CMOs. We have identified contract manufacturing organizations, or CMOs, to serve as our strategic partner for the production of cell-free extract and custom reagents used in our cell-free production, and have completed technology transfers to these CMOs. Given the success of these technology transfers, we wound down our manufacturing activities in our San Carlos facility at the end of 2025 and completed the exit of the facility in 2026 upon expiration of our leases.

In September 2025, we announced a further reduction in our workforce of approximately one third of our remaining employees, or the September 2025 Restructuring Plan, and, together with the March 2025 Restructuring Plan, the Restructuring Plans, which was intended to further reduce operating costs, streamline operations, and extend our cash runway.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $59.5 million and a net loss of $77.0 million for the six months ended June 30, 2026. We had a loss from operations of $71.9 million and a net loss of $87.5 million for the six months ended June 30, 2025. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of June 30, 2026, we had an accumulated deficit of $1,055.0 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. In light of our current resources and the cost of development, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development and general and administrative activities, and the timing of achievement and receipt of upfront, milestones and other collaboration agreement payments.

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

The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our product candidates may be affected by a variety of factors including: the safety and efficacy of our product candidates, early clinical data, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$7,295	$10,183	$15,242	$20,979
Process and product development	3,459	5,239	6,928	10,921
Manufacturing	2,707	10,457	5,187	21,655
Clinical development	1,398	930	2,986	4,082
Total internal costs	14,859	26,809	30,343	57,637
External Program Costs:
Research and drug discovery	1,104	3,224	2,365	4,643
Process and product development	261	493	312	1,313
Manufacturing	12,361	8,795	30,606	20,591
Clinical development	3,110	(996)	4,622	5,738
Total external program costs	16,836	11,516	37,905	32,285
Total research and development expenses	$31,695	$38,325	$68,248	$89,922

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

Restructuring and Related Costs

In March 2025, we announced the March 2025 Restructuring Plan resulting in the prioritization of our three wholly-owned preclinical programs in our next-generation ADC pipeline. We also announced that we are deprioritizing additional investment into development of luvelta across all indications and are reducing headcount by nearly 50 percent. In September 2025, we announced a further reduction in our workforce of approximately one third of our remaining employees. In connection with these events, we reported clinical trial expenses and other third-party costs for the deprioritization of the luvelta program in "Restructuring and Related Costs" in our interim condensed Statements of Operations.

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

Comparison of the Three Months Ended June 30, 2026, and 2025

	Three Months Ended
	June 30,
	2026	2025	Change	Change (%)
	(in thousands)
Revenue	$9,839	$63,745	$(53,906)	(85)%
Operating expenses
Research and development	31,695	38,325	(6,630)	(17)%
General and administrative	7,831	10,343	(2,512)	(24)%
Restructuring and related costs	201	18,422	(18,221)	(99)%
Total operating expenses	39,727	67,090	(27,363)	(41)%
Loss from operations	(29,888)	(3,345)	(26,543)	794%
Interest income	1,723	2,519	(796)	(32)%
Non-cash interest expense related to the sale of future royalties	(9,862)	(9,647)	(215)	2%
Interest and other income (expense), net	(505)	(1,044)	539	(52)%
Loss before provision for income taxes	(38,532)	(11,517)	(27,015)	235%
(Benefit) from / provision for income taxes	1	(18)	19	*
Net loss	$(38,533)	$(11,499)	$(27,034)	235%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	June 30,
	2026	2025	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$9,637	$7,415	$2,222	30%
Vaxcyte, Inc. ("Vaxcyte")	177	165	12	7%
Ipsen Pharma SAS (“Ipsen”)	—	56,069	(56,069)	(100)%
Other	25	96	(71)	(74)%
Total revenue	$9,839	$63,745	$(53,906)	(85)%

Total revenue decreased by $53.9 million, or 85%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This was primarily due to a $56.0 million decrease from Ipsen, which included the derecognition of $53.2 million in deferred revenue as a result of Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us, and a $2.7 million decrease in manufacturing activities supporting clinical trial supply. These decreases were partially offset by a $2.2 million increase from Astellas, related to a $3.8 million net increase in research and development services and materials supply, partially offset by a $1.2 million decrease in ongoing performance on partially unsatisfied performance obligations under the Astellas Agreement, and a $0.3 million decrease from the financing component under the Astellas Agreement.

Research and Development Expense

Research and development expense decreased by $6.6 million, or 17%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The overall decrease was due primarily to decreases of $5.8 million in personnel-related expenses, $3.2 million in allocated facilities and IT-related expenses, $2.7 million in laboratory supplies, and $0.2 million in equipment and office-related expenses, partially offset by a $4.0 million increase in preclinical research and clinical development expenses and a $1.3 million increase in outside services. Following the implementation of the March 2025 Restructuring Plan, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements.

General and Administrative Expense

General and administrative expense decreased by $2.5 million, or 24%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The overall decrease was due primarily to decreases of $2.1 million in personnel-related expenses, $0.1 million in outside services, $0.1 million in allocated facilities and IT-related expenses, $0.1 million in travel-related expenses, and $0.1 million in equipment and office-related expenses.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs from the Restructuring Plans, as further described and disclosed in Note 10 to our condensed financial statements:

	Three Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$201	$13,006
Severance and benefits expense	—	3,862
Contract termination and other restructuring costs	—	1,554
Total	$201	$18,422

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

Interest Income

Interest income decreased by $0.8 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due primarily to lower average investment balances and lower average rates of return in 2026.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $0.2 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $0.5 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to the financing component related to the Astellas Agreement.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended
	June 30,
	2026	2025	Change	Change (%)
	(in thousands)
Revenues	$24,362	$81,144	$(56,782)	(70)%
Operating expenses
Research and development	68,248	89,922	(21,674)	(24)%
General and administrative	15,415	23,616	(8,201)	(35)%
Restructuring and related costs	243	39,465	(39,222)	(99)%
Total operating expenses	83,906	153,003	(69,097)	(45)%
Loss from operations	(59,544)	(71,859)	12,315	(17)%
Interest income	3,358	5,708	(2,350)	(41)%
Non-cash interest expense related to the sale of future royalties	(19,329)	(18,991)	(338)	2%
Interest and other income (expense), net	(1,516)	(2,336)	820	(35)%
Loss before provision for income taxes	(77,031)	(87,478)	10,447	(12)%
(Benefit) from / provision for income taxes	(14)	(11)	(3)	27%
Net loss	$(77,017)	$(87,467)	$10,450	(12)%

Revenue

We have recognized revenue as follows during the indicated periods:

	Six Months Ended
	June 30,
	2026	2025	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$24,145	$24,294	$(149)	(1)%
Vaxcyte, Inc. ("Vaxcyte")	192	388	(196)	(51)%
Ipsen Pharma SAS (“Ipsen”)	—	56,357	(56,357)	(100)%
Other	25	105	(80)	(76)%
Total revenue	$24,362	$81,144	$(56,782)	(70)%

Total revenue decreased by $56.8 million, or 70%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This was primarily due to a $56.4 million decrease from Ipsen, which included the derecognition of $53.2 million in deferred revenue as a result of Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us and a $3.2 million decrease in research and development services and manufacturing activities supporting clinical trial supply. Revenue also decreased by $0.2 million from Vaxcyte, related to research and development services and materials supply, and $0.1 million from Astellas, of which $2.2 million related to ongoing performance on partially unsatisfied performance obligations and $0.6 million related to the financing component under the Astellas Agreement, partially offset by a $2.7 million increase in research and development services and materials supply.

Research and Development Expense

Research and development expense decreased by $21.7 million, or 24%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The overall decrease was due primarily to decreases of $13.7 million in personnel-related expenses, $6.5 million in allocated facilities and IT-related expenses, $6.2 million in laboratory supplies, $0.8 million in outside services, $0.7 million in preclinical research and clinical development expenses, $0.5 million in equipment and office-related expenses, and $0.1 million in travel-related expenses, partially offset by an increase of $6.9 million in technology transfer expenses primarily related to a negotiated resolution associated with a preexisting technology transfer cost‑sharing arrangement. Following the implementation of the Restructuring Plan, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements.

General and Administrative Expense

General and administrative expense decreased by $8.2 million, or 35%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The overall decrease was due primarily to decreases of $5.5 million in personnel-related expenses, $2.1 million in outside services, $0.3 million in allocated facilities-related expenses, $0.1 million in travel-related expenses, and $0.1 million in equipment and office-related expenses. Some general and administrative expenses previously recorded under this category are now reported under "Restructuring and related costs" in our interim condensed financial statements following the implementation of our Restructuring Plan.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs, as further described and disclosed in Note 10 to our condensed financial statements:

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$243	$17,261
Severance and benefits expense	—	12,372
Contract termination and other restructuring costs	—	9,832
Total	$243	$39,465

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

Interest Income

Interest income decreased by $2.4 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due primarily to lower average investment balances and lower average rates of return in 2026.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $0.3 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $0.8 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the financing component related to the Astellas Agreement.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, sale of shares of Vaxcyte common stock, and a royalty monetization. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $164.3 million, and an accumulated deficit of $1,055.0 million.

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

Leases

In September 2020, we entered into a sublease agreement (the "Sublease”) with Five Prime Therapeutics, Inc. (the "Sublessor") for approximately 115,466 square feet, in a building located in South San Francisco, California (the "Premises"). We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the "Landlord"). We commenced using the remaining 29,711 square feet of the Premises (the "Expansion Premises") on July 1, 2023 under the Sublease. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $40.4 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our Balance Sheets as of June 30, 2026 and December 31, 2025.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(80,549)	$(112,607)
Net cash used in investing activities	(25,903)	(13,678)
Net cash provided by financing activities	102,657	6
Net decrease in cash, cash equivalents and restricted cash	$(3,795)	$(126,279)

Cash Flows from Operating Activities

Cash used in operating activities for the six months ended June 30, 2026 was $80.5 million. Our net loss of $77.0 million included non-cash amounts of $19.3 million for non-cash interest expense on our deferred royalty obligation, $3.6 million for stock-based compensation, $2.5 million for depreciation and amortization, $2.4 million for non-cash lease expense, and $0.9 million for the accretion of discount on marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $30.7 million, due to a decrease of $8.5 million in accrued compensation expense primarily due to bonuses paid in 2026 in connection with certain company 2025 goal achievements, a decrease of $6.1 million in deferred revenue resulting from revenue recognized under the Astellas Agreement, a decrease of $4.9 million in operating lease liabilities, a decrease of $4.6 million in accrued expenses and other liabilities due primarily to a payment made to Vaxcyte partially offset by an increase in technology transfer costs, a decrease of $4.2 million in accounts payable due to timing of payments, an increase of $1.8 million in accounts receivable, and an increase of $0.6 million in prepaid expenses and other assets due primarily to an increase in clinical trials activities for STRO-004.

Cash used in operating activities for the six months ended June 30, 2025 was $112.6 million. Our net loss of $87.5 million included non-cash amounts of $19.0 million for non-cash interest expense on our deferred royalty obligation, $10.8 million for stock-based compensation, $3.8 million for depreciation and amortization, $2.8 million for non-cash lease expense, and $2.1 million for the accretion of discount on marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $59.7 million, due to a decrease of $63.4 million in deferred revenue resulting from Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us, a decrease of $5.7 million in accounts payable due to timing of payments, a decrease of $3.6 million in operating lease liabilities, and a decrease of $1.1 million in accrued compensation primarily due to severance payments made under the Restructuring Plan, partially offset by an increase of $7.1 million in accrued expenses and other liabilities due primarily to increases in CMO restructuring costs as a result of the deprioritization of luvelta, and a decrease of $6.4 million in prepaid expenses and other assets due to a decrease in clinical trials and CMO-related activities as a result of the deprioritization of STRO-002.

Cash Flows from Investing Activities

Cash used in investing activities of $25.9 million for the six months ended June 30, 2026 was primarily related to purchases of marketable securities of $152.6 million, partially offset by maturities of marketable securities of $108.2 million, and sales of marketable securities of $18.4 million.

Cash used in investing activities of $13.7 million for the six months ended June 30, 2025 was primarily related to purchases of marketable securities of $171.0 million, and purchases of property and equipment of $1.3 million, principally for laboratory equipment, partially offset by maturities of marketable securities of $135.7 million, and sales of marketable securities of $22.8 million.

Cash Flows from Financing Activities

Cash provided by financing activities of $102.7 million for the six months ended June 30, 2026 was primarily related to net proceeds from the sale of common stock in February 2026.

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

We had cash, cash equivalents and marketable securities of $164.3 million and $141.4 million as of June 30, 2026 and December 31, 2025, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-backed securities, and U.S. government securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of June 30, 2026, had an accumulated deficit of $1,055.0 million. For the six months ended June 30, 2026 and the year ended December 31, 2025, our net loss was $77.0 million and $191.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our preclinical and clinical-stage product candidates and the development of our technology platform. Preclinical studies and clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of June 30, 2026, we had $164.3 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

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

We have entered into collaborations with other biotechnology companies to develop or commercialize several product candidates, and such collaborations currently represent a significant portion of our product pipeline and discovery and preclinical programs. A substantial portion of our revenue to date has been derived from our collaborations, and a significant portion of our future revenue and cash resources is expected to be derived from some of these agreements, along with our royalty monetization agreement, or Purchase Agreement, with an affiliate of Blackstone Life Sciences, or Blackstone, or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development and other services and product supply, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates, achieve milestones or earn contingent payments under our collaboration agreements or royalty monetization agreement, future revenue and cash resources will be substantially less than expected.

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

We have conducted technology transfers to enable large-scale manufacture of extract and the reagents necessary to manufacture our products using our XpressCF® and XpressCF+® platforms and are likely to conduct additional similar technology transfers in the future. These large-scale technology transfers may fail or be delayed, resulting in impacts to our development timelines and the costs associated with manufacturing our development products.

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

In addition, there are risks associated with large-scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs and specifications, lot consistency, timely availability of raw materials and other technical challenges. We have previously, and may continue to, source certain of the raw materials needed for our product candidates from outside the United States. Although we have not experienced any material supply interruptions to date, it is possible that political, economic or public health events, including the ongoing conflict in Iran, could cause such interruptions in the future. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

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

We are aware of several companies that are developing ADCs, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same targets as STRO-004, STRO-006 and STRO-227. For example, Pfizer has an approved ADC targeting TF, TIVDAK®, and is developing sigvotatug vedotin and PF-08046876, two ADCs targeting ITGB6. In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs, including TF- and ITGB6-targeting ADCs; and we anticipate more TF-targeting ADCs, other potential TF-targeting modalities, and possibly more ITGB6-targeting therapeutics will be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than TF or ITGB6 for the treatment of the same indications for which we are developing STRO-004 and/or STRO-006. Moreover, we are aware of several companies that are also pursuing dual-payload ADCs for oncology indications, including some that have initiated clinical development and other companies that are clinically developing ADCs that target PTK7, the target of STRO-227. Many of these companies are well-capitalized and, unlike us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

As of June 30, 2026, we had 128 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, use, store and transmit large amounts of confidential and sensitive information, including intellectual property, proprietary business information and personal information (including health related information). We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a security incident (which may include, for example, data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing, business email compromise, AI-generated impersonation, deepfake-enabled fraud, credential theft and other social engineering attacks, ransomware, distributed denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors have access to our information. Despite the implementation of security measures, our internal information technology systems and infrastructure, and those of our current and any future collaborators, CROs, CDMOs, third-party vendors, contractors and consultants and other third parties on which we rely, are vulnerable to breach, breakdown, damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The rapid advancement and widespread availability of artificial intelligence technologies have significantly increased the capabilities of cyber threat actors. Generative AI and other AI-enabled tools can be used to automate reconnaissance, identify vulnerabilities, generate highly convincing phishing and social engineering campaigns, impersonate executives and business partners through synthetic voice or video content, develop or modify malicious software, and accelerate credential theft and other cyber-attacks. These capabilities may increase the frequency, sophistication, and effectiveness of attacks while reducing the time available to detect and respond to them.

As a biotechnology company, we maintain valuable intellectual property, proprietary manufacturing processes, preclinical and clinical research data, regulatory information and confidential business information that may make us an attractive target for sophisticated cyber threat actors, including nation-state actors, organized criminal groups and other malicious actors. AI-enabled attacks directed against us or our collaborators, CROs, CDMOs, cloud providers or other third parties could result in unauthorized access to, theft or destruction of sensitive information, disruption of research and development activities, manufacturing interruptions, delays in clinical trials, financial fraud, regulatory investigations, litigation, reputational damage or other material adverse effects on our business.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems. We have not and may not in the future, however, detect and remediate all such vulnerabilities in our information technology systems, including on a timely basis, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business that may be exploited and could result in a security incident. Further, we have experienced and may in the future experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. In addition, as many of our employees work from home at least part of the time and utilize network connections outside our premises, including while at home, or in transit and in public locations, this poses increased risks to our information technology systems and data. Because AI-enabled attacks can evolve rapidly and adapt in response to defensive measures, our existing security controls, monitoring capabilities and employee awareness programs may not identify or prevent every attack before harm occurs.

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

In our ongoing efforts to innovate and optimize operational efficiency, we have integrated AI into various aspects of our workplace. For example, we have implemented AI machine learning for email behavioral monitoring. While AI presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Proper use of AI can lead to improved decision-making, cost reduction, and competitive advantage. In addition, employees or third parties may unintentionally disclose confidential, proprietary or regulated information through the use of AI-enabled applications or services, or rely on inaccurate or manipulated AI-generated outputs in ways that adversely affect our operations, decision-making or compliance obligations. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, unknown or zero-day software vulnerabilities, model poisoning, prompt injection, data leakage through AI services, unauthorized AI use ("shadow AI"), and compromise of AI-assisted business processes, and potential regulatory non-compliance, could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. We are committed to implementing robust governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

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

Our current operations are located in our facilities in South San Francisco, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, epidemic, pandemic or contagious disease, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, epidemics, pandemics or contagious diseases, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage, epidemics, pandemics or contagious disease, or other events occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Further, many of our employees conduct business outside of our leased or owned facilities and these locations may be subject to additional security risks outside of our control. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Therapeutics in oncology or other disease areas developed in cell-free-based synthesis systems are a relatively new scientific field. We have obtained grants and issuances of, and have obtained a license from a third party on an exclusive basis to, patents related to our proprietary XpressCF® and XpressCF+® platforms. The issued patents and pending patent applications in the United States and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of antibody-drug conjugates and dual payload antibody-drug conjugates, or components thereof.

As the field of antibody-drug conjugate and dual payload antibody-drug conjugates therapeutics continues to mature, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue and, if they do, as to when, to whom, and with what claims. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material and adverse effect on our business, financial condition, results of operations and prospects or our ability to successfully compete.

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

Because the antibody-drug conjugate and dual payload antibody-drug conjugates therapeutics landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third-party rights. There are numerous companies that have pending patent applications and issued patents broadly covering antibodies generally, covering antibodies directed against the same targets as, or targets similar to, those we are pursuing, or covering linkers and cytotoxic payloads similar to those that we are using in our product candidates. For example, we are aware of an issued patent, expected to expire in 2031, that relates to strained alkyne reagents that can be used as synthetic precursors for certain of our linker-payload. If any of these patents are valid and not yet expired when, and if, we receive marketing approval for a product incorporating these components, as applicable, we may need to seek a license to one or more of these patents, each of which may not be available on commercially reasonable terms or at all. Failure to receive a license to any of these patents, or other potentially relevant patents currently unknown to us, could delay commercialization of STRO-004, STRO-006, STRO-227 or any other product candidate. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our products or product candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates until such patents expire or unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our XpressCF® and XpressCF+® platforms and related technologies and product candidates. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including potentially treble damages and attorneys’ fees for willful infringement, and we may be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock. For example, we are party to a Sales Agreement with TD Cowen, pursuant to which, from time to time, we may offer and sell through TD Cowen common stock pursuant to one or more “at the market” offerings. Sales of our common stock under the Sales Agreement could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. Any future sales of common stock through our “at the market” offering program will result in dilution and may have a negative impact on the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: August 12, 2026	By:	/s/ Jane Chung
Jane Chung
Chief Executive Officer

Date: August 12, 2026	By:	/s/ Gregory Chow
Gregory Chow
Chief Financial Officer