Form 10-Q
period 2026-09-30
SUTRO BIOPHARMA, INC.
filed 2026-11-12
CIK 1382101

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Not Applicable

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

As of November 6, 2026, the registrant had 16,601,411 shares of common stock, $0.001 par value per share, outstanding.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Some of these risks include:

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
•
Our product candidates are in varying development stages and may fail, be impacted by competitive products or suffer delays that materially and adversely affect their commercial viability.
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
•
We depend on our information technology systems, and any failure or serious disruptions of these systems, or those of our contract research organizations, or CROs, third-party vendors, or other contractors or consultants we may utilize, could adversely affect our business. The increasing use of artificial intelligence, or AI, by cyber threat actors has increased the speed, sophistication and scale of phishing, business email compromise, credential theft, malware development, and other cyber-attacks. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or other personal information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.
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
•
We expect to rely on third parties, including contract development and manufacturing organizations, or CDMOs, to manufacture our product candidates. If those third parties are unable to manufacture sufficient quantities of our product candidates, or we lose such suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, our business would be materially and adversely affected.
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
•
Our collaborators may fail to abide by the terms of the agreements with us, which would require us to seek to enforce our agreements in accordance with the dispute resolution procedures set forth therein. These procedures may require us to engage in litigation or arbitration to enforce our rights, which can be expensive, time-consuming, and distracting to our management and Board of Directors and may ultimately be unsuccessful.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Sutro Biopharma, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$46,851	$58,130
Marketable securities	95,326	83,298
Accounts receivable	12,815	3,977
Prepaid expenses and other current assets	4,509	5,521
Total current assets	159,501	150,926
Property and equipment, net	7,127	10,648
Operating lease right-of-use assets	7,180	10,903
Other non-current assets	1,982	495
Restricted cash	858	858
Total assets	$176,648	$173,830
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,842	$7,565
Accrued compensation	7,757	14,642
Deferred revenue - current	8,272	10,562
Operating lease liability - current	7,611	7,783
Accrued expenses and other current liabilities	27,829	34,581
Total current liabilities	54,311	75,133
Deferred revenue - non-current	1,782	2,028
Operating lease liability - non-current	2,089	7,891
Deferred royalty obligation related to the sale of future royalties	249,308	219,536
Other non-current liabilities	1,694	1,694
Total liabilities	309,184	306,282
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value — 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value — 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 16,598,678 and 8,584,309 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	17	9
Additional paid-in capital	953,985	845,475
Accumulated other comprehensive (loss) income	(77)	19
Accumulated deficit	(1,086,461)	(977,955)
Total stockholders’ deficit	(132,536)	(132,452)
Total Liabilities and Stockholders’ Deficit	$176,648	$173,830

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$9,098	$9,693	$33,460	$90,837
Operating expenses
Research and development	23,499	39,853	91,747	129,775
General and administrative	7,539	8,741	22,954	32,357
Restructuring and related costs	16	9,558	259	49,023
Total operating expenses	31,054	58,152	114,960	211,155
Loss from operations	(21,956)	(48,459)	(81,500)	(120,318)
Interest income	1,466	2,009	4,824	7,717
Non-cash interest expense related to the sale of future royalties	(10,153)	(9,670)	(29,482)	(28,661)
Interest and other income (expense), net	(846)	(737)	(2,362)	(3,073)
Loss before provision for income taxes	(31,489)	(56,857)	(108,520)	(144,335)
Provision for / (benefit) from income taxes	—	—	(14)	(11)
Net loss	$(31,489)	$(56,857)	$(108,506)	$(144,324)
Net loss per share, basic and diluted	$(1.90)	$(6.66)	$(7.03)	$(17.03)
Weighted-average shares used in computing basic and diluted net loss per share	16,583,806	8,540,708	15,425,413	8,472,892

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(31,489)	$(56,857)	$(108,506)	$(144,324)
Other comprehensive gain (loss):
Net unrealized (loss) gain on available-for-sale securities	(19)	46	(96)	(6)
Comprehensive loss	$(31,508)	$(56,811)	$(108,602)	$(144,330)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2025	8,584,309	$9	$845,475	$19	$(977,955)	$(132,452)
Exercise of common stock options	4,994	—	28	—	—	28
Issuance of common stock under Employee Stock Purchase Plan	10,728	—	81	—	—	81
Vesting of restricted stock units	106,157	—	—	—	—	—
Stock transactions associated with taxes withheld on restricted stock units	(7,768)	—	(160)	—	—	(160)
Stock-based compensation expense	—	—	1,562	—	—	1,562
Issuance of common stock in connection with public offering, net of issuance costs of $8,233	7,868,383	8	102,650	—	—	102,658
Net unrealized loss on available-for-sale securities	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(38,484)	(38,484)
Balances at March 31, 2026	16,566,803	$17	$949,636	$(101)	$(1,016,439)	$(66,887)
Exercise of common stock options	3,451	—	50	—	—	50
Vesting of restricted stock units	5,951	—	—	—	—	—
Stock-based compensation expense	—	—	2,010	—	—	2,010
Net unrealized gain on available-for-sale securities	—	—	—	43	—	43
Net loss	—	—	—	—	(38,533)	(38,533)
Balances at June 30, 2026	16,576,205	$17	$951,696	$(58)	$(1,054,972)	$(103,317)
Exercise of common stock options	649	—	6	—	—	6
Issuance of common stock under Employee Stock Purchase Plan	10,458	—	147	—	—	147
Vesting of restricted stock units	12,711	—	—	—	—	—
Stock transactions associated with taxes withheld on restricted stock units	(1,345)	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	2,156	—	—	2,156
Net unrealized loss on available-for-sale securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(31,489)	(31,489)
Balances at September 30, 2026	16,598,678	$17	$953,985	$(77)	$(1,086,461)	$(132,536)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2024	8,306,398	$8	$831,423	$39	$(786,869)	$44,601
Issuance of common stock under Employee Stock Purchase Plan	35,809	—	246	—	—	246
Vesting of restricted stock units	158,155	—	—	—	—	—
Stock transactions associated with taxes withheld on restricted stock units	(11,735)	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	5,538	—	—	5,538
Net unrealized loss on available-for-sale securities	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	(75,968)	(75,968)
Balances at March 31, 2025	8,488,627	$8	$837,027	$(9)	$(862,837)	$(25,811)
Reversal of common stock under Employee Stock Purchase Plan	(250)	—	—	—	—	—
Vesting of restricted stock units	43,616	1	—	—	—	1
Stock transactions associated with taxes withheld on restricted stock units	(6,265)	—	(61)	—	—	(61)
Stock-based compensation expense	—	—	5,263	—	—	5,263
Net unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(11,499)	(11,499)
Balances at June 30, 2025	8,525,728	$9	$842,229	$(13)	$(874,336)	$(32,111)
Exercise of common stock options	274	—	1	—	—	1
Issuance of common stock under Employee Stock Purchase Plan	16,718	—	126	—	—	126
Vesting of restricted stock units	24,073	—	—	—	—	—
Stock transactions associated with taxes withheld on restricted stock units	(2,905)	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	1,552	—	—	1,552
Net unrealized gain on available-for-sale securities	—	—	—	46	—	46
Net loss	—	—	—	—	(56,857)	(56,857)
Balances at September 30, 2025	8,563,888	$9	$843,883	$33	$(931,193)	$(87,268)

See accompanying notes to unaudited interim condensed financial statements.

Sutro Biopharma, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net loss	$(108,506)	$(144,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,784	5,700
Accretion of discount on marketable securities	(1,198)	(2,904)
Stock-based compensation	5,728	12,353
Non-cash lease expenses	3,723	4,336
Non-cash interest expense on deferred royalty obligation	29,482	28,661
Other	336	460
Changes in operating assets and liabilities:
Accounts receivable	(8,838)	4,694
Prepaid expenses and other assets	(475)	14,374
Accounts payable	(4,723)	(3,043)
Accrued compensation	(6,885)	343
Accrued expenses and other liabilities	(6,918)	3,631
Deferred revenue	(2,536)	(69,584)
Operating lease liability	(5,974)	(5,493)
Net cash used in operating activities	(103,000)	(150,796)
Investing activities
Purchases of marketable securities	(184,807)	(260,911)
Maturities of marketable securities	138,483	251,266
Sales of marketable securities	35,398	37,467
Purchases of equipment and leasehold improvements	(143)	(1,511)
Net cash (used in) provided by investing activities	(11,069)	26,311
Financing activities
Proceeds from sales of common stock, net of issuance costs	102,658	—
Proceeds from exercise of common stock options	84	1
Taxes paid related to net share settlement of restricted stock units	(180)	(265)
Proceeds from employee stock purchase plan	228	372
Net cash provided by financing activities	102,790	108
Net decrease in cash, cash equivalents and restricted cash	(11,279)	(124,377)
Cash, cash equivalents and restricted cash at beginning of period	58,988	191,162
Cash, cash equivalents and restricted cash at end of period	$47,709	$66,785
Supplemental disclosure of cash flow information:
Income tax paid (refunds received)	$(14)	$11
Supplemental disclosure of non-cash investing and financing information:
Purchases of equipment included in accounts payable and accrued expenses	$176	$70
Financing component associated with program fees	$2,271	$2,654

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

The Restructuring Plans resulted in a reduction in the Company’s workforce by approximately two-thirds. See Note 10 for additional information on the effect of the Restructuring Plans on these interim condensed financial statements.

Liquidity

The Company has incurred significant losses and has negative cash flows from operations. As of September 30, 2026, there was an accumulated deficit of $1,086.5 million. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development and other operational activities.

As of September 30, 2026, the Company had unrestricted cash, cash equivalents, and marketable securities of $142.2 million which are available to fund future operations. The Company will need to raise additional capital to support the completion of its research and development activities and to support its operations.

The Company believes that its unrestricted cash, cash equivalents, and marketable securities as of September 30, 2026 will enable the Company to maintain its operations for a period of at least 12 months following the filing date of these interim condensed financial statements.

Reverse Stock Split

On December 2, 2025, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to implement a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock. The Reverse Stock Split was reflected on the Nasdaq Global Market beginning with the opening of trading on December 3, 2025 and did not alter the par value of the common stock, change the number of authorized shares, or modify any voting rights or other terms of the common stock. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who were affected by a fractional share were rounded up to the nearest full share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive and inducement plans, and employee stock purchase plan. All share amounts and per share amounts related to December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025 disclosed in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the Reverse Stock Split.

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

The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, and cash flows for the interim periods. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements included in the Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for the year ended December 31, 2025.

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

	September 30,
	2026	2025
	(in thousands)
Cash and cash equivalents	$46,851	$65,927
Restricted cash	858	858
Total cash, cash equivalents, and restricted cash shown in the condensed Statements of Cash Flows	$47,709	$66,785

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs in the condensed balance sheets until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the Company choose to not initiate such financing, the deferred offering costs would be immediately expensed as operating expenses. As of September 30, 2026, the Company had no deferred offering costs.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. The accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The Company determined the fair value of financial assets and liabilities using the fair value hierarchy that describes three levels of inputs that may be used to measure fair value, as follows:

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

The carrying value of the deferred royalty obligation related to the sale of future royalties under the 2015 License Agreement with Vaxcyte (the “Vaxcyte License Agreement”) approximates its fair value as of September 30, 2026, and is based on the Company's current estimates of future royalties expected to be earned over the estimated life of the royalty term arrangement. See Note 8. Deferred Royalty Obligation Related to the Sale of Future Royalties for a description of the Level 3 inputs used to estimate the fair value of the liability.

Foreign Currency Translation

The Company’s financial statements are presented in U.S. dollars. The Company's functional currency is USD. Income and expenses have been translated into U.S. dollars at average monthly exchange rates for the period. Assets and liabilities have been translated using exchange rates on the balance sheet dates.

Transactions denominated in a currency other than the functional currency are remeasured based upon the exchange rate at the date of remeasurement with the resulting gain or loss included in the accompanying condensed statements of operations within research and development expenses, and interest and other (income) expense, net. For the three months ended September 30, 2026, the Company recorded an immaterial net foreign currency transaction gain. For the nine months ended September 30, 2026, the Company recorded a net foreign currency transaction gain of $0.2 million. For the three and nine months ended September 30, 2025, the Company recorded a net foreign currency transaction loss of $0.8 million and $1.1 million, respectively.

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

3. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$35,349	$35,349	$—	$—
Commercial paper	16,935	—	16,935	—
Corporate debt securities	52,154	—	52,154	—
Asset-backed securities	18,270	—	18,270	—
U.S. government securities	18,938	18,938	—	—
Total	$141,646	$54,287	$87,359	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Money market funds	$51,333	$51,333	$—	$—
Commercial paper	29,139	—	29,139	—
Corporate debt securities	16,952	—	16,952	—
Asset-backed securities	7,280	—	7,280	—
U.S. government securities	29,927	29,927	—	—
Total	$134,631	$81,260	$53,371	$—

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

In certain cases where there is limited activity or less transparency around inputs to valuation, securities are classified as Level 3 within the valuation hierarchy. As of September 30, 2026 and December 31, 2025, the deferred royalty obligation related to the sale of future Vaxcyte royalties was classified as Level 3 within the valuation hierarchy. Refer to Note 8 below for information relating to the Purchase Agreement between the Company and Blackstone, pursuant to which the Company sold to Blackstone its 4% royalty, or revenue interest, in potential future net sales of Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, including VAX-24 and VAX-31.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following:

	September 30, 2026
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$35,349	$—	$—	$35,349
Commercial paper	16,942	—	(7)	16,935
Corporate debt securities	52,203	—	(49)	52,154
Asset-backed securities	18,279	—	(9)	18,270
U.S. government securities	18,951	—	(13)	18,938
Total	141,724	—	(78)	141,646
Less amounts classified as cash equivalents	(46,322)	—	2	(46,320)
Total marketable securities	$95,402	$—	$(76)	$95,326

	December 31, 2025
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$51,333	$—	$—	$51,333
Commercial paper	29,134	5	—	29,139
Corporate debt securities	16,950	2	—	16,952
Asset-backed securities	7,281	—	(1)	7,280
U.S. government securities	29,914	13	—	29,927
Total	134,612	20	(1)	134,631
Less amounts classified as cash equivalents	(51,333)	—	—	(51,333)
Total marketable securities	$83,279	$20	$(1)	$83,298

No marketable securities had maturities of more than one year as of September 30, 2026 and December 31, 2025.

During the three and nine months ended September 30, 2026, the Company did not record any other-than-temporary impairment charges on its available-for-sale securities. Based on the Company’s procedures under the expected credit loss model, including an assessment of unrealized losses on the portfolio after September 30, 2026, the Company concluded that the unrealized losses for its marketable securities were not attributable to credit and therefore an allowance for credit losses for these securities has not been recorded as of September 30, 2026. Also, based on the scheduled maturities of the investments, the Company was more likely than not to hold these investments for a period of time sufficient for a recovery of the Company’s cost basis.

The Company recognized no material gains or losses on its cash equivalents and marketable securities as of September 30, 2026 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the period then ended.

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

The Company’s accounts receivable balances may contain billed and unbilled amounts from upfront payments, milestones and other contingent payments, as well as reimbursable costs from collaboration and license agreements and supply agreements. The Company performs a regular review of its customers’ credit risk and payment histories, including payments made after the period end. Historically, the Company has not experienced credit loss from its accounts receivable and, therefore, has not recorded a reserve for estimated credit losses as of September 30, 2026 and December 31, 2025.

In accordance with the collaboration, license and supply agreements, the Company recognized revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Astellas Pharma Inc. (“Astellas”)	$9,055	$9,564	$33,200	$33,858
Vaxcyte, Inc. ("Vaxcyte")	23	129	215	517
Ipsen Pharma SAS (“Ipsen”)	—	—	—	56,357
Other	20	—	45	105
Total revenue	$9,098	$9,693	$33,460	$90,837

The following table presents the changes in the Company’s deferred revenue balance from the agreements during the nine months ended September 30, 2026:

Nine Months Ended
September 30, 2026
(in thousands)
Deferred revenue—December 31, 2025	$12,590
Additions to deferred revenue	20,000
Recognition of revenue in current period	(22,536)
Deferred revenue—September 30, 2026	$10,054

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

In December 2025, the Company earned a $7.5 million contingent payment for the initiation by Astellas of the first IND-enabling toxicology study for the second target program under the Astellas Agreement. The $7.5 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $97.5 million to $105.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the June 2024 re-allocation under the Astellas Agreement. After re-allocation of the updated transaction price, the Company updated the cost-based input measure of progress for the remaining performance obligations and recorded a cumulative catch-up adjustment to revenue of $6.6 million relating to the ongoing unsatisfied performance obligations.

In February 2026, the Company earned a $10.0 million contingent payment upon Astellas’ dosing of the first subject in a Phase 1 clinical trial in the territory for the first target program under the Astellas Agreement. The $10.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration resulted in a change to the total transaction price, from $105.0 million to $115.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the June 2024 re-allocation under the Astellas Agreement. After re-allocation of the updated transaction price, the Company updated the cost-based input measure of progress for the remaining performance obligations and recorded a cumulative catch-up adjustment to revenue of $9.1 million relating to the ongoing unsatisfied performance obligations.

In September 2026, the Company earned a $10.0 million contingent payment upon Astellas’ dosing of the first subject in a Phase 1 clinical trial for the second target program under the Astellas Agreement. The $10.0 million was, in prior periods, considered to be a fully constrained variable consideration. Removal of the constraint on this variable consideration increased the total transaction price from $115.0 million to $125.0 million. The Company allocated the updated transaction price to all identified performance obligations on the same basis as the June 2024 re-allocation under the Astellas Agreement and recorded a cumulative catch-up adjustment increasing revenue by $9.2 million.

During the three months ended September 30, 2026, the Company increased its estimate of the total FTE effort required to complete the remaining research and development activities under the Astellas Agreement. The change in estimated FTE effort reduced the Company’s measure of progress toward satisfaction of the target program performance obligations and resulted in a cumulative catch-up adjustment decreasing program revenue by $5.7 million. Including the related financing adjustment, the change in estimated FTE effort decreased total revenue and increased net loss by $5.6 million and $5.7 million, respectively, for the three and nine months ended September 30, 2026. Basic and diluted net loss per share increased by $0.34 and $0.37 for the three and nine months ended September 30, 2026, respectively.

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

Revenues under the Astellas Agreement and the CFE Supply Agreement were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$6,067	$5,955	$22,202	$24,323
Research and development services	366	524	1,417	2,031
Financing component on unearned revenue	844	646	2,271	2,654
Materials supply	1,778	2,439	7,310	4,850
Total revenue	$9,055	$9,564	$33,200	$33,858

As of September 30, 2026 and December 31, 2025, there were $10.1 million and $12.6 million, respectively, of deferred revenue related to the upfront and contingent payments received by the Company under the Astellas Agreement and the CFE Supply Agreement.

Agreements with Vaxcyte

Vaxcyte Supply Agreement

In May 2018, the Company entered into a Supply Agreement (the “Vaxcyte Supply Agreement”) with Vaxcyte, wherein Vaxcyte engaged the Company to provide research and development services and to supply extracts and custom reagents, as requested by Vaxcyte. The pricing is based on an agreed upon cost-plus arrangement.

During 2020, upon Vaxcyte’s request and its agreement to reimburse the related costs, the Company entered into agreements with third-party contract manufacturing organizations, or CMOs, to conduct process transfers to allow for such CMOs to manufacture and supply extract and custom reagents for Vaxcyte. As part of the Vaxcyte License Agreement, should the Company decide to purchase extract from the extract CMO, the Company would be required to reimburse Vaxcyte for a portion of all incurred process transfer costs. As of September 30, 2026 and December 31, 2025, such accruals related to the Vaxcyte Supply Agreement were $7.1 million and $12.7 million, respectively.

For the three and nine months ended September 30, 2026, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $0.4 million and $0.7 million, respectively.

For the three and nine months ended September 30, 2025, the agreed-upon reimbursements by Vaxcyte of the costs associated with such arrangements, principally for pass-through costs from the CMOs, were $17,000 and $1.1 million, respectively. These reimbursements were accounted for by the Company as a reduction to research and development expense based on the Company’s conclusion that Vaxcyte was not a customer for such activities and associated payments.

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

Upon the occurrence of certain regulatory milestones, Vaxcyte would be obligated to pay the Company certain additional payments totaling up to $60.0 million in cash. In the event that Vaxcyte undergoes a change of control, certain rights and payments may be accelerated. These contingent payments were considered constrained variable consideration or otherwise not eligible for revenue recognition at inception and as of September 30, 2026.

Revenues under the Vaxcyte agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development services	$15	$129	$52	$498
Materials supply	8	—	163	19
Total revenue	$23	$129	$215	$517

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

In consideration for the rights and licenses granted by the Company to Ipsen in the Ipsen License Agreement, (i) Ipsen paid the Company an upfront license fee in the amount of $50.0 million in April 2024 and (ii) Ipsen Biopharmaceuticals, Inc. (USA) (“Ipsen USA”), a wholly owned affiliate of Ipsen, purchased 482,738 shares of the Company’s common stock for $25.0 million, at a price of approximately $51.79 per share, in accordance with the terms set forth in a certain investment agreement by and between the Company and Ipsen USA dated March 29, 2024 (the “Ipsen Investment Agreement”, and, together with the Ipsen License Agreement, the “Ipsen Agreements”). The fair market value of the common stock issued to Ipsen USA in April 2024 was $24.6 million, based on the stock price on the date of issuance, resulting in a $0.4 million premium on the Ipsen Investment Agreement.

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

In June 2025, Ipsen informed the Company of its strategic decision not to advance the STRO-003 program under its partnership with the Company, following the review of new data and developments in the ROR1 landscape. The Company assessed the contract modification under ASC 606 which changed the scope of the performance obligations such that Ipsen was not expecting, and the Company was not intending to, perform any additional activities beyond June 30, 2025, resulting in the acceleration of the remaining deferred revenue recorded on the Company’s financial statements. In August 2025, the Company and Ipsen formally executed a termination agreement to terminate the Ipsen License Agreement and all related agreements except the Ipsen Investment Agreement.

Revenues under the Ipsen agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Ongoing performance related to unsatisfied performance obligations	$—	$—	$—	$50,429
Research and development services	—	—	—	71
Materials supply	—	—	—	5,857
Total revenue	$—	$—	$—	$56,357

6. Commitments and Contingencies

Leases

The Company leases an office and laboratory facility in South San Francisco, California. The lease requires monthly lease payments that may be subject to annual increases throughout the lease term.

The Company recognizes rent expense for this operating lease on a straight-line basis over the lease period. The components of lease costs, which the Company includes in operating expenses in the Company's condensed Statements of Operations, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost	$1,561	$1,984	$4,707	$5,952
Short-term lease cost	63	56	197	155
Variable lease cost	683	718	2,171	2,158
Total lease costs	$2,307	$2,758	$7,075	$8,265

During the three and nine months ended September 30, 2026, the Company recorded operating lease expense of $1.6 million and $4.7 million, respectively. For the nine months ended September 30, 2026, the Company paid $7.0 million of operating lease payments related to the lease liabilities, which the Company includes in net cash used in operating activities in the Company's condensed Statements of Cash Flows.

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

As of September 30, 2026 and December 31, 2025, the weighted-average remaining lease term was 1.3 years and 2.0 years, respectively, and the weighted-average discount rate used to determine the operating lease liability was 10.8% for both periods.

As of September 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
Remaining in 2026	$2,036
2027	8,289
Total lease payments	10,325
Less: imputed interest	(625)
Operating lease liabilities	9,700
Less: current portion	(7,611)
Total lease liabilities, non-current	$2,089

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Vaxcyte-related accrual under Vaxcyte Supply Agreement	$7,124	$12,713
CMO-related accrual	6,481	5,853
Clinical trials-related accrual	1,687	504
Restructuring related accrual	9,895	12,598
Other	2,642	2,913
Total accrued expenses and other current liabilities	$27,829	$34,581

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

There are a number of factors that could materially affect the fair value of the deferred royalty obligation. Such factors include, but are not limited to, the amount and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement, changing standards of care, the introduction of competing products, manufacturing or other delays, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the vaccine products, and other events or circumstances that could result in reduced royalty payments from Vaxcyte to Blackstone, which are not within the Company's control, and all of which would result in a reduction or increase of non-cash royalty revenues and the non-cash interest expense over the estimated life of the royalty term arrangement. The Company periodically assesses the estimated royalty payments to be earned by Blackstone from Vaxcyte and, to the extent that the amount or timing of such payments is materially different than its original estimates, the Company prospectively adjusts the imputed interest rate and the related amortization of the deferred royalty obligation. As of September 30, 2026, the effective interest rate used by the Company to amortize the liability is 16.62%.

During the three and nine months ended September 30, 2026, the Company recognized $10.2 million and $29.5 million, respectively, of non-cash interest expense on the deferred royalty obligation, which amount will increase such balance. During the three and nine months ended September 30, 2025, the Company recognized $9.7 million and $28.7 million, respectively, of non-cash interest expense on the deferred royalty obligation. As of September 30, 2026, Blackstone has not received any royalty payment from Vaxcyte and, therefore, the deferred royalty obligation has not begun to be amortized.

The following table shows the activity of the deferred royalty obligation for the nine months ended September 30, 2026:

September 30,
2026
(in thousands)
Liability related to sale of future Vaxcyte royalties - beginning balance	$219,536
Non-cash interest expense associated with the sale of future Vaxcyte royalties	29,482
Amortization of issuance costs	290
Liability related to the sale of future Vaxcyte royalties - ending balance	$249,308

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

Summary of the segment net loss, including significant segment expenses, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$9,098	$9,693	$33,460	$90,837
Less:
Personnel-related expenses	(13,133)	(17,885)	(39,845)	(66,680)
Outside services	(8,541)	(19,331)	(47,810)	(55,077)
Preclinical research and clinical development expenses	(2,183)	(1,025)	(6,079)	(5,623)
Laboratory supplies	(745)	(1,645)	(2,081)	(9,201)
Facility and maintenance expenses	(3,303)	(3,876)	(9,297)	(11,129)
Equipment and office-related expenses	(3,039)	(4,654)	(9,221)	(13,768)
Travel-related expenses	(94)	(178)	(368)	(654)
Restructuring and related costs	(16)	(9,558)	(259)	(49,023)
Operating expenses	(31,054)	(58,152)	(114,960)	(211,155)
Loss from operations	(21,956)	(48,459)	(81,500)	(120,318)
Non-cash interest expense related to the sale of future royalties	(10,153)	(9,670)	(29,482)	(28,661)
Interest income	1,466	2,009	4,824	7,717
Interest and other income (expense), net	(846)	(737)	(2,362)	(3,073)
Non-operating loss	(9,533)	(8,398)	(27,020)	(24,017)
Loss before provision for income taxes	(31,489)	(56,857)	(108,520)	(144,335)
Income tax benefits (expense)	—	—	14	11
Segment net loss	$(31,489)	$(56,857)	$(108,506)	$(144,324)

All of the Company’s long-lived assets are maintained in the United States.

10. Restructuring and Related Costs

As discussed in Note 1, in connection with the Restructuring Plans, the Company reported the following costs in restructuring and related costs:

•
Clinical trial expenses and other third-party costs for the deprioritization of the luvelta program;
•
Severance and benefits expense; and
•
Contract termination and other costs.

Total restructuring and related costs from the Restructuring Plans include the following:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)		(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$16	$7,308	$259	$24,570
Severance and benefits expense	—	2,298	—	14,670
Contract termination and other restructuring costs	—	(48)	—	9,783
Total	$16	$9,558	$259	$49,023

The Company substantially completed the Restructuring Plans in the first quarter of 2026.

Clinical trial expense and other third-party costs for the deprioritization of luvelta, including contract termination costs

The clinical costs associated with deprioritization of the luvelta program primarily include third-party costs with the Company's CROs and CMOs who support the clinical trial and other development expenses to transition patients from the

Company-led trials to standard of care or, in limited cases, post-trial access, as well as direct employee costs supporting these efforts. The Company also incurred termination costs with CMOs who support certain manufacturing services of luvelta that were cancelled as part of the restructuring. Payments for third party and internal costs incurred during the nine months ended September 30, 2026 were $2.6 million. As of September 30, 2026, the aggregated accruals of $9.9 million associated with these costs are reported within accrued expenses and other current liabilities.

Severance and Benefit Expense

Employees affected by the reduction in force under the Restructuring Plans are entitled to receive severance payments and certain Company-funded benefits. The following table provides details regarding the severance and other termination benefit expense and a reconciliation of such liability for the nine months ended September 30, 2026, which is reported within accrued compensation on the condensed Balance Sheet:

September 30, 2026
(in thousands)
Liability balance as of December 31, 2025	$2,847
Payments during the period	(2,572)
Liability balance as of September 30, 2026	$275

No significant expenses are expected to be incurred in connection with severance payments and certain Company-funded benefits for the Restructuring Plans.

Further, under the Company's Severance and Change in Control Plan (the “CIC Plan”), eligible employees terminated in connection with the March 2025 Restructuring Plan are entitled to acceleration of their unvested equity awards. During the nine months ended September 30, 2026, these expenses amounted to zero. During the three and nine months ended September 30, 2025, the Company recognized a reversal of expense of $0.3 million and expense of $0.3 million, respectively, and were recorded under ASC 718, Compensation—Stock Compensation ("ASC 718"). No future amounts are expected to be incurred in connection with acceleration of unvested equity.

Assets Held for Sale

In December 2025, the Company conducted an auction, with the assistance of a third party, of certain of its property and equipment at the San Carlos facility. The assets auctioned remained at the San Carlos facility as of December 31, 2025. The Company classified such assets as held-for-sale assets on December 31, 2025 and remeasured them to the fair value less costs to sell of $0.4 million, which is included in prepaid expenses and other current assets on the condensed balance sheet. The Company had no held-for-sale assets as of September 30, 2026.

11. Stockholders’ Equity

Common Stock

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

The Company has reserved common stock, on an if-converted basis, for issuance as follows:

	September 30,	December 31,
	2026	2025
Common stock options issued and outstanding	1,440,381	917,809
Restricted stock units issued and outstanding	391,061	417,772
Remaining shares reserved for issuance under 2018 Equity Incentive Plan and 2021 Equity Inducement Plan	483,199	676,072
Shares reserved for issuance under 2018 Employee Stock Purchase Plan	48,630	69,816
Warrants to purchase common stock	12,759	12,759
Total	2,376,030	2,094,228

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2026 and December 31, 2025.

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

In August 2021, the Company adopted the 2021 Equity Inducement Plan (“2021 Plan”), which became effective on August 4, 2021. Upon its effective date, the Company initially reserved 75,000 shares of common stock for issuance pursuant to non-qualified stock options and restricted stock units (“RSUs”) under the 2021 Plan. In accordance with Rule 5635(c)(4) of the Nasdaq listing rules, equity awards under the 2021 Plan may only be made to an employee if he or she is granted such equity awards in connection with his or her commencement of employment with the Company and such grant is an inducement material to his or her entering into employment with the Company. In addition, awards under the 2021 Plan may only be made to employees who have not previously been an employee or member of the Board (or any parent or subsidiary of the Company) or following a bona fide period of non-employment of the employee by the Company (or a parent or subsidiary of the Company). At all times the Company will reserve and keep available a sufficient number of shares as will be required to satisfy the requirements of all outstanding awards granted under the 2021 Plan.

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

As of September 30, 2026, the Company had 483,199 shares available for grant under the 2018 Plan and the 2021 Plan.

The following table summarizes option activity under the Company’s equity incentive and inducement plans:

	Shares	Weighted- Average Exercise Price
Stock options outstanding at December 31, 2025	917,809	$55.33
Granted	613,974	21.24
Exercised	(9,094)	9.29
Canceled and forfeited	(82,308)	54.15
Stock options outstanding at September 30, 2026	1,440,381	41.16
Stock options exercisable at September 30, 2026	701,342	$65.35

Restricted Stock Units

The RSUs vest annually, and generally, will become fully vested over four years. A summary of the status and activity of non-vested RSUs during the nine months ended September 30, 2026 is as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2025	417,772	$22.64
Granted	145,175	20.57
Vested and released	(124,819)	31.46
Canceled and forfeited	(47,067)	21.41
Non-vested September 30, 2026	391,061	$19.21

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

As of September 30, 2026, 256,370 shares had been purchased and 48,630 shares were available for future issuance under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development expense	$886	$845	$2,649	$4,562
General and administrative expense	1,270	1,038	3,079	4,833
Restructuring and related costs	—	(331)	—	2,958
Total	$2,156	$1,552	$5,728	$12,353

As of September 30, 2026, unrecognized stock-based compensation expense related to the unvested stock options and RSUs granted was $9.5 million and $5.5 million, respectively. The remaining unrecognized compensation cost related to the unvested stock options and RSUs is expected to be recognized over a weighted-average period of 2.9 years and 2.4 years, respectively. As of September 30, 2026, there was $0.1 million unrecognized stock-based compensation expense related to the ESPP.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(31,489)	$(56,857)	$(108,506)	$(144,324)
Denominator:
Shares used in computing net loss per share	16,583,806	8,540,708	15,425,413	8,472,892
Net loss per share, basic and diluted	$(1.90)	$(6.66)	$(7.03)	$(17.03)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods ended September 30, 2026 and 2025, because including them would have been antidilutive:

	As of September 30,
	2026	2025
Common stock options issued and outstanding	1,440,381	777,637
Restricted stock units issued and outstanding	391,061	523,856
Warrants to purchase common stock	12,759	12,759
Shares to be issued under employee stock purchase plan	1,558	4,630
Total	1,845,759	1,318,882

14. Defined Contribution Plan

The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. Eligible employees may contribute a percentage of their compensation to this plan, subject to statutory limitations. The Company made contributions to the plan for eligible participants, and recorded contribution expenses of $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively. The Company recorded contribution expenses of $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical financial information, this discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as statements of our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” under Part II, Item 1A below. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements related to our expectations regarding our future results of operations and financial position, the use and adequacy of our existing cash to achieve our business goals, business strategy, market size for our product candidates, potential future milestone and royalty payments, potential growth opportunities, nonclinical and clinical development activities, efficacy and safety profile of our product candidates, our ability to maintain and recognize the benefits of certain designations received by product candidates, the timing and results of nonclinical studies and clinical trials, collaboration with third parties, the impact of health pandemics, tariffs, regional geopolitical conflicts, changes in interest rates, inflation, potential uncertainty with respect to the debt ceiling and government shutdowns, on our operations, and the receipt and timing of potential regulatory designations, approvals and commercialization of product candidates, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “predict,” “target,” “intend,” “could,” “would,” “should,” “project,” “plan,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

The Phase 1 open-label, multicenter trial of STRO-004 is designed to evaluate the safety, pharmacokinetics, and preliminary anti-tumor activity of STRO-004 in patients with advanced TF-expressing solid tumors, including non-small cell lung cancer, head and neck squamous cell carcinoma, cervical cancer, colorectal cancer, pancreatic ductal adenocarcinoma, endometrial cancer, urothelial cancer and gastric/esophageal cancer. The dose-escalation phase includes multiple cohorts, supported by strong tolerability in non-human primates at up to 50 mg/kg. In August 2026, we reported encouraging early clinical activity including confirmed and unconfirmed partial responses across three tumor types at 3 and 4 mg/kg dose levels, along with favorable safety and pharmacokinetics (PK) observed in the ongoing Phase 1 trial.

Dose optimization continues in backfill cohorts of selected indications. We expect to provide the next update on STRO-004 development in the first half of 2027. Further, we expect to initiate expansion cohorts in one or more of the indications of interest in the first half of 2027.

Our next wholly-owned clinical asset is STRO-006. STRO-006 is an ADC targeting Integrin β6, or ITGB6. We believe STRO-006 has the potential to be a best-in-class ADC targeting ITGB6 based on preclinical studies that have demonstrated potent antitumor activity and the potential for a differentiated safety profile. We announced the first patient dosed in a Phase 1 clinical trial in connection with STRO-006 in October 2026.

The Phase 1 open-label, multicenter trial of STRO-006 is designed to evaluate the safety, tolerability, pharmacokinetics and preliminary anti-tumor activity of STRO-006 in patients with refractory solid tumors that are recurrent or metastatic, including head and neck squamous cell carcinoma, non-small cell lung cancer, esophageal/gastric cancer, colorectal cancer, endometrial carcinoma, urothelial carcinoma, and breast cancer. The dose-escalation phase includes multiple cohorts with ascending dose levels, supported by evidence of strong tolerability in non-human primate studies at up to 30 mg/kg. We expect to provide an initial clinical update with STRO-006 in the second half of 2027.

Our lead preclinical asset is STRO-227. STRO-227 is our first wholly-owned dual-payload ADC, targeting Protein Tyrosine Kinase 7, or PTK7. This approach incorporates two distinct cytotoxic payloads, MMAE (DAR2) is designed to inhibit tubulin and exatecan (DAR8) is designed to inhibit topoisomerase, enabling complementary mechanisms of action within a single molecule. We have initiated certain chemistry, manufacturing and controls, or CMC, related activities for the PTK7-targeting dual-payload ADC and anticipate initiating a Phase 1 clinical trial with this program in early 2027.

Enabled through our proprietary XpressCF® and XpressCF+® platforms, we have entered into multitarget, product-focused collaborations with leading pharmaceutical and biotechnology companies in the field of oncology and we may enter into additional such collaborations in the future. We have an ongoing multitarget iADC collaboration with Astellas Pharma Inc. for the development of iADC targets. Clinical trials for the first iADC licensed pursuant to the Astellas Agreement were initiated in the first quarter of 2026 and clinical trials for the second iADC collaboration program were initiated in the third quarter of 2026. In addition, we may partner or out-license our wholly-owned preclinical or clinical development programs depending on resource and capital availability.

Our XpressCF® and XpressCF+® platforms have also supported Vaxcyte, focused on discovery and development of vaccines for the treatment and prophylaxis of infectious disease. The lead programs for Vaxcyte are VAX-31 and VAX-24, its 31-valent and 24-valent, respectively, pneumococcal conjugate vaccine candidates. Vaxcyte is responsible for performing all research and development activities and we provide technical support. In June 2023, we entered into a purchase and sale agreement, or the Purchase Agreement, with Blackstone, in which Blackstone acquired the right to receive our 4% royalty, or revenue interest, in the potential future net sales of Vaxcyte products, including Vaxcyte’s pneumococcal conjugate vaccine, or PCV, products, such as VAX-24 and VAX-31. Following agreement with Vaxcyte on the Form Definitive Agreement and upon effectiveness of an amendment to the licensing agreement, the revenue interest in the 4% royalty on potential future sales of Vaxcyte products other than Vaxcyte’s PCV products reverted to us. Thus, we retain the right to receive a 4% royalty on sales of Vaxcyte’s products other than PCV products. In November 2023, Vaxcyte exercised its option to access expanded rights to develop and manufacture cell-free extract for use in development and manufacture of its vaccine products, among certain other rights.

Since the commencement of our operations, we have devoted substantially all of our resources to performing research and development and manufacturing activities in support of our own product development efforts and those of our collaborators, raising capital to support and expand such activities and providing general and administrative support for these operations. We have funded our operations to date primarily from upfront, milestone and other payments under our collaboration agreements with BMS, Merck, Astellas, Vaxcyte, Ipsen, EMD Serono, BioNova, and Tasly, the issuance and sale of redeemable convertible preferred stock, our initial public offering, or IPO, follow-on public and other offerings of common stock, sales of our common stock through our At-the-Market Facility pursuant to our Open Market Sales AgreementSM dated April 2, 2021 with Jefferies LLC, which was terminated in March 2026, our At-the-Market Facility pursuant to our Sales Agreement dated March 23, 2026, or the Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, debt financing, sale of our holdings of Vaxcyte common stock, and the royalty monetization agreement with Blackstone.

In March 2025, our Board of Directors approved a strategic portfolio review, or the March 2025 Restructuring Plan, with an associated planned reduction in our workforce, as a result of its review of current strategic priorities, resource allocation, and cost reduction intended to reduce operating costs, streamline operations and extend our cash runway. In connection with this March 2025 Restructuring Plan, we deprioritized further investment in our late-stage clinical development product candidate, luveltamab tazevibulin, which development has been terminated, and refocused our activities on our clinical and preclinical pipeline, including STRO-004, STRO-227, and STRO-006. In addition, in 2025, we made the strategic decision to cease operations at our San Carlos manufacturing facility and rely on an external manufacturing strategy, in which all elements of our product candidates and platform reagents are manufactured by qualified third-party contract manufacturing organizations, or CMOs. We have identified CMOs to serve as our strategic partners for the production of cell-free extract and custom reagents used in our cell-free production, and have completed technology transfers to these CMOs. Given the success of these technology transfers, we wound down our manufacturing activities in our San Carlos facility at the end of 2025 and completed the exit of the facility in 2026 upon expiration of our leases.

In September 2025, we announced a further reduction in our workforce of approximately one third of our remaining employees, or the September 2025 Restructuring Plan, and, together with the March 2025 Restructuring Plan, the Restructuring Plans, which was intended to further reduce operating costs, streamline operations, and extend our cash runway.

We do not have any products approved for commercial sale and have not generated any revenue from commercial product sales. We had a loss from operations of $81.5 million and a net loss of $108.5 million for the nine months ended September 30, 2026. We had a loss from operations of $120.3 million and a net loss of $144.3 million for the nine months ended September 30, 2025. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We cannot assure you that we will have net income or that we will generate positive cash flow from operating activities in the future. As of September 30, 2026, we had an accumulated deficit of $1,086.5 million. We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, access, marketing, manufacturing and distribution. In light of our current resources and the cost of development, we are continuing our process of evaluating our programs and spending. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, our expenditures on other research and development and general and administrative activities, and the timing of achievement and receipt of upfront, milestone and other collaboration agreement payments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Internal costs:
Research and drug discovery	$7,265	$9,276	$22,507	$30,255
Process and product development	3,503	4,529	10,431	15,450
Manufacturing	2,439	7,559	7,626	29,214
Clinical development	1,809	1,401	4,795	5,483
Total internal costs	15,016	22,765	45,359	80,402
External program costs:
Research and drug discovery	1,046	1,033	3,411	5,676
Process and product development	314	244	626	1,557
Manufacturing	4,480	14,440	35,086	35,031
Clinical development	2,643	1,371	7,265	7,109
Total external program costs	8,483	17,088	46,388	49,373
Total research and development expenses	$23,499	$39,853	$91,747	$129,775

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

Restructuring and Related Costs

In March 2025, we announced the March 2025 Restructuring Plan resulting in the prioritization of our three wholly-owned preclinical programs in our next-generation ADC pipeline. We also announced that we were deprioritizing additional investment into development of luvelta across all indications and were reducing headcount by nearly 50 percent. In September 2025, we announced a further reduction in our workforce of approximately one third of our remaining employees. In connection with these events, we reported clinical trial expenses and other third-party costs for the deprioritization of the luvelta program in "Restructuring and Related Costs" in our interim condensed Statements of Operations.

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

Interest and Other Income (Expense), Net

Interest expense primarily includes a financing component under the Astellas Agreement and recorded interest expense associated with the upfront payment. Interest and other income (expense), net also includes foreign currency transaction gains and losses.

Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended
	September 30,
	2026	2025	Change	Change (%)
	(in thousands)
Revenue	$9,098	$9,693	$(595)	(6)%
Operating expenses
Research and development	23,499	39,853	(16,354)	(41)%
General and administrative	7,539	8,741	(1,202)	(14)%
Restructuring and related costs	16	9,558	(9,542)	(100)%
Total operating expenses	31,054	58,152	(27,098)	(47)%
Loss from operations	(21,956)	(48,459)	26,503	(55)%
Interest income	1,466	2,009	(543)	(27)%
Non-cash interest expense related to the sale of future royalties	(10,153)	(9,670)	(483)	5%
Interest and other income (expense), net	(846)	(737)	(109)	15%
Loss before provision for income taxes	(31,489)	(56,857)	25,368	(45)%
(Benefit) from / provision for income taxes	—	—	—	*
Net loss	$(31,489)	$(56,857)	$25,368	(45)%

*Percentage not meaningful

Revenue

We have recognized revenue as follows during the indicated periods:

	Three Months Ended
	September 30,
	2026	2025	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$9,055	$9,564	$(509)	(5)%
Vaxcyte, Inc. ("Vaxcyte")	23	129	(106)	(82)%
Other	20	—	20	*
Total revenue	$9,098	$9,693	$(595)	(6)%

Total revenue decreased by $0.6 million, or 6%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This was primarily due to a $0.5 million decrease from Astellas, related to a $0.8 million net decrease in research and development services and materials supply, partially offset by a $0.1 million increase in ongoing performance on partially unsatisfied performance obligations under the Astellas Agreement, and a $0.2 million increase from the financing component under the Astellas Agreement. Revenue from ongoing performance obligations in the third quarter of 2026 included a $9.2 million positive cumulative catch-up adjustment related to the September milestone and a $5.7 million downward cumulative catch-up adjustment resulting from an increase in estimated total FTE effort required to complete the remaining research and development activities.

Research and Development Expense

Research and development expense decreased by $16.4 million, or 41%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The overall decrease was due primarily to decreases of $9.8 million in outside services, $3.7 million in personnel-related expenses, $2.6 million in allocated facilities and IT-related expenses, $0.9 million in laboratory supplies, and $0.4 million in equipment and office-related expenses, partially offset by a $1.2 million increase in preclinical research and clinical development expenses. Following the implementation of the March 2025 Restructuring Plan, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements.

General and Administrative Expense

General and administrative expense decreased by $1.2 million, or 14%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The overall decrease was due primarily to decreases of $0.7 million in outside services, $0.3 million in personnel-related expenses, $0.1 million in allocated facilities and IT-related expenses, and $0.1 million in equipment and office-related expenses.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs from the Restructuring Plans, as further described and disclosed in Note 10 to our condensed financial statements:

	Three Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$16	$7,308
Severance and benefits expense	—	2,298
Contract termination and other restructuring costs	—	(48)
Total	$16	$9,558

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

Interest Income

Interest income decreased by $0.5 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due primarily to lower average investment balances and lower average rates of return in 2026.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $0.5 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, increased by $0.1 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to the financing component related to the Astellas Agreement.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
	September 30,
	2026	2025	Change	Change (%)
	(in thousands)
Revenue	$33,460	$90,837	$(57,377)	(63)%
Operating expenses
Research and development	91,747	129,775	(38,028)	(29)%
General and administrative	22,954	32,357	(9,403)	(29)%
Restructuring and related costs	259	49,023	(48,764)	(99)%
Total operating expenses	114,960	211,155	(96,195)	(46)%
Loss from operations	(81,500)	(120,318)	38,818	(32)%
Interest income	4,824	7,717	(2,893)	(37)%
Non-cash interest expense related to the sale of future royalties	(29,482)	(28,661)	(821)	3%
Interest and other income (expense), net	(2,362)	(3,073)	711	(23)%
Loss before provision for income taxes	(108,520)	(144,335)	35,815	(25)%
(Benefit) from / provision for income taxes	(14)	(11)	(3)	27%
Net loss	$(108,506)	$(144,324)	$35,818	(25)%

Revenue

We have recognized revenue as follows during the indicated periods:

	Nine Months Ended
	September 30,
	2026	2025	Change	Change (%)
	(in thousands)
Astellas Pharma Inc. (“Astellas”)	$33,200	$33,858	$(658)	(2)%
Vaxcyte, Inc. ("Vaxcyte")	215	517	(302)	(58)%
Ipsen Pharma SAS (“Ipsen”)	—	56,357	(56,357)	(100)%
Other	45	105	(60)	(57)%
Total revenue	$33,460	$90,837	$(57,377)	(63)%

Total revenue decreased by $57.4 million, or 63%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This was primarily due to a $56.4 million decrease from Ipsen, which included the derecognition of $53.2 million in deferred revenue as a result of Ipsen's strategic decision not to advance the STRO-003 program under its partnership with us and a $3.2 million decrease in research and development services and manufacturing activities supporting clinical trial supply. Revenue decreased by $0.7 million from Astellas, due to decreases of $2.1 million related to ongoing performance on partially unsatisfied performance obligations and $0.4 million related to the financing component under the Astellas Agreement, partially offset by a $1.8 million increase in research and development services and materials supply. Revenue from ongoing performance obligations in 2026 included $18.3 million in positive cumulative catch-up adjustments related to milestones earned during the period and a $5.7 million downward cumulative catch-up adjustment resulting from an increase in estimated total FTE effort required to complete the remaining research and development activities. Revenue also decreased by $0.3 million from Vaxcyte, related to research and development services and materials supply, and $0.1 million from Tasly, related to materials supply.

Research and Development Expense

Research and development expense decreased by $38.0 million, or 29%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The overall decrease was due primarily to decreases of $17.5 million in personnel-related expenses, $10.6 million in outside services, $9.1 million in allocated facilities and IT-related expenses, $7.1 million in laboratory supplies, $0.9 million in equipment and office-related expenses, and $0.1 million in travel-related expenses, partially offset by increases of $6.9 million in technology transfer expenses primarily related to a negotiated resolution associated with a preexisting technology transfer cost-sharing arrangement, and $0.5 million in preclinical research and clinical development expenses. Following the implementation of the Restructuring Plans, we began reporting restructuring costs and other costs associated with the deprioritized luvelta program under "Restructuring and related costs" in our interim condensed financial statements.

General and Administrative Expense

General and administrative expense decreased by $9.4 million, or 29%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The overall decrease was due primarily to decreases of $5.8 million in personnel-related expenses, $2.8 million in outside services, $0.4 million in allocated facilities-related expenses, $0.2 million in travel-related expenses, and $0.2 million in equipment and office-related expenses. Some general and administrative expenses previously recorded under this category are now reported under "Restructuring and related costs" in our interim condensed financial statements following the implementation of our Restructuring Plans.

Restructuring and Related Costs

The following table presents the components of restructuring and related costs, as further described and disclosed in Note 10 to our condensed financial statements:

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Clinical trial expense and other third-party costs for the deprioritization of the luvelta program	$259	$24,570
Severance and benefits expense	—	14,670
Contract termination and other restructuring costs	—	9,783
Total	$259	$49,023

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

Interest Income

Interest income decreased by $2.9 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due primarily to lower average investment balances and lower average rates of return in 2026.

Non-cash Interest Expense related to the Sale of Future Royalties

Non-cash interest expense increased by $0.8 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Non-cash interest expense was recognized on our deferred royalty obligation related to the June 2023 sale of future Vaxcyte royalties pursuant to the Purchase Agreement, using the effective interest method based on the imputed interest rate derived from estimated amounts and timing of potential future royalty payments to be earned and received by Blackstone from Vaxcyte under the 2015 License Agreement.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased by $0.7 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to a $0.4 million decrease in interest expense related to the financing component of the Astellas Agreement and a $0.3 million decrease in foreign exchange losses.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have incurred significant net losses, and negative cash flows from operations. Our operations have been funded primarily by payments received from our collaborators, and net proceeds from equity sales, debt, sale of shares of Vaxcyte common stock, and a royalty monetization. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $142.2 million, and an accumulated deficit of $1,086.5 million.

Contingent Payments from Astellas

In the first quarter of 2025, we earned a $7.5 million contingent payment from Astellas for its initiation of an IND-enabling toxicology study for the first program under our collaboration with Astellas. In the fourth quarter of 2025, we earned a $7.5 million contingent payment from Astellas for its initiation of an IND-enabling toxicology study for the second program under our collaboration with Astellas. In the first quarter of 2026, we earned a $10.0 million contingent payment from Astellas for its dosing of the first subject in a Phase 1 clinical trial in the territory for the first program under our collaboration with Astellas. In the third quarter of 2026, we earned a $10.0 million contingent payment from Astellas for its dosing of the first subject in a Phase 1 clinical trial in the territory for the second program under our collaboration with Astellas.

Underwritten Offering

On February 9, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein (the “Underwriters”), pursuant to which we agreed to issue and sell 7,868,383 shares of our common stock (the “Shares”) to the Underwriters (the “February 2026 Offering”). The Shares were sold at an offering price of $13.98 per share. The gross proceeds from the February 2026 Offering were approximately $110.0 million, before deducting underwriting discounts and commissions and February 2026 Offering expenses.

Leases

In September 2020, we entered into a sublease agreement (the "Sublease”) with Five Prime Therapeutics, Inc. (the "Sublessor") for approximately 115,466 square feet, in a building located in South San Francisco, California (the "Premises"). We use the Premises as our corporate headquarters and to conduct (or expand) research and development activities. We commenced making monthly payments for the first 85,755 square feet of the Premises, or Initial Premises, in July 2021, with occupancy of such space commencing in August 2021. We were provided early access to the Initial Premises in the fourth quarter of 2020 to conduct certain planning and tenant improvement work. The Sublease is subordinate to the lease agreement, effective December 12, 2016, between the Sublessor and HCP Oyster Point III LLC (the "Landlord"). We commenced using the remaining 29,711 square feet of the Premises (the "Expansion Premises") on July 1, 2023 under the Sublease. The Sublease for both the Initial Premises and Expansion Premises will expire on December 31, 2027. With a commencement date on the Initial Premises of July 1, 2021, and Expansion Premises of July 1, 2023, the aggregate estimated base rent payments due over the term of the Sublease are approximately $40.4 million, including the approximately $5.2 million in potential financial benefit to us of base rent abatement to be provided by the Sublessor, subject to certain terms contained in the Sublease. The Sublease contains customary provisions requiring us to pay our pro rata share of utilities and a portion of the operating expenses and certain taxes, assessments and fees of the Premises and provisions allowing the Sublessor to terminate the Sublease upon the termination of the lease with the Landlord or if we fail to remedy a breach of certain of our obligations within specified time periods. Additionally, we posted a security deposit of $0.9 million, which is reflected as restricted cash in non-current assets on our condensed balance sheets as of September 30, 2026 and December 31, 2025.

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

Cash Flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended
	September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(103,000)	$(150,796)
Net cash (used in) provided by investing activities	(11,069)	26,311
Net cash provided by financing activities	102,790	108
Net decrease in cash, cash equivalents and restricted cash	$(11,279)	$(124,377)

Cash Flows from Operating Activities

Cash used in operating activities for the nine months ended September 30, 2026 was $103.0 million. Our net loss of $108.5 million included non-cash amounts of $29.5 million for non-cash interest expense on our deferred royalty obligation, $5.7 million for stock-based compensation, $3.8 million for depreciation and amortization, $3.7 million for non-cash lease expense, and $1.2 million for the accretion of discount on marketable securities. Cash used in operating activities also reflected a net change in operating assets and liabilities of $36.3 million, due to an increase of $8.8 million in accounts receivable, a decrease of $6.9 million in accrued compensation expense primarily due to bonuses paid in 2026 in connection with the achievement of certain 2025 corporate goals, a decrease of $6.9 million in accrued expenses and other liabilities due primarily to a payment made to Vaxcyte partially offset by an increase in technology transfer costs, a decrease of $6.0 million in operating lease liabilities, a decrease of $4.7 million in accounts payable due to timing of payments, a decrease of $2.5 million in deferred revenue resulting from revenue recognized under the Astellas Agreement, and an increase of $0.5 million in prepaid expenses and other assets due primarily to an increase in clinical trials activities for STRO-004.

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

Cash Flows from Investing Activities

Cash used in investing activities of $11.1 million for the nine months ended September 30, 2026 was primarily related to purchases of marketable securities of $184.8 million, partially offset by maturities of marketable securities of $138.5 million, and sales of marketable securities of $35.4 million.

Cash provided by investing activities of $26.3 million for the nine months ended September 30, 2025 was primarily related to maturities of marketable securities of $251.3 million, and sales of marketable securities of $37.5 million, partially offset by purchases of marketable securities of $260.9 million, and purchases of property and equipment of $1.5 million, principally for laboratory equipment.

Cash Flows from Financing Activities

Cash provided by financing activities of $102.8 million for the nine months ended September 30, 2026 was primarily related to net proceeds from the sale of common stock in February 2026.

Cash provided by financing activities of $0.1 million for the nine months ended September 30, 2025 was primarily related to $0.4 million of net proceeds received from participants in our employee equity plans, partially offset by a $0.3 million tax payment related to the net share settlement of vested restricted stock units.

Contractual Obligations and Other Commitments

In addition to the contractual obligations and commitments as noted above and elsewhere in this Quarterly Report on Form 10-Q with regard to the leases, we enter into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

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

We had cash, cash equivalents and marketable securities of $142.2 million and $141.4 million as of September 30, 2026 and December 31, 2025, respectively, which consisted primarily of money market funds, commercial paper, corporate debt securities, asset-backed securities, and U.S. government securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have no products approved for commercial sale, have not generated any revenue from commercial product sales and, as of September 30, 2026, had an accumulated deficit of $1,086.5 million. For the nine months ended September 30, 2026 and the year ended December 31, 2025, our net loss was $108.5 million and $191.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies or clinical trials in addition to those studies and clinical trials that we currently anticipate conducting for our product candidates, or if there are any delays in our or our partners’ completing clinical trials or the development of any of our product candidates. Our technologies and product candidates are in varying stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Furthermore, we do not expect to generate any revenue from commercial product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates and manufacturing clinical and early commercial supply of our product candidates. We expect our net losses to increase substantially as we progress further into development of our lead programs and create additional infrastructure to support operations as a public company. However, the amount of our future losses is uncertain. We may never generate revenues from the commercial sale of our or our collaborators’ products. Our ability to achieve profitability, if ever, will depend on, among other things, our, or our existing or future collaborators’, successful development of product candidates, evaluating the related commercial opportunities, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we, or our existing or future collaborators, are unable to develop our technologies and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material and adverse effect on our business, financial condition, results of operations and prospects. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our preclinical and clinical-stage product candidates and the development of our technology platform. Preclinical studies and clinical trials for our product candidates have required substantial funds to date and will continue to require substantial funds to complete. As of September 30, 2026, we had $142.2 million in cash, cash equivalents and marketable securities. We expect to incur substantial expenditures in the foreseeable future as we seek to advance multiple product candidates through clinical development, manufacturing, the regulatory approval process and, if approved, commercial launch activities, as well as in connection with the continued development of our technology platform. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. For example, the timing and amount of our operating expenditures will depend largely on:

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

•
the costs and outcome of any disputes with our collaborators, contract manufacturers or other third parties;
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

We have no products on the market, and our lead wholly-owned product candidate, STRO-004, is in early stages of clinical development for the treatment of solid tumors. Further, our other internal product candidates for cancer therapy are in early stages of development, including STRO-006, for which we dosed the first patient in our Phase 1 trial in October 2026, and STRO-227, which is in preclinical development. Additionally, under our collaboration with Astellas, two partnered programs have entered clinical development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs, contract development and manufacturing organizations, or CDMOs, and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we expect to enter into agreements governing their committed activities, we have limited influence over their actual performance. Any delay by our CDMOs in manufacturing or supplying clinical trial material could delay the initiation or completion of our clinical trials.

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

Since the winding down of manufacturing activities at our own manufacturing facilities, we rely on third-party contract manufacturers to manufacture such clinical trial product materials and supplies for our or our collaborators’ needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Further, while efforts are made to diversify our sources of raw and intermediate materials, we acquire certain raw and intermediate materials from a sole supplier. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, replacement of a manufacturer, or a transfer of manufacturing between facilities of the same manufacturer, may require a technology transfer to the new manufacturer or facility, which involves technical risk that the transfer may not succeed or may be delayed, and can result in significant costs. We have experienced, and may in the future experience, unanticipated technical challenges, failed batches and delays in transferring manufacturing between facilities, including between facilities operated by the same contract manufacturer. To the extent we elect to transfer manufacturing between third-party CMOs or between facilities of a CMO, we will be required to demonstrate that the product manufactured in the new facility is comparable and/or non-inferior to the product manufactured in the original facility.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. If we or our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to rely on our or their manufacturing facilities for the manufacture of elements of our product candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may need to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. We have had, and may in the future have, disputes with our contract manufacturers, including regarding responsibility for failed or delayed manufacturing activities and related costs and fees, which can be costly and time-consuming to resolve and could disrupt our supply. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty applying such skills or technology ourselves, or in transferring such to another third party. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines; and we may be required to repeat some of the development program. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or our third-party manufacturers may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process at the facilities of our current manufacturers, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy and costly. To the extent we elect to transfer manufacturing, we will be required to demonstrate that the product manufactured in the new facility is comparable and/or non-inferior to the product manufactured in the original facility. Our inability to demonstrate to the FDA or other comparable regulatory authority that acceptable drug product was manufactured could delay the development of our product candidates or availability of additional product supplies.

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

Manufacturing biologics is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered at the manufacturing facilities of our third-party manufacturers, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that the manufacturing facilities of our third-party manufacturers are not in compliance with applicable laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance.

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

If companion diagnostics are developed in conjunction with clinical programs, the FDA may require regulatory approval of a companion diagnostic as a condition to approval of the product candidate. Companion diagnostics are subject to regulation by the FDA and foreign regulatory authorities as medical devices and require separate regulatory approval or clearance prior to commercialization. To approve a companion diagnostic or the associated product candidate, the FDA may require clinical data demonstrating that the diagnostic can reliably identify patients who are most likely to benefit from the therapeutic product. We may also be required to demonstrate the predictive utility of the companion diagnostic to the FDA. Specifically, we must demonstrate the way in which the diagnostic selects patients for whom the biologic therapy will be effective or more effective compared to patients not selected by the diagnostic.

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

We are aware of several companies that are developing ADCs, bispecific antibodies and cancer immunotherapies, including companies developing ADCs directed to the same targets as STRO-004, STRO-006 and STRO-227. For example, Pfizer has an approved ADC targeting TF, TIVDAK®, and is developing sigvotatug vedotin, PF-08046876, and PF-08052667, three ADCs targeting ITGB6. In addition, large pharmaceutical companies and smaller biotechnology companies are developing other ADCs, including TF- and ITGB6-targeting ADCs; and we anticipate more TF-targeting ADCs, other potential TF-targeting modalities, and possibly more ITGB6-targeting therapeutics will be evaluated in the clinic in the coming years. Further, other companies may develop ADCs targeting receptors other than TF or ITGB6 for the treatment of the same indications for which we are developing STRO-004 and/or STRO-006. Moreover, we are aware of several companies that are also pursuing dual-payload ADCs for oncology indications, including some that have initiated clinical development and other companies that are clinically developing ADCs that target PTK7, the target of STRO-227. Many of these companies are well-capitalized and, unlike us, have significant clinical experience, and may include our existing or future collaborators. In addition, these companies compete with us in recruiting scientific and managerial talent.

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

As of September 30, 2026, we had 129 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in recent Executive Orders, several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Current and future presidential budget proposals and future legislation may contain further drug price control measures that could be enacted. For example, on May 12, 2025, President Trump issued an Executive Order that, among other things, required the U.S. Department of Health and Human Services, or HHS, within 30 days, to establish and communicate to drug manufacturers most-favored-nation, or MFN, price targets designed to bring drug prices for American patients in line with those in comparably developed nations. If significant progress towards MFN pricing is not achieved, the Executive Order requires HHS to propose a rulemaking to implement MFN pricing. In December 2025, the Centers for Medicare & Medicaid Services, or CMS, issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN pricing demonstration models under Medicare Part B and Part D. One of these MFN pricing rules was finalized in October 2026 with an effective date in November 2026. If and when these rules or other MFN pricing rules are finalized and become effective, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs compete with drugs whose prices were reduced by MFN pricing. The current administration has also announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug MFN pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues, generally in exchange for relief from certain pharmaceutical tariffs. Additionally, in January 2026, the current administration called on Congress to enact “The Great Healthcare Plan,” to codify and expand MFN pricing, redirect government health insurance subsidies from insurance companies to consumers, increase healthcare price transparency, make more pharmaceutical drugs available for over-the-counter purchase and enact restrictions on pharmacy benefit manager payment methodologies, among other things. . These actions and policies may significantly reduce U.S. drug prices, which could adversely affect the prices that we or our collaborators are able to obtain for any of our product candidates that may be approved, and increase our operational costs and compliance risks.

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

Our research, development and manufacturing involve the use of hazardous chemicals and materials, including radioactive materials. We maintain quantities of various flammable and toxic chemicals in our facilities that are required for our research, development and manufacturing activities. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We and our third-party contractors are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous chemicals and materials. We believe our and our third-party contractors’ procedures for storing, handling and disposing these materials in our facilities comply with the relevant guidelines of the City of South San Francisco, the County of San Mateo, the State of California and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, including employee and contractor training and procedures regarding safe handling and disposal, the risk of accidental or mistaken contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial and exceed any available insurance. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials or from other hazards potentially present in our workplaces, such as high voltage electricity, process steam or other hot material, liquid nitrogen or other cold material, materials stored under pressure, laboratory instruments that incorporate powerful lasers or magnets, sonic resonance, heavy machinery, and the like, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials in our other locations. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future and existing laws and regulations could become more stringent. Further, we may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Our current operations are located in South San Francisco, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, epidemic, pandemic or contagious disease, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes, epidemics, pandemics or contagious diseases, or other natural disasters could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage, epidemics, pandemics or contagious disease, or other events occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Further, many of our employees conduct business outside of our leased facilities and these locations may be subject to additional security risks outside of our control. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if we experience an “ownership change” which is generally defined as a greater than 50% change, by value, in our equity ownership over a three-year period, our ability to use our pre-change net operating loss carryforwards to offset our post-change income may be limited. Based on Section 382 studies performed for certain prior periods, we experienced an ownership change on each of November 20, 2019 and December 31, 2022, which imposed limitations on the use of our net operating losses arising before those dates. In addition, we may have experienced other ownership changes in the past and may experience ownership changes in the future as a result of equity offerings or other shifts in our stock ownership, some of which are outside our control. As a result, our use of federal net operating loss carryforwards could be further limited.

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

It is also possible that we have failed to identify relevant third-party patents or applications. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technologies could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or in other ex-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, there have been numerous recent changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act, enacted within the last several years, involves significant changes in patent legislation.

The U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the U.S. Court of Appeals for the Federal Circuit issued a decision, In re Cellect, LLC (2023) involving the interaction of patent term adjustment (PTA), terminal disclaimers, and obviousness-type double patenting which may affect the patent term of any issued patents that rely on any PTA. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Also, the decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. (2013) precludes a claim to a nucleic acid having a stated nucleotide sequence that is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing product candidates that contain modifications that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, and similar legislative and regulatory bodies in other countries in which we may pursue patent protection, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the Inflation Reduction Act, or IRA, passed by Congress authorizes the Secretary of HHS to negotiate prices directly with participating manufacturers for selected medicines reimbursed by Medicare Part B or Part D even if these medicines are protected by an existing patent. In addition, we may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

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

Although some of our employees have experience in conducting and managing clinical trials from prior employment at other companies, we, as a company, have little prior experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of the initial clinical trials, depending upon the type, complexity and novelty of the product candidate and the availability of applicable government resources. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We or our collaborators may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or the impact of such changes, if any. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other Oncology Center of Excellence initiatives have included Project FrontRunner, an initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs. We may also be affected by ex-U.S. regulatory requirements, given that our trials may be conducted globally; current and unforeseen new EU-specific clinical trial conduct regulations, such as the In Vitro Diagnostic Regulation, or IVDR, and GDPR, may delay, or increase the difficulty and expense of conducting, our clinical studies.

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

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with the FDA approval process described above, as well as additional risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. FDA approval does not ensure approval by regulatory authorities outside the United States and vice versa. From time to time during the development and regulatory approval process for our therapeutic candidates, we engage in discussions with the FDA and other regulatory authorities regarding our development programs, including discussions about the regulatory requirements for approval. Sometimes different regulatory authorities provide different or conflicting advice. While we attempt to harmonize the advice we receive from multiple regulatory authorities, it is not always practical to do so. Also, we may choose not to harmonize conflicting advice when harmonization would significantly delay clinical trial data or when we believe it is otherwise inappropriate. In addition, regulatory authorities may change their views on aspects of the clinical programs, including study designs, or the ability of the studies as designed to support approval of a product. If we are unable to effectively and efficiently resolve and comply with the inquiries and requests of the FDA and other regulatory authorities, the approval of our therapeutic candidates may be delayed, and their value may be reduced. Any delay or failure to obtain U.S. or foreign regulatory approval for a product candidate could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, decisions from the U.S. Supreme

Court have limited judicial deference to regulatory agencies, including the FDA. As a result of these decisions, existing agency regulations, policies, and long-standing decisions may become subject to legal challenges, which may impact the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, all of which could impact the timely review of any regulatory filings or applications we submit to the FDA.

Over the last several years, including in late 2025 and early 2026, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, when affected, had to furlough critical employees and stop critical activities. Further, if another prolonged government shutdown occurs that affects funding for the FDA, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. CMS bundles the Medicare payments for certain laboratory tests ordered while a patient receives services in a hospital outpatient setting and CMS pays for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services. Further, on March 16, 2018, CMS finalized its National Coverage Determination, or NCD, for certain diagnostic laboratory tests using next generation sequencing that are approved by the FDA as a companion in vitro diagnostic and used in a cancer with an FDA-approved companion diagnostic indication. Under the NCD, diagnostic tests that gain FDA approval or clearance as an in vitro companion diagnostic will automatically receive full coverage and be available for patients with recurrent, metastatic relapsed, refractory or stages III and IV cancer. Additionally, the NCD extended coverage to repeat testing when the patient has a new primary diagnosis of cancer.

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

Additionally, several healthcare reform initiatives culminated in the enactment of the IRA in August 2022, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (7 years for single-source drugs) can qualify for negotiations, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices became effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. These negotiations resulted in significant price reductions for the products from their 2023 list prices, ranging from 38 to 79 percent, with an average price reduction of 59.4 percent. CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations for the Medicare Part D and Part B inflation rebates. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties. Further, in July 2025, the OBBBA was signed into law. The OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declined to extend the enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces, which expired in 2025. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry and our product candidates.

At the state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada, and the FDA authorized the first such plan in January 2024, which has been extended until November 2026. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted proposals that are pending review by the FDA.

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

We maintain a quantity of sensitive and confidential information, including confidential business and patient health information in connection with our clinical trials that are subject to U.S. and international laws and regulations governing the privacy and data protection of such information. Each of these laws is subject to varying interpretations and subject to evolving regulations. For example, the respective General Data Protection Regulations of the EU and the United Kingdom, or UK, collectively, the GDPR, which apply extraterritorially, impose strict requirements for controllers and processors of personal information, which include high standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of personal information (such as health information), including in pseudonymized (i.e., key-coded) form, and heightened transfer requirements of personal information from the European Economic Area/UK/Switzerland to countries not deemed to have adequate data protection laws (including the U.S.). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million in the UK) or 4 percent of the annual global revenues of the noncompliant company, whichever is greater.

In the United States, in addition to HIPAA, various federal (for example, the Federal Trade Commission) and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security that may conflict or be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than existing federal, international, or other state laws, and such laws may differ from each other, all of which may impact our compliance efforts. For example, California enacted the California Consumer Privacy Act, as amended, or the CCPA, which grants individual privacy rights for California consumers and places increased privacy and data security obligations on entities handling personal information of consumers or households. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages. Following California’s lead, over a third of U.S. states have adopted comprehensive privacy and security laws and regulations, which govern the privacy, processing and protection of personal information, including certain specific requirements and laws with respect to health-related information. For example, Washington state has passed the My Health My Data Act, which is focused on the collection of consumer health data, has a broader scope than HIPAA and includes a private right of action. In addition, various comprehensive federal privacy bills have been proposed in Congress.

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

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. Further, we do not control the operations, priorities, or decision-making of third-party collaborators. As a result, we are dependent on others to execute commercial activities in accordance with our timelines and strategic objectives. If third-party collaborators experience delays, fail to meet their obligations, or prioritize other programs over our product candidates, our commercialization efforts could be significantly delayed. We may have limited visibility into their commercialization timelines, resource allocation, and strategic decision-making, which could hinder our ability to accurately forecast product launches and revenue generation. If we are unable to enter into such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval, or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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
•
general economic uncertainty and capital markets disruptions, including fluctuations in interest rates, uncertainty with respect to U.S. federal policy, another government shutdown, inflation, changes in tariffs and trade restrictions, potential instability, which have been substantially impacted by regional geopolitical instability due to the impact of geopolitical tensions and the ongoing military conflicts around the world;
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

Any further geopolitical conflicts, trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our product candidates. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments. Existing or future tariffs could have a material adverse effect on our business, results of operations, financial condition and prospects. Moreover, the U.S. government has imposed tariffs on certain imported pharmaceutical products and ingredients, which may disrupt our supply chain and lead to greater uncertainty in the broader pharmaceutical industry.

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

We became a “smaller reporting company” as of December 31, 2022. Based on the market value of our common stock held by non-affiliates as of June 30, 2026 and our annual revenue for the year ended December 31, 2025, we expect to cease to be a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2027. Until then, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and are eligible to take advantage of certain of the reduced disclosure obligations regarding compensation disclosures. Once we are no longer a smaller reporting company, we will be required to provide additional disclosure, including more extensive executive compensation disclosure, which will increase our compliance costs. As a smaller reporting company, we still need to comply with Section 404(a) of the Sarbanes-Oxley Act, which will continue to require substantial management time and expense.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.					X

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

SUTRO BIOPHARMA, INC.

Date: November 12, 2026	By:	/s/ Jane Chung
Jane Chung
Chief Executive Officer

Date: November 12, 2026	By:	/s/ Gregory Chow
Gregory Chow
Chief Financial Officer